Form 10-K
period 2018-12-31
DIODES INC /DEL/
filed 2019-02-21
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the 36,999,783 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $34.47 per share of the Common Stock on the Nasdaq Global Select Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 9, 2019 was 51,740,020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

PART I

Item 1.Business.

GENERAL

Diodes Incorporated and its subsidiaries (collectively, the “Company” or “we” or “our”) is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. Diodes serves the consumer electronics, computing, communications, industrial, and automotive markets. Diodes’ products include diodes, rectifiers, transistors, Metal Oxide Semiconductor Field Effect Transistors (“MOSFET”), protection devices, function-specific arrays, logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Diodes’ corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taiwan; Taoyuan City, Taiwan; Zhubei City, Taiwan; Oldham, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in Oldham with additional facilities located in Shanghai, China. Diodes has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Oldham; Shanghai; Shenzhen, China; Seongnam-si, South Korea; Munich, Germany; and Tokyo, Japan, with support offices throughout the world. We were incorporated in 1959 in California and reincorporated in Delaware in 1968. In February 2019, we announced the proposed acquisition of Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”).  Assuming the acquisition of GFAB successfully closes, this facility will not only add to Diodes’ existing global footprint, but also provide expanded wafer capacity to support our product growth, in particular for the automotive market.  The acquisition of GFAB is expected to close by the end of the first quarter 2019.

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

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer electronic devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power-efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 25,000 products, and we shipped approximately 46 billion units in each of 2018 and 2017, and 41 billion units in 2016. From 2013 to 2018, our net sales grew from $826.8 million to $1.2 billion, representing a compound annual growth rate of greater than 6%.

BUSINESS OUTLOOK

During 2018, we achieved $1.2 billion in annual revenue, an increase of $160 million or 15.2% from the $1.1 billion we reached in 2017.  This increase in revenue for 2018 compared to 2017 exhibits progress toward our previously stated goals for 2025 of $2.5 billion in revenue with gross margin of 40%, representing gross profit of $1.0 billion. Acquisitions remain a key part of our growth strategy to reach our revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable, despite the uncertainties in the global economy, as we continue to execute on the strategy that has proven successful for us over the years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook” in Part II, Item 7 and “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing – Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. Our manufacturing facilities located in Shanghai and Chengdu provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. See “Risk Factors – During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Integrated packaging expertise – Our expertise in designing and manufacturing innovative and proprietary packaging solutions enables us to package a variety of different device functions into an assortment of packages ranging from miniature chip-scale packaging to packages that integrate multiple separate discrete and/or analog chips into a single semiconductor product called an array. Our ability to design and manufacture multi-chip semiconductor solutions as well as advanced integrated devices provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer electronic devices such as appliances, chargers, digital cameras, DVD and Blu-Ray players, global positioning devices, lighting, LED televisions, LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks.

Broad customer base and diverse end-markets – Our customers are comprised of leading direct sales customers as well as major electronic manufacturing services (“EMS”) providers. Overall, we serve over 240 direct sales customers worldwide and tens of thousands of additional customers through our 87 distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

Customer-focused product development – Effective collaboration with our customers and a commitment to customer service are essential elements of our business. We believe focusing on dependable delivery and support tailored to specific end-user applications has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete, logic and analog and mixed-signal semiconductor marketplace. We believe our close relationships with our customers have provided us with keener insight into our customers’ product needs. This results in a stronger demand for our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog and mixed-signal semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as  LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices, as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2018 and 2017, we continued to achieve many significant new design wins with our direct sales customers. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Enhance cost competitiveness – A key element of our success is our overall low-cost manufacturing base. While we believe our manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. We have continued to make capital expenditures to enhance our existing manufacturing capabilities.

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines or companies in order to enhance our product portfolio and accelerate our new product offerings. Since 2006 we have acquired four companies that enhanced our product portfolio, including Pericom Semiconductor Corporation (“Pericom”) in 2015. In February 2019, we announced the proposed acquisition of Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”).  Assuming the acquisition of GFAB successfully closes, this facility will not only add to Diodes’ existing global footprint, but also provide expanded wafer capacity to support our product growth, in particular for the automotive market.  The acquisition of GFAB is expected to close by the end of the first quarter 2019.

See “Risk Factors – Part of our growth strategy involves identifying and acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A and Note 19 and Note 21 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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
•

Frequency Control Products (“FCP”) used in many of today’s advanced electronic systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products.

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets *	2018	2017	2016	End product applications
Industrial	26%	23%	21%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HAVC/LED lighting, retrofit bulb
Consumer Electronics	25%	26%	29%	Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches
Communications	24%	25%	24%	Mobile handsets, smartphones, IP in gateways, routers, switches, hubs, fiber optics
Computing	17%	18%	19%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, mass storage, cloud
Automotive	9%	8%	7%	Comfort controls, lighting, audio/video, GPS navigation, satellite radios, electronics
* Amounts in the table may not total 100% due to rounding

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

CUSTOMERS

We serve over 240 direct customers worldwide, including major direct sales customers and EMS providers. Additionally, we have 87 distribution customers worldwide, through which we indirectly serve tens of thousands of customers. Our customers represent: (i) leading direct sales customers including a broad range of industries, such as Continental AG, Delta Electronics, Honeywell, Osram, Phillips, Arris, Emerson, Hella, LG Electronics, Lenovo, Quanta Computer, Seagate, Sagem Communication, and Samsung Electronics; (ii) leading EMS providers, such as Celestica, Flextronics, Hon Hai Precision Industry, Inventec, Jabil Circuit, and Sanmina-SCI, who build end-market products incorporating our semiconductors for companies such as Google, GoPro, Cisco, Dell, EMC, Intel, Microsoft, Thompson, and Roche Diagnostics; and (iii) leading distributors such as Arrow, Avnet, Future Electronics, Rutronic, Yosun Industrial, DigiKey, and Zenitron.

For the years 2018, 2017 and 2016, our direct sales and EMS customers together accounted for 29%, 32% and 34%, respectively, of our net sales. One customer accounted for 10% or more of our net sales in 2018 and 2017, but not 10% of our outstanding accounts receivable at December 31, 2018 or 2017.  No customers accounted for 10% or more of our net sales in 2016. In addition, for information concerning our business with related parties, see “Business – Certain Relationships and Related Party Transactions.”

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

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense has not been significant. Generally, our customers may cancel orders on short notice without incurring a penalty. See “Risk Factors – Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

	Percentage of Net Sales
	2018	2017	2016
China	55%	56%	58%
U.S.	10%	8%	8%
Korea	5%	6%	6%
Germany	8%	7%	7%
Singapore	6%	6%	5%
Taiwan	6%	6%	6%
All others	10%	11%	10%
Total	100%	100%	100%

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., the U.K., France, Germany, Korea, Hong Kong, Taiwan and China. We also have independent sales representatives in the U.S., Asia, and Europe. In addition, we have distributors in the U.S., Asia, and Europe. As of December 31, 2018, our direct global sales and marketing organization consisted of approximately 311 employees operating out of 17 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai, Shenzhen, Wuhan, Guangzhou, Jinan, Qingdao, China; Gyeonggi, South Korea; Munich, Frankfurt, Germany; Oldham, U.K.; Tokyo, Japan; and Plano, Texas, USA. As of December 31, 2018, we also had approximately 18 independent sales representative firms marketing our products.

Our marketing group focuses on our product strategy, product development roadmap, new product introduction process, demand assessment and competitive analysis. Our marketing programs include participation in industry tradeshows, technical conferences and technology seminars, sales training and public relations. Our marketing group works closely with our sales and research and development teams to align our product development roadmap. Our marketing group coordinates its efforts with our product development, operations and sales groups, as well as with our customers, sales representatives and distributors. We support our customers through our global field application engineering and customer support organizations.

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

During the fourth quarter of 2017 we shut down our wafer manufacturing facility located in Lee’s Summit, MO (“KFAB”) and transferred those manufacturing activities to our wafer fabrication facilities located in Oldham and Shanghai or to outside foundries.  Total costs to shut down KFAB were approximately $10.3 million, which has been reflected in the financial statements included in this Annual Report. We do not expect to incur any further costs associated with the shutdown of KFAB.

In 2010, we entered into an agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). In connection with the agreement with CDHT, we formed a joint venture entity with a Chinese company, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test manufacturing facility in Chengdu, China. We currently own approximately 98% of the equity of the joint venture entity. The CDHT granted the joint venture entity a 50-year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. We believe this arrangement will be a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2018, we have invested approximately $179.0 million, primarily for infrastructure, buildings and equipment-related capital expenditures.

In February 2019, we announced the proposed acquisition of Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”).  Assuming the acquisition of GFAB successfully closes, this facility will not only add to Diodes’ existing global footprint, but also provide expanded wafer capacity to support our product growth, in particular for the automotive market.  The acquisition of GFAB is expected to close by the end of the first quarter 2019.

For the years ending December 31, 2018 and 2017, our total capital expenditures were approximately $79.7 million and $125.2 million, respectively. The majority of our capital expenditures are in China.

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

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of new product lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.  Our backlog of orders, based on expected ship date, was $394.2 million at December 31, 2018 and $407.4 million at December 31, 2017.

PATENTS, TRADEMARKS AND LICENSES

Historically, patents and trademarks have not been material to our operations, but we expect them to become more important, particularly as they relate to our miniature and power-efficient packaging technologies.

Our initial product patent portfolio was primarily composed of discrete technologies. In the late 1990s, our engineers began to research and develop innovative packaging technologies, which produced several important breakthroughs and patents, such as the PowerDI® series of packaging technology to foster our growth in the semiconductor industry.

Our 2006 acquisition of Anachip Corp., a fabless semiconductor company, initiated our presence in the analog product market with a portfolio of standard linear and low dropout regulator products, among others.

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

In 2008, we acquired Zetex Semiconductor (“Zetex”), which subsequently increased our available discrete and analog technologies with patents and trademarks for bipolar transistors and power management products such as LED drivers. LED drivers support a wide range of applications for automotive, safety and security, architecture, and portable lighting and are highly efficient and cost effective.

In 2012, we acquired Power Analog Microelectronics, Inc. (“PAM”), a provider of advanced analog and high-voltage power ICs. PAM’s product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers, which strengthened our position as a global provider of high-quality and high-efficiency, space-saving analog products by expanding our product portfolio with innovative “filter-less” digital audio amplifiers, application-specific power management ICs, as well as high-performance LED drivers and DC-DC converters.

We acquired BCD Semiconductor Manufacturing Limited (“BCD”), a leading supplier of standard linear and power management devices in 2013. BCD has a product portfolio that includes AC-DC and DC-DC solutions for chargers and power adapters. BCD’s established presence in Asia, with a particularly strong local market position in China, offers us even greater participation in the consumer electronics, computing and communications end-markets.

Pericom, acquired by us in 2015, designs, develops and markets high-performance ICs and FCPs used in many of today’s advanced electronic systems. ICs include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products. Pericom’s analog, digital and mixed-signal ICs, together with our legacy FCPs enable higher system bandwidth and signal quality, resulting in better operating reliability and signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS devices and digital media players.

Currently, our licensing of patents to other companies is not material. We do, however, license certain product technology from other companies, but we do not consider licensed technology royalties paid by us to be material. We believe the duration and other terms of the licenses are appropriate for our current needs. See “Risk Factors – We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

This Annual Report may include trade names and trademarks of other companies. Our use or display of other parties’ trade names, trademarks or products is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us by, the trade names or trademark owners. All trademarks appearing in this Annual Report not owned by us are the property of their holders.

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic and analog semiconductor components market, making competition intense. Some of our larger competitors include Infineon Technologies A.G., Nexperia, formerly the Standard Products business of NXP Semiconductors N.V., ON Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we do. Accordingly, we, from time to time, may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price, features, availability and quality of our products, and our ability to design products and deliver customer service in keeping with our customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors – The semiconductor business is highly competitive, and increased competition may harm our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

EMPLOYEES

As of December 31, 2018, we employed 7,710 employees (including approximately 975 temporary labor or independent contractors).  6,979 of our employees were in Asia, 249 were in the U.S. and 482 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe are covered by local labor agreements. The decrease from 8,586 employees in 2017 is due to productivity and operational improvements in our China facilities. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2018, 2017 and 2016, our capital expenditures for environmental controls have not been material. In August 2018, the Company received a letter from the U.S. Environmental Protection Agency (the “EPA”) concerning potential violations under the Clean Air Act Amendments of 1990, which do not involve any actual discharge of materials into the environment, arising as a result of an inspection at KFAB.  In February 2019, we fully resolved this matter with the EPA and paid approximately $0.2 million.  During 2018, we received notice from the Shanghai Municipal Bureau of Ecology and Environment of possible environmental law violations at BCD.  The notice stated that we installed and used environmental protection devices at our plant, prior to final approval from the authorities.  We paid approximately $0.2 million during the fourth quarter of 2018 to settle the matter.

See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with two related companies: Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC owned approximately 15.5% of our outstanding Common Stock as of December 31, 2018. We conduct business with a significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”).  Keylink is our 5% joint venture partner in our two Shanghai assembly and test facilities.  In addition, Ya Guang is our 2% joint venture partner in one of our Chengdu assembly and test facilities and our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang, other than the joint venture.

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

SEASONALITY

Historically, our net sales have been affected by the cyclical nature of the semiconductor industry, whereby typically the fourth quarter is the quarter of the calendar year with the smallest revenue.   In addition, our net sales have been subject to some seasonal variation with weaker net sales in the first and fourth calendar quarters. See Note 20 (unaudited) of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on our quarterly results.

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

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

Our website also provides investors access to financial and corporate governance information including our corporate governance guidelines, Code of Business Conduct, whistleblower hotline, and press releases. The contents of our website and any other information accessible through our website are not incorporated by reference into this Annual Report on Form 10-K.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Many of the statements, included in this Annual Report on Form 10-K, contain forward-looking statements and forward-looking information relating to our company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” or similar phrases or the negatives of such terms. We base these statements on our management’s beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in the “Risk Factors” section of this Annual Report and the “Risk Factors” section of other documents we file with the SEC, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

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

Item 1A.  Risk Factors.

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risks and other information in this Annual Report before you make any trading decisions regarding our Common Stock. Our business, financial condition or operating results may suffer if any of the following risks are realized. Additional risks and uncertainties not currently known to us may also adversely affect our business, financial condition or operating results. If any of these risks or uncertainties occurs, the trading price of our Common Stock could decline and you could lose part or all of your investment.

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

In 2018, 2017 and 2016, LSC, our largest stockholder, accounted for less than 3% of our silicon wafer supply and our finished goods supply. The loss of LSC as a supplier could materially harm our business, operating results and financial condition.

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

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through design, product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Our net sales growth and profit margins will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and may demand to audit our operations from time to time.  A failure to qualify a product or a negative audit finding could adversely affect our net sales, operating results and financial condition.

Prior to purchasing our products, our customers may require our products to undergo an extensive qualification process, which involves rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. In addition, we are focusing more on the automotive and industrial markets. These markets, automotive in particular, require higher quality standards.  Although we are working to ensure our organization and products meet the more rigorous quality standards, there can be no assurances we will succeed.  Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in the product’s manufacturing process or the selection of a new supplier by us may require a requalification process, which may result in delayed net sales, foregone sales and excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may adversely affect our net sales, operating results and financial condition.

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

All of our customer orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally made on a purchase order basis, rather than pursuant to long-term supply contracts, and are booked from immediate delivery to twelve months or more in advance of delivery. The rate of booking new orders can vary significantly from month to month. We, and the semiconductor industry as a whole, are experiencing a trend towards shorter customer-requested lead times, which is the amount of time between the date a customer places an order and the date the customer requires shipment. Furthermore, our industry is subject to rapid changes in customer outlook and periods of excess inventory due to changes in demand in the end-markets our industry serves. As a result, many of our purchase orders are revised, and may be cancelled, with little or no penalty and with little or no notice. However, we must still commit production and other resources to fulfilling these purchase orders even though they may ultimately be cancelled. If a significant number of purchase orders are cancelled or product quantities ordered are reduced, and we are unable to timely generate replacement orders, we may build up excess inventory and our net sales, operating results and financial condition may suffer.

Production at our manufacturing facilities could be disrupted for a variety of reasons, including natural disasters and other extraordinary events, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our operating results and financial condition.

A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events. Such disruptions may cause direct injury or damage to our employees and property and related internal controls with significant indirect consequences. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause our customers to seek other suppliers. Such disruptions could have an adverse effect on our operating results and financial condition.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the Internet generally. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our cash flows, operating results and financial condition.

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

A significant part of our growth strategy involves acquiring companies. For example, (i) in 2000, we acquired FabTech, Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into the analog market, (iii) in 2006, we acquired the net operating assets of APD Semiconductor, Inc., (iv) in 2008, we acquired Zetex plc., (v) in 2012, we acquired over 50% of the outstanding common stock of Eris Technology Corporation, (vi) also in 2012, we acquired Power Analog Microelectronics, Inc., (vii) in 2013, we acquired BCD Semiconductor Manufacturing Limited and (viii) in 2015, we acquired Pericom Semiconductor Corporation. Also, in February 2019 we announced the proposed acquisition of Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland, which is expected to close by the end of the first quarter of 2019. In addition, from time to time, we may be in various stages of discussions with potential acquisition targets as we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, operating results and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

•	unexpected losses of key employees or customers of the acquired company;
•	delays in obtaining customer qualification of acquired facilities;
•	bringing the acquired company’s standards, processes, procedures and controls into conformance with our operations;
•	coordinating our new product and process development;
•	hiring additional management and other critical personnel;
•	increasing the scope, geographic diversity and complexity of our operations;
•	difficulties in consolidating facilities and transferring processes and know-how;
•	difficulties in reducing costs of the acquired entity’s business;
•	diversion of management’s attention from the management of our business; and

•	adverse effects on existing business relationships with customers.

We are subject to litigation risks, including securities class action litigation and intellectual property litigation, which may be costly to defend and the outcome of which is uncertain and could adversely affect our business and financial condition.

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

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in manufacturing our products throughout the world. Some of these regulations in the U.S. include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur additional expenses related to any potential or alleged violation or environmental regulations, our product costs could significantly increase, materially affecting our business, financial condition and operating results. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, operating results and financial condition. Our operations affected by such requirements include, among others: the disposal of wastewater containing residues from our manufacturing operations through publicly operated treatment works or sewer systems, and which may be subject to volume and chemical discharge limits and may also require discharge permits; and the use, storage and disposal of materials that may be classified as toxic or hazardous. Any of these may result in, or may have resulted in, environmental conditions for which we could be liable. For example, as described under Part I., Item 1. “Business, Environmental Matters,” in this Annual Report, in August 2018, the Company received a letter from the EPA concerning potential violations under the Clean Air Act Amendments of 1990, which do not involve any actual discharge of materials into the environment, arising as a result of an inspection at KFAB.  In February 2019, we fully resolved this matter with the EPA and paid approximately $0.2 million. During 2018 we received notice from the Shanghai Municipal Bureau of Ecology and Environment of possible environmental law violations at BCD.  The notice stated that we installed and used environmental protection devices at our plant, prior to final approval from the authorities.  We paid approximately $0.2 million during the fourth quarter of 2018 to settle the matter.

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

Our products, or products we purchase from third parties for resale, are typically sold at prices that are an insignificant portion of the overall value of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a television may be sold for several cents, whereas the television maker might sell the television for several hundred dollars. Although we maintain rigorous quality control systems, we receive warranty claims and product liability claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end-products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the net sales and profits we receive from the products involved and we may not have recourse against our suppliers. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our operating results and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. We may choose not to carry liability insurance, may not have sufficient insurance coverage, or may not have sufficient resources, to satisfy all possible warranty claims and product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, operating results and financial condition.

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

If our direct sales customers do not design our products into their applications, our net sales may be adversely affected.

We expect an increasingly significant portion of net sales will come from products we design specifically for our customers. However, we may be unable to achieve these design wins. In addition, a design win from a customer does not guarantee future sales to that customer. Without design wins from direct sales customers, we would only be able to sell our products to these direct sales customers as a second source, which usually means we are only able to sell a limited amount of product to them. Once a direct sales customer designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that direct sales customer’s product platform because changing suppliers involves significant cost, time, effort and risk to a direct sales customer. Achieving a design win with a customer does not ensure that we will receive significant net sales from that customer, and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, if, for example, its own products are not commercially successful or if the customer can obtain a superior product or the product at a lower cost from one of our competitors.

We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition.

We currently have a U.S. banking credit facility under which as of December 31, 2018, we had a remaining principal balance of $124.5 million under a term loan, and had drawn $85.5 million on a $250.0 million revolver ($164.5 million of which remained available as of December 31, 2018), with the possibility of an additional $200.0 million of borrowings.  In addition to our U.S. banking credit facility we have $10.3 million outstanding under foreign credit facilities. See “Liquidity and Capital Resources” below and Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December, 31, 2018, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by less than $1.0 million, net of the amounts realized from our interest rate swaps.

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

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2018, $210.0 million was outstanding under our U.S. banking credit facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $123.2 million with an unused amount of $112.5 million.

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

Our U.S. Credit Facility and our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, and if the U.S. Credit Facility is not amended to incorporate an alternate benchmark rate to replace LIBOR once such an alternate benchmark rate has been identified, the interest rates under the U.S. Credit Facility will be based on the Base Rate (as defined in the U.S. Credit Facility), which may result in higher interest rates.  The U.S. Credit Facility provides a streamlined mechanism for amendment to its interest rate provisions in the event LIBOR becomes unavailable that would permit substitution of an alternate benchmark rate by agreement between the Company and the Administrative Agent, subject only to rejection by a majority of the lenders under the U.S. Credit Facility.  However, such an amendment would depend upon the identification of an alternate benchmark rate, and agreement between the Company and the Administrative Agent on the alternate benchmark rate and on terms for incorporation of that alternate benchmark rate into the U.S. Credit Facility.  If an alternate benchmark rate is not agreed under the U.S. Credit Facility and/or if an alternate benchmark rate is not available under our foreign credit lines, interest rates governing such indebtedness may increase.  To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

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

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai and Chengdu, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. One of our Shanghai manufacturing facilities has been approved for HNTE status for the tax years 2018-2020. In addition, two of our wafer fabrication facilities and one research and development facility located in Shanghai were approved for HNTE status for the tax years 2017-2019. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount.  Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai assembly and test facility and wafer fabrication facility would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

In connection with our joint venture in Chengdu, China, with Ya Guang, we have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate for this joint venture would increase to 25%, which could adversely affect our operating results and financial condition since we own 98% of this joint venture entity.

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $1.6 million, $3.7 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the twelve months ended December 31, 2018, 2017 and 2016 was approximately $0.03, $0.08 and $0.15, respectively.

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

The assets of our defined benefit pension plan (the “plan”) in the U.K. provide pensions to employees and former employees.  The plan’s assets are invested in a diverse range of listed and unlisted securities, including corporate bonds and mutual funds and are determined, from time to time, based on their fair market value.  The plan’s obligation to pay pensions is estimated by using actuarial assumptions. To the extent that the plan’s assets are not sufficient to meet the estimated amount of the plan’s obligations, further funding of the plan will be required by the plan’s sponsoring employers, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited, over an agreed upon deficit recovery period.

As of December 31, 2018, the benefit obligation of the plan was approximately $141.1 million and the total assets in such plan were approximately $117.2 million. Therefore, the plan was underfunded by approximately $23.9 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

During the first quarter of 2015, we agreed to a payment plan with the trustees of the defined benefit plan, under which we would make annual contributions each year through 2030, of approximately 2 million British Pounds (“GBP”) (approximately $2.6 million based on a GBP:USD exchange rate of 1.27, effective at December 31, 2018).  The annual contributions were expected to meet the deficit disclosed in the plan as of April 5, 2013, by December 31, 2030.  The trustees are required to review the funding position every three years, and a further review was carried out as of April 5, 2016 and the next review scheduled for April 2019. The outcome of the review, as agreed to with the trustees during the first quarter of 2017, was that contributions would continue at the existing level, up to December 31, 2029.  If we fail to reach an agreement with the trustees, as we are required to do every three years, the Pension Regulator in the U.K. could impose contributions on Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, or in limited circumstances could require financial support to be provided to the plan from entities connected or associated with Diodes Zetex Limited or Diodes Zetex Semiconductors Limited. Furthermore, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited remain ultimately liable to fully fund the plan regardless of any failure to agree upon future contributions in respect of a particular actuarial valuation, i.e., if either the plan or those companies were wound up, a debt equal to each company’s share of the entire outstanding deficit at that time (calculated on a statutory conservative basis) would be owed by the relevant company. This could have a material adverse effect on our cash flows, operating results and financial condition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 imposes new disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. These requirements affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We are incurring additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex, and we may be unable to verify the origins for all metals used in our products. Customers may demand that the products they purchase be free of conflict minerals. Therefore, we may encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free. This requirement could affect the sourcing and availability of products we purchase from suppliers. This may reduce the number of suppliers that may be able to provide conflict-free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

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

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions, compromise physical assets, intellectual property, or misappropriate monetary assets or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites or exploit any security vulnerabilities of our websites and information systems. In 2016 the Company became aware of an attempted cyber-intrusion, as part of our third-party network penetration test.  In response to this attempted cyber-intrusion we engaged an information technology security company to assess the scope of the attempted intrusion and to assist in designing security measures to strengthen our protection against such attacks. We completed the assessment and have enhanced and continue to enhance our security measures. These efforts continue. At this time we have no reason to believe the cyber-intruder obtained any confidential or propriety information. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our ongoing efforts to prevent and address these problems may not be successful. Specific measures we have taken are focused on identifying and protecting against advanced and emerging security threats thereby leveraging intelligence from an extensive global data security network. In addition, we strengthened our global network access control to further prevent unauthorized or non-compliant devices from accessing our internal networks.

The costs to the Company to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our ongoing efforts to prevent and address these problems may not be successful.  Such problems could result in interruptions, delays, cessation of service, extortionate demands to decrypt files and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions and materially adversely affect our operating results, stock price and reputation.

We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss, encryption or disclosure of such information or data or the unauthorized transfer of monetary assets as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, extortionate demands to decrypt files, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, significant costs or lost customers resulting from these system security risks, data protection breaches, cyber-attacks and other related cyber-security issues could materially adversely affect our operating results, stock price and reputation.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located in China. In each of the years ended 2018, 2017 and 2016, our Asian and European subsidiaries represented over 85% of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

We have a significant portion of our assets in mainland China, U.K., Germany, Hong Kong and Taiwan. In addition, in February 2019, we announced the proposed acquisition of Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland.  Our ability to operate in these countries may be adversely affected by changes in those jurisdictions’ laws and regulations, including those relating to taxation, including, but not limited to income tax and value added tax, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our operating results and financial performance are subject to the economic and political situations. We believe that our operations are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

The U.S. government has recently imposed additional new or higher tariffs on specified products imported from China in response to what it characterizes as unfair trade practices. The U.S. government also proposed higher tariffs beginning on January 1, 2019. China responded by proposing new or higher tariffs on specified products imported from the United States.  In December 2018, the U.S. government and Chinese government agreed to a 90-day truce on implementing the proposed tariffs.

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

The U.K.’s referendum to exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as “Brexit”). The U.K. is currently scheduled to exit the E.U. on March 29, 2019. The impacts of the implementation of Brexit and the resulting relationship between the U.K. and the E.U. are uncertain for companies doing business both in the U.K. and the overall global economy. The U.K. vote impacted global markets, including various currencies, and resulted in a sharp decline in the value of the British Pound as compared to the U.S. dollar and other major currencies.  The fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. Volatility in the securities markets and in currency exchange rates may continue as the U.K. negotiates its exit from the E.U. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.

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

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2018 approximately 55% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

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

As a result of enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all of our undistributed foreign subsidiary earnings immediately became subject to U.S. income tax.  We had not previously accrued U.S. taxes on these earnings, due to our policy of indefinitely reinvesting the earnings overseas.  Refer to the U.S. Tax Reform section in Item 7 and the Tax Cuts and Jobs Act section in Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for further discussion.  Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2018, we had undistributed earnings from non-U.S. operations of approximately $742 million (including approximately $55 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $381 million of this total.  Additional Chinese withholding taxes of approximately $37 million would be required should the $381 million of such earnings be distributed out of China as dividends.

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

General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of our stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, operating results or cash flows. In addition, as discussed in Part I, Item 3 “Legal Proceedings” of this Annual Report, we are involved in various legal proceedings that arise in the normal course of business. Additional volatility in the price of our securities could result in litigation matters, which could result in substantial costs and the diversion of management time and resources.

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

As part of our growth strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. From time to time, we may be in various stages of discussions and we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

•	use a significant portion of our available cash;
•	issue equity securities, which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	incur or assume contingent liabilities, known or unknown;
•	incur amortization expenses related to intangibles;
•	incur large, immediate accounting write-offs;
•	incur substantial expense and diversion of management attention, regardless of the success of the acquisition; and
•	create goodwill and other intangible assets that may require impairment charges in the future.

Such actions by us could harm our operating results and adversely affect the price of our Common Stock.

Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 22% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2018. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 15.5% (approximately 7.8 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock.

Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, a member of our Board of Directors and our President and Chief Executive Officer, is a board member of LTC and a board member of Nuvoton. Several of our directors and executive officers may own LSC common stock or hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In 2018, 2017 and 2016, LSC accounted for less than 3% of our silicon wafer supply and our finished good’s supply. We may have difficulty resolving any potential conflicts of interest with LSC, and even if we do, the resolution may be less favorable than if we were dealing with an unrelated third party.

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

We, from time to time, may utilize non-cash tender offers, debt equity swaps or equity exchanges in accordance with the guidance and rules promulgated by the SEC to consummate our business activities. Such means to consummate our business activities will likely involve issuance of our Common Stock in large quantities and will subsequently dilute the ownership interest of existing stockholders, including stockholders who previously received shares of our Common Stock in such transactions. Any sales in the public market of the newly issued Common Stock could adversely affect prevailing market prices of our Common Stock. In addition, utilizing non-cash tender offers, debt equity swaps or equity exchanges may encourage short selling because such utilization could depress the market price of our Common Stock.

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

Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire control of us. In particular, our certificate of incorporation authorizes our Board of Directors to issue, without further action by the stockholders, up to 1.0 million shares of preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors. The existence of authorized but unissued shares of preferred stock enables our Board of Directors to render it more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

Item 1B.  Unresolved Staff Comments.

None

Item 2.Properties.

Our corporate headquarters are located in Plano, Texas.  As of December 31, 2018, we own approximately 3.7 million square feet of property and lease approximately 3.1 million square feet of property, with leases expiring at various times between 2019 and 2028 and with land rights expiring in 2056.  The table below sets forth the use, location and square footage of the principal property either owned or leased by the Company:

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, TX	41,780
Land (future headquarters site)	USA - Plano, TX	696,960
Regional sales office	USA - Amherst, New Hampshire	600
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321
Regional sales office/R&D center	USA - San Jose, California	4,060
Regional sales office/Administrative office	USA - Westlake Village, California	1,295
Regional sales office	China - Bejing	969
Land use right/Manufacturing facilities/Administrative office/R&D center/Logistics	China - Chengdu	1,689,474
Regional sales office	China - Guangzhou	1,646
Regional sales office/R&D center/Warehouse	China - Hong Kong	360,395
Administrative office/Land use right/manufacturing facility/R&D center	China - Jinan, Shandong	1,059,907
Regional sales office	China - Qingdao, Shandong	1,469
Manufacturing facility/R&D center/Logistics/Dormitory/Manufacturing facility/Sales/Administrative office/Land use right	China - Shanghai	2,322,424
Regional sales office	China - Shenzhen	17,318
Regional sales office	China - Wuhan	1,266
Regional sales office	China - Xiamen	1,507
R&D center/Dormitory	China - Yangzhou	7,095
Administrative office/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Regional sales office	Germany - Munich	6,297
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Regional sales office	Japan - Tokyo	145
Regional sales offices	South Korea - Seongnam-si	2,990
Apartment	South Korea -Suwon-si	646
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	120,441
R&D center	Taiwan - Hsinchu	25,372
Regional sales office	Taiwan - Kaohsiung	355
Regional sales office/Administrative office/Logistics/Regional Sales/Logistics	Taiwan - Taipei	52,348
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	78,899
R&D center	Taiwan - Zhunan	1,272

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

In August 2018, the Company received a letter from the EPA concerning potential violations under the Clean Air Act Amendments of 1990, which do not involve any actual discharge of materials into the environment, arising as a result of an inspection at KFAB.  In February 2019, we fully resolved this matter with the EPA and paid approximately $0.2 million. The settlement amount was accrued at December 31, 2018. During 2018 we received notice from the Shanghai Municipal Bureau of Ecology and Environment of possible environmental law violations at BCD.  The notice stated that we installed and used environmental protection devices at our plant, prior to final approval from the authorities.  We paid approximately $0.2 million during the fourth quarter of 2018 to settle the matter.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.”

Holders

As of February 12, 2019, the approximate number of common stockholders was 252.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2019 definitive proxy statement, which we expect to file with the SEC in April 2019, in Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2018. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2019.

The graph assumes $100 invested on December 31, 2013 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2018
		2013	2014	2015	2016	2017	2018
Diodes Incorporated	Return %		17.02	(16.65)	11.71	11.69	12.52
	Cum $	100	117.02	97.54	108.96	121.69	136.93

NASDAQ Industrial Index	Return %		2.98	9.56	9.47	25.21	(1.13)
	Cum $	100	102.98	112.83	123.52	154.66	152.90

NASDAQ Composite-Total Returns	Return %		14.75	6.96	8.87	29.64	(2.84)
	Cum $	100	114.75	122.74	133.62	173.22	168.30

Issuer Purchases of Equity Securities

The Company repurchases shares of its Common Stock from time to time pursuant to publicly announced share repurchase programs. During the fourth quarter of 2018, the Company did not repurchase any shares of its Common Stock.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the fiscal years ended December 31, 2014 through 2018, is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain immaterial amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2018 financial statement presentation.

(In thousands, except per share data)	Twelve Months Ended December 31,
Statement of Income Data	2018	2017	2016	2015	2014
Net sales	$1,213,989	$1,054,204	$942,162	$848,904	$890,651
Gross profit	435,276	356,776	286,923	248,583	277,279
Selling, general and administrative expense	176,197	168,590	158,321	139,245	133,701
Research and development expense	86,286	77,877	69,937	57,027	52,136
Amortization of acquisition-related intangible assets	18,351	18,798	20,478	8,596	7,914
Impairment of fixed assets	390	2,211	114	1,672	198
Restructuring	206	10,137	12	-	-
Other operating (income) expense	(636)	(246)	70	(59)	(1,181)
Total operating expenses	280,794	277,367	248,932	206,481	192,768
Income from operations	154,482	79,409	37,991	42,102	84,511
Interest income	1,978	1,475	1,357	1,006	1,470
Interest expense	(9,901)	(13,448)	(13,257)	(4,232)	(4,332)
Gain on securities carried at fair value	-	-	-	400	1,364
Foreign currency (loss) gain, net	(3,701)	(7,995)	2,171	1,257	1,820
Impairment of cost-basis investment	-	-	(3,218)	-	-
Other income (expense)	7,104	3,150	(9)	62	1,159
Income before income taxes and noncontrolling interest	149,962	62,591	25,035	40,595	85,992
Income tax provision	44,556	62,325	6,558	14,082	20,359
Net income	105,406	266	18,477	26,513	65,633
Less: net income attributable to noncontrolling interest	(1,385)	(2,071)	(2,542)	(2,239)	(1,955)
Net income (loss) attributable to common stockholders	104,021	(1,805)	15,935	24,274	63,678
Earnings (loss) per share attributable to common stockholders
Basic	$2.09	$(0.04)	$0.33	$0.50	$1.35
Diluted	$2.04	$(0.04)	$0.32	$0.49	$1.31
Number of shares used in computation:
Basic	49,841	48,824	48,210	48,210	47,184
Diluted	50,935	48,824	49,500	49,500	48,594

	As of December 31,
Balance Sheet Data	2018	2017	2016	2015	2014
Total assets	$1,526,371	$1,488,673	$1,528,552	$1,598,827	$1,179,157
Working capital	480,814	415,162	547,409	570,888	526,239
Long-term debt, net of current portion	186,143	247,492	413,126	453,738	140,787
Total Diodes Incorporated stockholders' equity	931,463	831,504	776,019	795,345	768,275

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary of the Twelve Months Ended December 31, 2018

•	Revenue grew to a record $1.2 billion, an increase of 15.2% over the $1.05 billion in 2017;
•	Gross profit was a record $435.3 million, a 22.0% increase, compared to the $356.8 million in 2017;
•	Gross margin improved 210 basis points to 35.9% from 33.8 percent in 2017;
•	Operating income increased to a record $154.5, or 12.7% of revenue, compared to 7.5 percent, in 2017;
•	Net income was a record $104.0 million, or $2.04 per diluted share, compared to a net loss of ($1.8) million, or ($0.04) per share, in 2017; and
•

Achieved $185.6 million cash flow from operations.  We had $87.5 million of capital expenditures, or 7.2% of revenue. Net cash flow was a positive $36.6 million, which includes the net pay down of $56.8 million of long-term debt.

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

KFAB Shutdown

During 2017 we completed the shutdown of KFAB and final expenses were paid during 2018. The Company ceased production operations at KFAB late in third-quarter 2017 and vacated the premises during November 2017. Employees were provided retention and standard severance packages.  Total costs incurred for the shutdown were approximately $10.3 million and the Company does not expect to incur any further expense associated with the shutdown.

Business Outlook

During 2018 we achieved a record high of $1.2 billion in annual revenue.  We continue to pursue our previously announced goals of achieving revenue of $2.5 billion and gross margin of 40%, representing gross profit of $1.0 billion, all by 2025. Acquisitions will continue to be a key part of our growth strategy to reach our 2025 revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. In February 2019, the Company announced the proposed acquisition of Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”).  The acquisition of GFAB is subject to customary closing conditions and is expected to close by the end of the first quarter of 2019. See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Factors Relevant to Our Results of Operations

In 2018, the following factors affected, and, we believe, will continue to affect, our results of operations:

•	In late 2017, we closed our KFAB facility, relocated the operations to our other wafer fabrication facilities and in 2018 completed all retention payments to former KFAB employees;
•

We continue to experience pressure from our customers to reduce the selling price for our products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix, as well as manufacturing cost reductions in order to offset any reduction in average selling prices of our products;

•	In terms of our end markets, our automotive business reached 9% of revenue;
•

During 2018, we made an additional capital contribution of $50 million (which was funded in part by a $47.7 million draw on the revolving portion of our U.S. Credit Facility in the fourth quarter of 2018) and invested approximately $59.5 million for property, plant and equipment in our manufacturing and wafer fabrication facilities in China, and we expect to continue to invest in our facilities, although the amount to be invested will depend on product demand and new product developments;  and

•

Our wafer fabrication plants use epitaxial wafers.  Currently there is a supply shortage of these types of wafers, which may impact our ability to meet market demand for our products; however as of December 31, 2018, we have entered into commitments to purchase approximately $117.8 million of wafers to be used in our manufacturing process.  These wafer purchases will occur during 2019 and 2020.

Description of Sales and Expenses

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•	The condition of the economy in general and of the semiconductor industry in particular;
•	Political tension, including the implementation of tariffs, among and between the countries in which we do business;
•	Our customers’ adjustments in their order levels;
•	Changes in our pricing policies or the pricing policies of our competitors or suppliers;
•	The addition or termination of key supplier relationships;
•	The rate of introduction and acceptance by our customers of new products;

•	Our ability to compete effectively with our current and future competitors;
•	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances;
•	Changes in foreign currency exchange rates;
•	A major disruption of our information technology infrastructure;
•	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes; and
•	Any other disruptions, such as change in the political or governmental policies, labor shortages, unplanned maintenance or other manufacturing problems.

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

Research and development

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities in China and Oldham, U.K. and our manufacturing facilities in Taiwan and China, as well as with our engineers in the U.S. and Taiwan. All research and development expenses are expensed as incurred.

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

U.S. Tax Reform

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the fourth quarter of 2018, the Company completed its accounting for the tax effects of the Tax Act and recorded a $2.8 million adjustment to the provisional tax expense recorded in the fourth quarter of 2017.  See Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for further discussion.

The table below sets forth the significant components of the provisional amount recorded in the fourth quarter of 2017, and the net $2.8 million adjustment to tax expense recorded in the fourth quarter of 2018.  These amounts were recorded as a component of income tax expense from continuing operations:

Component	Provisional Amount	Final Amount	Adjustment
Remeasurement of U.S. deferred tax assets and liabilities	$2,913	$3,112	$199
Transition tax on foreign earnings	104,327	101,512	(2,815)
Foreign tax credits used to offset transition tax	(58,975)	(54,350)	4,625
Other adjustments	(2,357)	(1,604)	753
Total net tax expense related to the Tax Act	$45,908	$48,670	$2,762

The Company was able to use net operating loss carryforwards and tax credits to completely offset any cash tax obligations resulting from the transition tax.  The other components shown above represent noncash adjustments to tax expense.

Remeasurement of U.S. deferred tax assets and liabilities

We remeasured certain U.S. deferred tax assets and liabilities using the lower corporate income tax rate of 21%.

Transition tax on foreign earnings

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes, and is net of indirect effects of unrecognized tax benefits. The $2.8 million adjustment referred to in the table above results from completing our analysis and calculation of post-1986 E&P, including amounts held in cash and other specified assets.

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities.  Our undistributed foreign earnings, including those subject to the transition tax, continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

Foreign tax credits used to offset transition tax

The Company is able to claim foreign tax credits against the incremental U.S. tax due on its previously deferred foreign earnings.  The $4.6 million adjustment referred to in the table above results from completing our analysis of the total amount of foreign taxes previously paid or accrued by our foreign subsidiaries that are creditable against the transition tax.

Other adjustments

We have completed our analysis of the direct and indirect implications of the Tax Act on the Company’s tax attributes, such as tax credit carryforwards.  As a result, we recorded a $0.8 million adjustment to finalize the accounting of the effect of our change in judgment regarding realizability of foreign tax credits and R&D credits.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(64.1)	(66.2)	(69.5)
Gross profit	35.9	33.8	30.5
Operating expenses	(23.1)	(26.3)	(26.4)
Income from operations	12.7	7.5	4.0
Interest income	0.2	0.1	0.1
Interest expense	(0.8)	(1.3)	(1.4)
Foreign currency (loss) gain, net	(0.3)	(0.8)	0.2
Impairment of cost-basis investment	-	-	(0.3)
Other income (expenses)	0.6	0.3	-
Income before income taxes and noncontrolling interest	12.4	5.9	2.7
Income tax provision	3.7	5.9	0.7
Net income	8.7	-	2.0
Net (income) loss attributable to noncontrolling interest	(0.1)	(0.2)	0.3
Net income attributable to common stockholders	8.6	(0.2)	1.7

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

2018 Compared to 2017

	Twelve Months Ended
	December 31,
	2018	2017	Increase/(Decrease)	% Change
Net sales	$1,213,989	$1,054,204	$159,785	15.2%
Cost of goods sold	778,713	697,428	81,285	11.7%
Gross profit	435,276	356,776	78,500	22.0%
Operating expenses
Selling, general and administrative	176,197	168,590	7,607	4.5%
Research and development	86,286	77,877	8,409	10.8%
Amortization of acquisition-related intangible assets	18,351	18,798	(447)	(2.4%)
Impairment of fixed assets	390	2,211	(1,821)	(82.4%)
Restructuring	206	10,137	(9,931)	(98.0%)
Other operating income	(636)	(246)	390	158.5%
Other income (expense)
Interest income	1,978	1,475	503	34.1%
Interest expense	(9,901)	(13,448)	(3,547)	(26.4%)
Foreign currency loss	(3,701)	(7,995)	(4,294)	(53.7%)
Other income	7,104	3,150	3,954	125.5%
Income tax provision	44,556	62,325	(17,769)	(28.5%)

Net Sales

Net sales increased for the twelve months ended December 31, 2018, compared to the same period last year due to continued market share gains, growth in our automotive, industrial and communications end markets, as well as growth from our Pericom products.

Cost of Goods Sold

Cost of goods sold increased approximately $81.3 million for the twelve months ended December 31, 2018 compared to the same period last year, primarily as a result of our increased sales.  During 2018, cost of goods sold was positively impacted by the receipt of approximately $0.4 million of business interruption insurance proceeds and negatively impacted, when compared to 2017, by receipt, in 2017 of $3.9 million of business interruption insurance and $0.6 million of inventory insurance recovery received related to a fire that occurred at KFAB in 2016.  As a percent of sales, cost of goods sold was 64.1% for the twelve months ended December 31, 2018, compared to 66.2% for the same period last year. Average unit cost increased 13.6% for the twelve months ended December 31, 2018, compared to the same period last year, due to the sale of higher margin products and increased production facility utilization. For the twelve months ended December 31, 2018, gross profit increased approximately 22.0% when compared to the same period last year. Gross profit margin for the twelve month periods ended December 31, 2018 and 2017, was 35.9% and 33.8%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2018 increased approximately $4.4 million, or 1.6%, compared to the same period last year.  Selling, general and administrative expenses (“SG&A”) increased approximately $7.6 million.  The increase in SG&A was driven by increases in salaries and benefits, consulting and legal fees and accounting and auditing services, partially offset by decreases in other SG&A expense categories. Research and development expenses (“R&D”) increased approximately $8.4 million, tracking with the increase in sales.  Amortization of acquisition-related intangibles decreased approximately $0.4 million reflecting the overall reduction in the balance of intangible assets subject to amortization.  During the twelve months ended December 31, 2018, we recognized impairment of fixed assets of $0.4 million. SG&A, as a percentage of sales, was 14.6% and 15.9% for the twelve months ended December 31, 2018 and 2017, respectively. R&D, as a percentage of sales, was 7.1% and 7.4% for the twelve months ended December 31, 2018 and 2017, respectively.

Other (expense)/income

Interest income increased for the twelve months ended December 31, 2018, due to a higher amount of invested funds.  The decrease in interest expense for the twelve months ended December 31, 2018, was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings we incurred to effect the Pericom acquisition in 2015.  Foreign currency losses decreased during the twelve months ended December 31, 2018, due to strength of the U.S. dollar when compared to the currencies in the foreign countries in which we operate.

Income tax provision

We recognized an income tax expense of approximately $44.6 million for the twelve months ended December 31, 2018, and income tax expense of approximately $62.3 million for the twelve months ended December 31, 2017, resulting in effective income tax rates of 29.7% and 99.6%, respectively. The decrease in income taxes for 2018 compared to 2017 is primarily attributable to the impact of the Tax Act.  During the twelve months ended December 31, 2017, the enactment of the Tax Act resulted in an increase in our tax expense by approximately $45.9 million.  Other than the effects of the Tax Act, the decrease in income tax expense in 2018 when compared to 2017 was partially offset by an increase in our tax expense in 2018 which is primarily due to the increase in pretax earnings in 2018 when compared to 2017.  We had not previously accrued U.S. taxes on these earnings, due to our policy of indefinitely reinvesting the earnings overseas.  Refer to “U.S. Tax Reform” above in this Item 7 and the Tax Cuts and Jobs Act section in Note 11 of the “Notes to Consolidated Financial Statements” in this Annual Report for further discussion.  Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes.  As of December 31, 2018, our foreign subsidiaries held approximately $197 million of cash, cash equivalents and investments of which approximately $92 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

2017 Compared to 2016

	Twelve Months Ended
	December 31,
	2017	2016	Increase/(Decrease)	% Change
Net sales	$1,054,204	$942,162	$112,042	11.9%
Cost of goods sold	697,428	655,239	42,189	6.4%
Gross profit	356,776	286,923	69,853	24.3%
Operating expenses
Selling, general and administrative	168,590	158,321	10,270	6.5%
Research and development	77,877	69,937	7,940	11.4%
Amortization of acquisition-related intangible assets	18,798	20,478	(1,680)	(8.2%)
Impairment of fixed assets	2,211	114	2,097	N/A
Restructuring	10,137	12	10,125	N/A
Other operating (income) expense	(246)	70	(316)	N/A
Other income (expense)
Interest income	1,475	1,357	118	8.7%
Interest expense	(13,448)	(13,257)	191	1.4%
Foreign currency (loss) gain, net	(7,995)	2,171	10,166	N/A
Impairment on cost-basis investment	-	(3,218)	3,218	N/A
Other income (expense)	3,150	(9)	3,160	N/A
Income tax provision	62,325	6,558	55,767	850.4%

Net Sales

Net sales increased for the twelve months ended December 31, 2017, compared to the prior year due to continued market share gains and strength across all our geographies, growth in our automotive, industrial and communications end markets as well as growth from our Pericom products.

Cost of Goods Sold

Cost of goods sold increased approximately $42.2 million for the twelve months ended December 31, 2017, compared to the same period last year.  Cost of goods sold primarily increased as a result of our increased sales.  A portion of the increase in cost of goods sold was $2.7 million of KFAB inventory that was expensed, as it will not be used in the future, and other inventory that was scrapped. Cost of goods was positively impacted in 2017 by receipt of $3.9 million of business interruption insurance and $0.6 million of inventory insurance recovery received related to a fire at KFAB that occurred in 2016.  As a percent of sales, cost of goods sold was 66.2% for the twelve months ended December 31, 2017, compared to 69.5% for the prior period. Average unit cost decreased 7% for the twelve months ended December 31, 2017, compared to the same period last year, due to increased production facility utilization. For the twelve months ended December 31, 2017, gross profit increased approximately 24.3% when compared to the prior period. Gross profit margin for the twelve month periods ended December 31, 2017 and 2016, was 33.8% and 30.5%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2017, increased approximately $27.5 million, or 11.1%, compared to the prior period.   SG&A increased approximately $9.4 million.  The increase in SG&A was driven by an increase in wages and benefits, partially offset by decreases in other SG&A expense categories. Research and development expenses (“R&D”) increased approximately $7.9 million, tracking with the increase in sales.  Amortization of acquisition-related intangibles decreased approximately $1.7 million reflecting the overall reduction in the balance of intangible assets subject to amortization.  During the twelve months ended December 31, 2017, we recognized impairment of fixed assets of $2.2 million, primarily related to the KFAB shutdown, and also recognized restructuring costs of $10.1 million related to the KFAB shutdown.  SG&A, as a percentage of sales, was 15.9% and 16.8% for the twelve months ended December 31, 2017 and 2016, respectively. R&D, as a percentage of sales, was constant at 7.4% for the twelve months ended December 31, 2017 and 2016.

Other (expense)/income

Interest income increased for the twelve months ended December 31, 2017, due to a higher amount of invested funds.  The increase in interest expense for the twelve months ended December 31, 2017, is due to higher interest rates on the borrowing to effect the Pericom acquisition. Foreign currency losses increased during the twelve months ended December 31, 2017, due to the weakness of the U.S. dollar when compared to the currencies in the foreign countries in which we operate.  These losses were partially offset by $1.5 million in hedging gains.

Income tax provision

We recognized an income tax expense of approximately $62.3 million for the twelve months ended December 31, 2017, and income tax expense of approximately $6.6 million for the twelve months ended December 31, 2016, resulting in effective income tax rates of 99.6% and 26.2%, respectively. The increase in income taxes for 2017 compared to 2016 is primarily attributable the impact of the Tax Act.  The Tax Act increased our tax expense by approximately $45.9 million.  The remainder of the increase in our tax expense is primarily due to the increase in pretax earnings from 2016 to 2017.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan included in the U.S. Credit Facility.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $3.1 million per quarter in 2016 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may from time to time request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At December 31, 2018, we owed $210.0 million under the U.S. Credit Facility, $85.5 million of which was drawn under the revolving portion and $124.5 million of which was outstanding under the term loan.

In addition to our U.S. Credit Facility, we maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $123.2 million as of December 31, 2018. As of December 31, 2018, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $112.5 million, under several uncommitted short-term revolving loan facilities with several financial institutions. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2018, $10.3 million was outstanding on these credit lines.  In addition to our credit lines, during 2018, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $4.6 million on a long-term basis in order to make an investment.  That investment was made in July 2018.  The $4.6 million loan, matures in 2033, but will be increasing over time to as much as $27.6 million, as the amount of investment grows.   See Note 19 – ERIS Acquisition in the Notes to Condensed Consolidated Financial Statements above, for a description of this investment by ERIS.

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund ongoing operations. For 2018, 2017, and 2016, our working capital was $480.8 million, $415.2 million, and $547.4 million, respectively.  In 2018, our working capital increased compared to 2017 due to increases in cash and accounts receivable.  These changes reflect our increased sales during 2018 compared to 2017. In 2017, our working capital decreased compared to 2016 due to the use of cash and short-term investments to pay down our long-term debt.  We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

In 2018, 2017 and 2016, our capital expenditures were approximately $79.7 million, $125.2 million and $52.2 million, respectively, which includes approximately $10.2 million, $23.8 million and $10.5 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2018, 2017 and 2016, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our office buildings. Capital expenditures in 2018 were approximately 6.6% of our net sales.

In 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test facility in Chengdu, China. In December 2016, we increased our investment and currently own approximately 98% of the joint venture entity. The CDHT granted the joint venture a 50 year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. We believe that this will be a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2018, we have invested $179.0 million, primarily for infrastructure, buildings and equipment related capital expenditures.

Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of December 31, 2018, restricted cash of $0.8 million was pledged as collateral for issuance of bank acceptance notes and letters of credit.

As of December 31, 2018, we had short-term investments of approximately $7.5 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase.  The increase from $4.6 million in 2017, to $7.5 million in 2018 reflects the investment of excess liquidity in short-term certificates of deposit. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Discussion of Cash Flows

Cash and cash equivalents, including restricted cash increased, approximately $36.6 million to $241.8 million in 2018 from $205.2 million in 2017.  The increase in 2018 compared to 2017 was primarily due to lower cash outflows for debt repayments. Cash and cash equivalents, including restricted cash, decreased approximately $44.0 million to $205.2 million in 2017 from $249.7 million in 2016.  The decrease was primarily due to cash being used for capital expenditures and the repayment of long-term debt we incurred in 2015 in connection with our acquisition of Pericom.

	Twelve Months Ended December 31,
	2018	2017	Change	2017	2016	Change
Net cash provided by operating activities	$185,566	$181,123	$4,443	$181,123	$124,742	$56,381
Net cash used by investing activities	(88,944)	(78,912)	(10,032)	(78,912)	(26,407)	(52,505)
Net cash used by financing activities	(51,911)	(158,184)	106,273	(158,184)	(63,458)	(94,726)
Effect of exchange rates on cash and cash equivalents, including restricted cash	(8,078)	11,461	(19,539)	11,461	(4,588)	16,049
Net increase (decrease) in cash and cash equivalents, including restricted cash	$36,633	$(44,512)	$81,145	$(44,512)	$30,289	$(74,801)

Operating Activities

Net cash provided by operating activities for 2018 was approximately $185.6 million, due to $105.4 million of net income, $104.6 million of depreciation and amortization and $20.7 million of non-cash share-based compensation, partially offset by a decrease of $42.8 million of working capital accounts. Net cash provided by operating activities for 2017 was approximately $181.1 million, due primarily to $96.2 million of depreciation and amortization, $25.3 million of deferred tax assets, $18.6 million from non-cash share-based compensation, and an increase in working capital accounts of $40.6 million. Net cash provided by operating activities for 2016 was approximately $124.7 million, due primarily to $18.5 million of net income, $100.9 million in depreciation and amortization, $14.0 million from non-cash share-based compensation and a net increase in operating capital assets and liabilities of $5.5 million.  These positive effects to operating cash flow were partially offset by the negative effect of a change in deferred income taxes of $14.9 million.

Investing Activities

Net cash used by investing activities for 2018 was approximately $88.9 million, due primarily to $87.5 million in cash capital expenditures and $3.3 million in net purchases of short-term investments. Net cash used by investing activities for 2017 was approximately $78.3 million, due primarily to $111.2 million in cash capital expenditures, $12.2 million in purchases of short-term investments and a $7.0 million grant from a foreign government, partially offset by a $38.6 million sale of short-term investments. Net cash used by investing activities for 2016 was approximately $27.4 million, due primarily to $58.5 million used for purchases of property, plant and equipment.  This use of cash for investing was partially offset by a net decrease in short-term investments of $32.7 million.

Financing Activities

Net cash used by financing activities for 2018 was approximately $51.9 million, due primarily to a $50.5 million net reduction of debt, $11.3 million payment of taxes on net share settlements and a dividend to a noncontrolling interest of $2.7 million and partially offset by a capital contribution from a noncontrolling interest of $6.3 million and proceeds from stock option exercises of $4.9 million. Net cash used by financing activities for 2017 was approximately $158.1 million, due primarily to a $159.9 million net reduction of debt and an $8.7 million repurchase of Common Stock, partially offset by $13.6 million in proceeds from stock option exercises. Net cash used in financing activities for 2016 was approximately $63.5 million, due primarily to the net repayment of long-term debt of $36.4 million, the repurchase of 691,196 shares of the Company’s common stock for $18.0 million, the payment of dividends to noncontrolling interest of $4.9 million, payment of taxes on net share settlement of $2.5 million related to vesting of Diodes stock awards for Pericom employees and payment of $2.0 million of debt issuance costs from refinancing our long-term debt.

Debt instruments

The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).

As of December 31, 2018, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $112.5 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2018, $10.3 million was outstanding under these lines of credit. See “Liquidity and Capital Resources” above and Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2018 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Debt	$215,191	$27,385	$184,067	$580	$3,159
Interest on long-term debt [1]	16,783	6,767	9,690	93	233
Operating leases	41,543	10,988	16,919	9,184	4,452
Capital leases	2,190	1,129	1,061	-	-
Defined benefit obligations	28,859	2,624	5,247	5,247	15,741
Purchase obligations	126,950	69,751	57,199	-	-
Total obligations	$431,516	$118,644	$274,183	$15,104	$23,585
(1)

Interest on long-term debt assumes there is no change in current interest rates and no change in long-term debt from the balance outstanding as of December 31, 2018, other than required principal payments.  The Revolver and Term Loan mature in October 2021.

Tax liabilities are not included in the above contractual obligations as we cannot make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. In addition to these purchase commitments, we have equity investment obligations for our Chengdu facilities of $30 million, $25 million and $16 million for 2019, 2020 and 2021, respectively, and capital investment obligations of $25 million for each 2019 and 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted principles in the United States of American (“U.S. GAAP”) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, which are based upon historical experiences, market trends and financial forecasts and projections, and upon various assumptions that management believes to be reasonable under the circumstances at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements, and may involve a higher degree of judgment and complexity than others.

Revenue recognition

We generate revenue primarily through the sale of semiconductor products either directly to a customer or to a distributor.  We typically have contracts with our direct customers and distributors and in determining whether a contract exists we evaluate the terms of the agreement, the relationship with the direct customer or distributor and their ability to pay.

Under revenue recognition guidance, a performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is considered the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally speaking, our primary performance obligation is the delivery of a specific good through the purchase order submitted by our customer and revenue is recognized at the time of shipment or delivery, depending on the contract terms.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the first-in, first-out method. On an ongoing basis, we evaluate our inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Derivative Instruments and Hedging Activities

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

Foreign Currency Transaction Risk

We also are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December, 31, 2018, if the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of less than $1.6 million. Net foreign exchange transaction gains (or losses) are included in other income and expense.

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

As of December 31, 2018, the plan was underfunded and a liability of approximately $23.9 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $40.6 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $0.5 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2018, was 2.9%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $0.5 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $6.0 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1.2 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors – Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense.  Through the use of financial instruments, we have hedged $210.0 million of our floating rate debt.  As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2018, our outstanding principal debt included $210.0 million outstanding under our revolving senior credit facility and term loan, $5.2 million outstanding under foreign long term liabilities and $0.4 million used for import and export guarantees and bank acceptance notes. Based on our debt balances at December, 31, 2018, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by less than $1.0 million, net of the amounts realized from our interest rate swaps. See “Risk Factors,” – “We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2018. A significant increase in inflation could affect future performance.

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

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation as of December 31, 2018, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2018, for our annual stockholders’ meeting for 2019 (the “Proxy Statement”).

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

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the sections entitled “General Information – Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation – Equity Compensation Plan Information” contained in the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

/s/ Moss Adams LLP

Los Angeles, California

February 21, 2019

We have served as the Company’s auditor since 1993.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$241,053	$203,820
Short-term investments	7,499	4,558
Accounts receivable, net of allowances of $4,102 and $4,480 at December 31, 2018 and December 31, 2017, respectively	228,405	200,112
Inventories	215,435	216,506
Prepaid expenses and other current assets	42,446	37,328
Total current assets	734,838	662,324
Property, plant and equipment, net	446,835	459,169
Deferred income tax	31,652	40,580
Goodwill	132,437	134,187
Intangible assets, net	137,935	156,445
Other long-term assets	42,674	35,968
Total assets	$1,526,371	$1,488,673

Liabilities
Current liabilities:
Line of credit	$10,254	$1,008
Accounts payable	117,808	108,001
Accrued liabilities	82,605	99,301
Income tax payable	15,744	18,216
Current portion of long-term debt	27,613	20,636
Total current liabilities	254,024	247,162
Long-term debt, net of current portion	186,143	247,492
Deferred tax liabilities	17,993	25,176
Other long-term liabilities	90,779	94,925
Total liabilities	548,939	614,755

Commitments and contingencies (See Note 16)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 50,221,035 and 49,130,090, issued and outstanding at December 31, 2018 and December 31, 2017, respectively	34,454	33,727
Additional paid-in capital	399,915	386,338
Retained earnings	636,708	532,687
Treasury stock, at cost, 1,457,206 shares held at December 31, 2018 and December 31, 2017	(37,768)	(37,768)
Accumulated other comprehensive loss	(101,846)	(83,480)
Total stockholders' equity	931,463	831,504
Noncontrolling interest	45,969	42,414
Total equity	977,432	873,918
Total liabilities and stockholders' equity	$1,526,371	$1,488,673

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2018	2017	2016
Net sales	$1,213,989	$1,054,204	$942,162
Cost of goods sold	778,713	697,428	655,239
Gross profit	435,276	356,776	286,923
Operating expenses
Selling, general and administrative	176,197	168,590	158,321
Research and development	86,286	77,877	69,937
Amortization of acquisition-related intangible assets	18,351	18,798	20,478
Impairment of fixed assets	390	2,211	114
Restructuring	206	10,137	12
Other operating (income) expense	(636)	(246)	70
Total operating expenses	280,794	277,367	248,932
Income from operations	154,482	79,409	37,991
Other income (expense)
Interest income	1,978	1,475	1,357
Interest expense	(9,901)	(13,448)	(13,257)
Foreign currency (loss) gain, net	(3,701)	(7,995)	2,171
Impairment of cost-basis investment	-	-	(3,218)
Other income (expense)	7,104	3,150	(9)
Total other expense	(4,520)	(16,818)	(12,956)
Income before income taxes and noncontrolling interest	149,962	62,591	25,035
Income tax provision	44,556	62,325	6,558
Net income	105,406	266	18,477
Less: net income attributable to noncontrolling interest	(1,385)	(2,071)	(2,542)
Net income (loss) attributable to common stockholders	$104,021	$(1,805)	$15,935

Earnings (loss) per share attributable to common stockholders
Basic	$2.09	$(0.04)	$0.33
Diluted	$2.04	$(0.04)	$0.32

Number of shares used in computation
Basic	49,841	48,824	48,597
Diluted	50,935	48,824	49,789

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Net income	$105,406	$266	$18,477
Unrealized gain (loss) on defined benefit plan, net of tax	3,440	(4,897)	(7,777)
Unrealized gain on interest rate swap, net of tax	737	1,018	1,506
Unrealized foreign currency (gain) loss, net of tax	(22,543)	33,065	(21,979)
Comprehensive income (loss)	87,040	29,452	(9,773)
Less: Comprehensive income attributable to noncontrolling interest	(1,385)	(2,071)	(2,542)
Total comprehensive income (loss) attributable to common stockholders	$85,655	$27,381	$(12,315)

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
(Amounts in thousands)	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2015	48,614	$32,404	(466)	$(11,009)	$344,086	$514,280	$(84,416)	$795,345	$47,652	$842,997
Total comprehensive income	-	-	-	-	-	15,935	(28,250)	(12,315)	2,542	(9,773)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(5,746)	(5,746)
Common stock issued for share-based plans	762	515	-	-	(395)	-	-	120	-	120
Net excess tax benefit from share-based compensation	-	-	-	-	(567)	-	-	(567)	-	(567)
Stock buyback	-	-	(691)	(18,014)	-	-	-	(18,014)	-	(18,014)
Share-based compensation	-	-	-	-	13,978	-	-	13,978	-	13,978
Tax related to net share settlement	-	-	-	-	(2,528)	-	-	(2,528)	-	(2,528)
Balance, December 31, 2016	49,376	$32,919	(1,157)	$(29,023)	$354,574	$530,215	$(112,666)	$776,019	$44,448	$820,467
Total comprehensive income	-	-	-	-	-	(1,805)	29,186	27,381	2,071	29,452
Noncontrolling interests	-	-	-	-	(165)	-	-	(165)	641	476
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(4,746)	(4,746)
Adoption of new accounting standard, ASU 2016-09	-	-	-	-	771	4,277	-	5,048	-	5,048
Common stock issued for share-based plans	1,211	808	-	-	12,798	-	-	13,606	-	13,606
Stock buyback	-	-	(300)	(8,745)	-	-	-	(8,745)	-	(8,745)
Share-based compensation	-	-	-	-	18,638	-	-	18,638	-	18,638
Tax related to net share settlement	-	-	-	-	(278)	-	-	(278)	-	(278)
Balance, December 31, 2017	50,587	$33,727	(1,457)	$(37,768)	$386,338	$532,687	$(83,480)	$831,504	$42,414	$873,918
Total comprehensive income	-	-	-	-	-	104,021	(18,366)	85,655	1,385	87,040
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	4,902	4,902
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,732)	(2,732)
Common stock issued for share-based plans	1,091	727	-	-	4,134	-	-	4,861	-	4,861
Share-based compensation	-	-	-	-	20,736	-	-	20,736	-	20,736
Tax related to net share settlement	-	-	-	-	(11,293)	-	-	(11,293)	-	(11,293)
Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$105,406	$266	$18,477
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	86,291	76,883	78,482
Amortization of intangibles	18,353	18,798	20,483
Amortization of debt issuance costs	522	514	1,889
Share-based compensation	20,736	18,609	14,029
Excess tax benefit from share-based compensation	-	-	(1,078)
(Gain) loss on disposal of property, plant and equipment	(636)	1,969	1,091
Deferred income taxes	3,674	25,326	(15,978)
Other	(2,335)	(1,814)	1,811
Changes in operating assets:
Accounts receivable	(29,478)	22,261	533
Inventories	(2,154)	(17,199)	5,176
Prepaid expenses and other current assets	(11,119)	1,494	2,456
Changes in operating liabilities:
Accounts payable	9,977	17,313	2,640
Accrued liabilities	(13,445)	13,079	(3,158)
Other liabilities	345	4,495	(8,623)
Income taxes (refundable) payable	(571)	(871)	6,512
Net cash and cash equivalents provided by operating activities	185,566	181,123	124,742

Investing Activities
Acquisitions, net of cash acquired	(41)	-	-
Purchases of short-term investments	(15,901)	(12,205)	(23,459)
Sales of short-term investments	12,576	38,600	56,168
Purchases of property, plant and equipment	(87,507)	(111,161)	(58,549)
Proceeds from sales of property, plant and equipment	429	1,219	156
Subsidies and grants	-	6,968	-
Other	1,500	(2,333)	(723)
Net cash and cash equivalents used in investing activities	(88,944)	(78,912)	(26,407)

Financing Activities
Advance on lines of credit and short-term debt	9,151	3,375	9,000
Repayments on lines of credit and short-term debt	(2,797)	(2,391)	(9,000)
Taxes related to net share settlement	(11,294)	(278)	(2,528)
Net proceeds from the issuance of common stock	4,862	13,606	120
Excess taxes (paid) benefit from share-based compensation	-	-	1,078
Proceeds from long-term debt	465,656	44,500	43,500
Debt issuance costs	-	(111)	(2,045)
Repayments of long-term debt	(522,473)	(204,374)	(79,913)
Repayments of capital lease obligations	1,198	(587)	(19)
Purchase of treasury stock	-	(8,745)	(18,014)
Capital contribution from noncontrolling interest	6,255	-	-
Dividend distribution to noncontrolling interest	(2,694)	(5,754)	(4,869)
Other	225	2,575	(768)
Net cash and cash equivalents used in financing activities	(51,911)	(158,184)	(63,458)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	(8,078)	11,461	(4,588)
(Decrease) increase in cash and cash equivalents, including restricted cash	36,633	(44,512)	30,289
Cash and cash equivalents, beginning of year, including restricted cash	205,200	249,712	219,423
Cash and cash equivalents, end of year, including restricted cash	$241,833	$205,200	$249,712

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$9,962	$13,547	$11,708
Income taxes	$33,265	$30,447	$17,099

Non-cash activities:
Decrease (increase) property, plant and equipment purchased on accounts payable	$7,766	$(14,081)	$6,393
Decrease (increase) in dividend accrued for noncontrolling interest	$-	$1,008	$(1,008)

The following table provides a reconciliation between cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Twelve Months Ended December 31,
	2018	2017	2016
Current Assets:
Cash and cash equivalents	$241,053	$203,820	$247,802
Restricted cash (included in other current assets)	780	1,380	1,910
Total cash, cash equivalents and restricted cash	$241,833	$205,200	$249,712

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Note 1 – Summary of Operations and Significant Accounting Policies

Nature of operations – Diodes Incorporated and its subsidiaries (collectively, the “Company” or “we” or “our”) is a leading global manufacturer and supplier of high-quality application specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. Diodes serves the consumer electronics, computing, communications, industrial, and automotive markets. Diodes’ products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Diodes’ corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taiwan; Taoyuan City, Taiwan; Zhubei City, Taiwan; Oldham, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in Oldham and Shanghai, China. Diodes has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Oldham; Shanghai; Shenzhen, China; Seongnam-si, South Korea; Munich, Germany; and Tokyo, Japan, with support offices throughout the world.  Our products are sold primarily throughout Asia, North America and Europe.  During 2017, we shut down and transferred our wafer fabrication operation located in Lee’s Summit, MO, (“KFAB”) to other Company-owned wafer fabrication plants and external foundries. See Note 18 below for additional information related to the KFAB shutdown.

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

Revenue recognition – Effective January 1, 2018, we adopted the comprehensive new revenue recognition standard ASC 606. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method. There was no change in our revenue reported for the twelve months ended December 30, 2017 or 2016. The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the twelve months ended December 31, 2018.

ASC 606 defines a performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and under ASC 606 is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally speaking, our performance obligations represent a promise to transfer various semiconductor products, and have the same pattern of revenue recognition. Our performance obligations are satisfied at either a point in time, or over time as work progresses. The vast majority of our revenue from products and services is accounted for at a point in time. Substantially all of our revenue in direct and Distributor sales is recognized at a point in time. Further, the payment terms on our sales are based on negotiations with our customers.

Our customers can order different types of semiconductors in a single contract (purchase order), and each line on a purchase order represents a separate performance obligation. Depending on the terms of an arrangement, we may also be responsible for shipping and handling activities. In accordance with ASC 606-10-25-18B, we have elected to account for shipping and handling as activities to fulfill our promise to transfer the good(s). As such, shipping and handling activities do not represent a separate performance obligation, and are accrued as a fulfillment cost. Further, although we offer warranties on our products, our warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations; therefore, the primary performance obligation in the majority of our contracts is the delivery of a specific good through the purchase order submitted by our customer.

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

Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $158.8 million, $158.1 million and $132.9 million in 2018, 2017 and 2016, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $4.1 million in 2018 and $4.5 million in 2017.

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

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  Diodes has one operating segment. No goodwill impairment occurred in 2018, 2017, or 2016. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2018, we expect the remaining carrying value of assets to be recoverable. During 2017, we recognized an impairment of long-lived assets related to the KFAB fixed assets.  See Note 18 below for additional information related to the KFAB shut down.

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

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the fourth quarter of 2018, the Company completed its accounting for the tax effects of the Tax Act and recorded a $2.8 million adjustment to the provisional tax expense recorded in the fourth quarter of 2017.   See Note 11 for additional information.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $14.8 million, $15.2 million and $14.2 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively.

Concentration of credit risk – Financial instruments, which potentially subject us to concentrations of credit risk, include trade accounts receivable. Credit risk is limited by the dispersion of our customers over various geographic areas, operating primarily in electronics manufacturing and distribution. We perform a credit evaluation of new customers and monitor the accounts receivable aging of our existing customers. Generally we require no collateral from our customers and historically credit losses have been insignificant.

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

	Twelve Months Ended December 31,
	2018	2017	2016
Earnings (numerator)
Net income (loss) attributable to common stockholders	$104,021	$(1,805)	$15,935

Shares (denominator)
Weighted average common shares outstanding (basic)	49,841	48,824	48,597
Dilutive effect of stock options and stock awards outstanding	1,094	-	1,192
Adjusted weighted average common shares outstanding (diluted)	50,935	48,824	49,789

Earnings (loss) per share attributable to common stockholders
Basic	$2.09	$(0.04)	$0.33
Diluted	$2.04	$(0.04)	$0.32

Stock options and stock awards excluded from EPS calculation because their inclusion would be anti-dilutive (In thousands)	1,103	3,508	1,427

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

The amount of compensation expense recognized using the Black-Scholes-Merton model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility, the expected term of the option and the risk-free interest rate of the option. The expected term and expected future volatility of the options require judgment. In addition, we estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest. We estimate the forfeiture rate based on historical experience, and to the extent our actual forfeiture rate is different from our estimate, share-based compensation expense is adjusted accordingly.

Treasury stock – Under a program authorized by our board of directors we have purchased shares of our common stock. These shares are recorded as treasury stock, at cost, as a reduction to stockholder’ equity.

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange (losses) and gains of $(3.7) million, $(8.0) million and $2.2 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $101.8 million, $83.5 million and $112.7 million at December 31, 2018, 2017 and 2016, respectively.

There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2018	2017
Unrealized foreign currency losses	$(64,553)	$(42,010)
Unrealized gain on interest rate swap, net of tax	$3,261	$2,524
Unrealized loss on defined benefit plan	$(40,554)	$(43,994)

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to the current years’ presentation.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

Recently Adopted Standards

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) – On January 1, 2018, we adopted the comprehensive new revenue recognition standard issued by the FASB.  This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the previous revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the twelve months ended December 31, 2018. See Note 15 for our expanded revenue disclosures required by the new standard.

ASU No. 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230) – In November 2016, the FASB issued guidance on the presentation of restricted cash which requires that on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included within the beginning and ending balances of cash and cash equivalents. We adopted this guidance in the first quarter of 2018 on a retrospective basis. As a result, restricted cash amounts that have historically been included in prepaid expenses on our consolidated balance sheets are now included with cash and cash equivalents on the consolidated statements of cash flows. As of December 31, 2018 and December 31, 2017 we had restricted cash of approximately $0.8 million and $1.4 million, respectively. Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities.

ASU No. 2017-07, Compensation Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. (“ASU 2017-07”) – In May 2017, the FASB issued ASU 2017-17 requiring employers that sponsor defined benefit pension and/or OPB plans to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Employers are required to present the other components of net benefit costs in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net periodic pension cost is eligible for asset capitalization. We adopted ASU 2017-07 on January 1, 2018 using the retrospective method. The effect of the adoption of ASU 2017-07 did not have a material impact on our consolidated statements of financial position and/or cash flows but did result in a reclassification in the Consolidated Statements of Income from Other income (expense) to SG&A of approximately $1.0 million in 2017 and less than $0.1 million in 2016.

Standards Effective in Future Years

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) – In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases and requires, among other things,  lessees to recognize a right-of-use asset and lease liability for most lease arrangements . The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 becomes effective for the Company January 1, 2019.  We will elect the following allowed practical expedients permitted under the transition guidance within the new standard:

•	Not record leases with an initial term of 12 months on the balance sheet;
•	Not separate non-lease components of leases from the lease components;
•	Not reassess (1) the definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition;
•	Apply to the new lease standard using the effective date option, which allows the Company to apply ASU 2016-02 at the effective date of January 1, 2019; and,

Upon adoption, the Company expects to record additional assets in the range of approximately $47.0 million to $53.0 million, before deferred taxes, representing the present value of future lease payments under leases with terms of greater than twelve months. The Company also expects to record corresponding liabilities in the same range.  The Company does not expect to make any cumulative effect adjustment to the opening balance of equity.

ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2016-02”) – In July 2018 the FASB issued ASU 2018-10, to add clarity to certain areas within ASU 2016-02. The effective date and transition requirements will be the same as ASU 2016-02. The Company will adopt this ASU in conjunction with ASU 2016-02.

ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) – In July 2018, the FASB issued ASU 2018-11, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019, in the case of the Company) while continuing to present all prior periods under previous lease accounting guidance. While the Company will adopt this standard in conjunction with ASU 2016-02, we do not expect to make any material cumulative effect adjustment to the opening balance of retained earnings as allowed under the guidance

ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) – In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this standard will not have a material impact on the Company’s financial statements.

ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”) – In August 2018, the FASB issued ASU 2018-13 which is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

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

As of December 31, 2018, we had short-term investments.  Trading securities held at December 31, 2018, were purchased on the open market and unrealized gains and losses are included in other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Deferred compensation investments consist of the Company’s stock, mutual funds and cash. See Note 12 for additional information related to our deferred compensation program and Note 17 for additional information related to our interest rate swaps and foreign currency hedges.  The short-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2018, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$7,499	$5,594	$1,905	$-	$-
Interest rate swaps and collars	4,731	-	4,731	-	-
Deferred compensation investments	10,104	3,377	6,727	-	-

Financial assets and liabilities carried at fair value as of December 31, 2017 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$4,558	$2,586	$1,972	$-	$-
Interest rate swap assets	3,884	-	3,884	-	-
Deferred compensation investments	8,843	1,450	7,393	-	-

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2018 and 2017.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value.  See Note 12 for additional information related to these pension plan investments.

Note 3 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2018	2017
Finished goods	$59,244	$81,194
Work-in-progress	59,166	52,578
Raw materials	97,025	82,734
	$215,435	$216,506

Note 4 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2018	2017
Buildings and leasehold improvements	$208,184	$203,054
Machinery and equipment	817,202	774,138
	1,025,386	977,192
Less: Accumulated depreciation and amortization	(635,969)	(581,753)
	389,417	395,439
Construction in-progress	16,886	22,446
Land	40,532	41,284
	$446,835	$459,169

Depreciation and amortization of property, plant and equipment was $86.3 million, $76.9 million and $78.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.   We have capital lease obligations totaling approximately $2.1 million and $1.0 million and December 31, 2018 and 2017, respectively, included in other current liabilities and other long-term liabilities on the balance sheet.

Note 5 – Intangible Assets

Intangible assets subject to amortization at December 31, were as follows:

December 31, 2018
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$11,823	$(9,848)	$(307)	$1,668
Developed product technology	2-10 years	159,129	(66,112)	(6,221)	86,796
Customer relationships	12 years	62,093	(24,737)	(1,689)	35,667
Software license and other	3-4 years	5,822	(5,713)	(64)	45
Total amortized intangible assets		238,867	(106,410)	(8,281)	124,176
Intangible assets with indefinite lives
In process research and development	Indefinite	4,580	-	-	4,580
Trademarks and trade names	Indefinite	10,303	-	(1,124)	9,179
Total Intangible assets with indefinite lives		14,883	-	(1,124)	13,759
Total intangible assets		$253,750	$(106,410)	$(9,405)	$137,935

December 31, 2017
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$11,823	$(9,154)	$(242)	$2,427
Developed product technology	2-10 years	154,795	(53,925)	(6,219)	94,651
Customer relationships	12 years	62,093	(19,319)	(1,650)	41,124
Software license and other	3-4 years	5,822	(5,661)	(138)	23
Total amortized intangible assets		234,533	(88,059)	(8,249)	138,225
Intangible assets with indefinite lives
In process research and development	Indefinite	8,914	-	-	8,914
Trademarks and trade names	Indefinite	10,303	-	(997)	9,306
Total Intangible assets with indefinite lives		19,217	-	(997)	18,220
Total intangible assets		$253,750	$(88,059)	$(9,246)	$156,445

Amortization expense related to intangible assets subject to amortization was $18.4 million, $18.8 million and $20.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.   In process research and development is transferred to amortized intangible assets at the time the product becomes viable.

The schedule below sets future amortization expense of our currently owned intangible assets:

2019	$17,907
2020	15,902
2021	15,205
2022	14,389
2023	14,124
2024 and thereafter	46,649
Total	$124,176

NOTE 6 – GOODWILL

Changes in goodwill for the years ended December 31, were as follows:

Balance at December 31, 2016	$129,412
Foreign currency translation adjustment	4,775
Balance at December 31, 2017	134,187
ERIS acquisition of Yea Shin Technology Corporation (See Note 19)	1,029
Foreign currency translation adjustment	(2,779)
Balance at December 31, 2018	$132,437

NOTE 7 – BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $123.2 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due quarterly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2018, was approximately $112.5 million, net of a $10.3 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.  We also have a note payable to Yuan Ta Bank for approximately $0.7 million related to the Eris acquisition.  See Note 19 for additional information related to Eris.

Long-term debt

We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $3.1 million per quarter in 2016 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may, from time to time, request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At December 31, 2018, we owed $210.0 million under the U.S. Credit Facility, $85.5 million of which was drawn under the revolving portion and $124.5 million of which was outstanding under the term loan. The obligations of the Company and the other borrowers under the U.S. Credit Facility are secured by substantially all of the assets of the Company, including controlling interests in its first-tier subsidiaries, and by specified assets of certain of its subsidiaries.

Long-term debt balances as of December 31, consist of the following:

	2018	2017
Notes payable to Taiwan bank, original principal amount of TWD 140 million, fixed interest rate of 1.3%, matures June 28, 2033.	$4,442	$1,271
Notes payable to Yuan Ta Bank, original principal amount of TWD 113 million, fixed interest rate of 1.7%, matures on January 29, 2019.	749	-
Term loan and revolver	210,000	268,812
Total long-term debt	215,191	270,083
Less: Current portion	(27,613)	(20,636)
Less: Unamortized debt issuance costs	(1,435)	(1,955)
Long-term debt, net of current portion	$186,143	$247,492

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2018:

2019	$27,385
2020	33,158
2021	150,909
2022	288
2023	292
2024 and thereafter	3,159
Total long-term debt	$215,191

NOTE 8 – CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,
2019	$1,129
2020	922
2021	139
2,190
Less: Interest	(67)
Present value of minimum lease payments	2,123
Less: Current portion	(1,082)
Long-term portion	$1,041

At December 31, 2018, property under capital leases had a cost of $5.8 million, and the related accumulated depreciation was $3.3 million. Depreciation of assets held under capital lease is included in depreciation expense.

NOTE 9 – ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other current liabilities at December 31, were:

	2018	2017
Accrued expenses	$28,170	$29,764
Compensation and payroll taxes	33,632	34,359
Equipment purchases	12,568	20,637
Accrued pricing adjustments	3,591	11,410
Accrued professional services	3,242	2,088
Other	1,402	1,043
	$82,605	$99,301

Other long-term liabilities at December 31 were:

	2018	2017
Accrued defined benefit plan	$26,349	$34,428
Unrecognized tax benefits	27,711	24,211
Deferred grant and subsidy	15,359	17,173
Income tax contingencies	8,475	8,319
Deferred compensation	9,091	8,870
Other	3,794	1,924
	$90,779	$94,925

NOTE 10 – STOCKHOLDERS’ EQUITY

We have never declared or paid cash dividends on our Common Stock. Our U.S. Credit Facility permits us to pay dividends up to $3.0 million per fiscal year to its stockholders so long as we have not defaulted under the U.S. Credit Facility at the time of such dividend and no default would result from declaring or paying such dividend. The payment of dividends is within the discretion of our Board of Directors. See Note 7 for additional information regarding our credit agreements.

During November 2015, the Company’s board of directors authorized a share repurchase plan to repurchase up to an aggregate of $100 million of the Company’s outstanding common stock.  The share repurchase program is expected to continue through the end of 2019 unless shortened or extended by the Board of Directors.  During 2017, the Company repurchased 300,000 shares of its common stock at a cost of $8.7 million.  All purchases were made through open market transactions and were recorded as treasury stock.  During 2018, the Company did not make any repurchases of its common stock.

NOTE 11 – INCOME TAXES

Tax Cuts and Jobs Act

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the fourth quarter of 2018, the Company completed its accounting for the tax effects of the Tax Act and recorded a $2.8 million adjustment to the provisional tax expense recorded in the fourth quarter of 2017.

The table below reflects the significant components of the net $2.8 million adjustment to tax expense recorded in the fourth quarter of 2018 and included as a component of income tax expense from continuing operations:

Component	Provisional Amount	Final Amount	Adjustment
Remeasurement of U.S. deferred tax assets and liabilities	$2,913	$3,112	$199
Transition tax on foreign earnings	104,327	101,512	(2,815)
Foreign tax credits used to offset transition tax	(58,975)	(54,350)	4,625
Other adjustments	(2,357)	(1,604)	753
Total net tax expense related to the Tax Act	$45,908	$48,670	$2,762

The Company was able to use net operating loss carryforwards and tax credits to completely offset any cash tax obligations resulting from the transition tax.  The other components shown above represent noncash adjustments to tax expense.

Remeasurement of U.S. deferred tax assets and liabilities

We remeasured certain U.S. deferred tax assets and liabilities using the lower corporate income tax rate of 21%.

Transition tax on foreign earnings

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes, and is net of indirect effects of unrecognized tax benefits.  The $2.8 million adjustment in the fourth quarter of 2018 referred to in the table above results from completing our analysis and calculation of post-1986 E&P, including amounts held in cash or other specified assets.

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities.  Our undistributed foreign earnings, including those subject to the transition tax, continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

Foreign tax credits used to offset transition tax

The Company is able to claim foreign tax credits against the incremental U.S. tax due on its previously deferred foreign earnings.  The $4.6 million adjustment in the fourth quarter of 2018 referred to in the table above results from completing our analysis of the total amount of foreign taxes previously paid or accrued by our foreign subsidiaries that are creditable against the transition tax.

Other adjustments

We have completed our analysis of the direct and indirect implications of the Tax Act on the Company’s tax attributes, such as tax credit carryforwards.  As a result, we recorded a $0.8 million adjustment to finalize the accounting of the effect of our change in judgment regarding realizability of foreign tax credits and R&D credits.

The table below sets forth our (loss) income before taxes for the years ended December 31:

Income (loss) before income taxes	2018	2017	2016
U.S.	$(24,141)	$(72,668)	$(40,861)
Foreign	174,103	135,259	65,896
Total	$149,962	$62,591	$25,035

The table below sets forth the components of our income tax provision (benefit) for the years ended December 31:

	2018	2017	2016
Current tax provision
Federal	$-	$-	$-
Foreign	42,726	31,820	28,993
State	24	7	13
	42,750	31,827	29,006
Deferred tax provision (benefit)
Federal	2,400	30,186	(10,517)
Foreign	(3,107)	(2,352)	(13,847)
State	56	(8)	101
	(651)	27,826	(24,263)
Liability for unrecognized tax benefits	2,457	2,672	1,815
Total income tax provision	$44,556	$62,325	$6,558

Effective Tax Rate Reconciliation

The table below sets forth a reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31:

	2018		2017		2016
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings*	Amount	earnings*	Amount	earnings*
Federal tax	$31,488	21.0	$21,907	35.0	$8,762	35.0
State income taxes, net of federal tax provision	(375)	(0.3)	(15)	-	(65)	(0.3)
Foreign income taxed at lower tax rates	(2,844)	(1.9)	(23,515)	(37.6)	(6,955)	(27.8)
U.S. tax impact of foreign operations	4,140	2.8	6,726	10.7	324	1.3
Foreign withholding taxes	10,962	7.3	4,343	6.9	4,834	19.3
Research and development	(3,541)	(2.4)	(2,643)	(4.2)	(2,241)	(9.0)
Liability for unrecognized tax benefits	2,457	1.6	2,672	4.3	1,815	7.3
Valuation allowance	(379)	(0.3)	2,077	3.3	(2,600)	(10.4)
Employee stock-based compensation	(2,154)	(1.4)	1,537	2.5	-	-
U.S. Tax Cuts and Jobs Act	2,762	1.8	45,908	73.4	-	-
Other	2,040	1.4	3,328	5.3	2,684	10.7
Income tax provision	$44,556	29.7	$62,325	99.6	$6,558	26.2

*	The sum of the amounts in the table may not equal to the effective tax rate due to rounding.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2018	2017	2016
Balance at January 1,	$30,581	$28,849	$26,503
Additions based on tax positions related to the current year	4,667	3,492	6,746
Additions for prior year tax positions	-	863	960
Reductions for prior year tax positions	(3,039)	(2,623)	(5,360)
Balance at December 31,	$32,209	$30,581	$28,849

If the $32.2 million of unrecognized tax benefits as of December 31, 2018, is recognized, approximately $28.8 million would affect the effective tax rate.   It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008, or for the 2010 and 2011 tax years.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2007.  With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2013. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2018, 2017 and 2016.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31:

	2018	2017
Deferred tax assets
Inventory cost	$7,974	$8,000
Accrued expenses and accounts receivable	1,866	690
Foreign tax credits	17,600	10,626
Research and development tax credits	15,456	15,828
Net operating loss carryforwards	9,635	5,392
Accrued pension	4,294	5,428
Share based compensation and others	9,972	12,443
	66,797	58,407
Valuation allowances	(25,941)	(22,560)
Total deferred tax assets, non-current	40,856	35,847
Deferred tax liabilities
Plant, equipment and intangible assets	(16,661)	(17,278)
Outside basis differences and others	(7,267)	-
Total deferred tax liabilities, non-current	(23,928)	(17,278)
Net deferred tax assets	$16,928	$18,569

We prospectively adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”) effective in the first quarter of 2014.  ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The $13.7 million net deferred tax assets presented in the balance sheet as of December 31, 2018, is net of $3.2 million of unrecognized tax benefits.  The $16.9 million and $18.6 million net deferred tax asset presented above for December 31, 2018 and 2017, respectively, is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2018, we had federal tax credit and research credit carryforwards of approximately $26 million and $8 million, respectively, which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2026 and the state tax credit carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of our federal and state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $19 million and $13 million as of December 31, 2018 and 2017, respectively.

At December 31, 2018, we had state net operating loss (“NOL”) carryforwards of approximately $3 million, and foreign NOL carryforwards of $34 million which are available to offset future taxable income. The U.S. NOL carryforwards will begin to expire in 2019. We determined that it is more likely than not that the U.S. NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized.  The valuation allowances recorded against the related deferred tax assets totaled $7 million and $5 million as of December 31, 2018 and 2017, respectively.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. As of December 31, 2018, we had undistributed earnings from non-U.S. operations of approximately $742 million (including approximately $55 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $381 million of this total.  Additional Chinese withholding taxes of approximately $37 million would be required should the $381 million of such earnings be distributed out of China as dividends.

The impact of tax holidays decreased our tax expense by approximately $1.6 million, $3.7 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The benefit of the tax holidays on basic and diluted earnings per share was $0.03, $0.08 and $0.15 for the twelve months ended December 31, 2018, 2017 and 2016, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

In connection with the Zetex acquisition, we adopted a contributory defined benefit plan that covers certain employees in the U.K. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. We determined the fair value of the defined benefit plan assets and utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist of a diverse range of listed and unlisted securities including corporate bonds and mutual funds and are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.  All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.  In October 2018, a U.K. High Court ruling required pension plans, subject to guaranteed minimum pension rules to amend their pension plan formulas to equalize benefits for men and women to adjust for unequal results previously calculated.  The U.K. High Court ruling went on to require pension plans to make back payments subject to plan rule limitations, with interest applied at one percentage point over the Bank of England base rate.  We anticipate the total equalization amount to be £0.5 million (or approximately $0.6 million based on GBP: USD exchange rate of 1.27).

The table below sets forth net periodic benefit costs of the plan for the years ended December 31, 2018 and 2017:

	Defined Benefit Plan
	2018	2017
Components of net periodic benefit cost:
Service cost	$267	$258
Interest cost	4,151	4,228
Recognized actuarial loss	2,625	1,325
Expected return on plan assets	(7,339)	(6,506)
Net periodic benefit cost	$(296)	$(695)

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2018	2017
Change in benefit obligation:
Beginning balance	$166,063	$146,801
Service cost	267	258
Interest cost	4,151	4,228
Actuarial (gain) loss	(9,827)	4,910
Benefits paid	(3,625)	(4,313)
Settlements	(7,471)	-
Currency changes	(8,454)	14,179
Benefit obligation at December 31	$141,104	$166,063

Change in plan assets:
Beginning balance - fair value	$134,234	$118,658
Employer contribution	2,796	2,974
Actual return on plan assets	(2,084)	5,454
Benefits paid	(3,625)	(4,313)
Settlements	(6,731)	-
Currency changes	(7,428)	11,461
Fair value of plan assets at December 31	$117,162	$134,234
Underfunded status at December 31	$(23,942)	$(31,829)

Based on an actuarial study performed as of December 31, 2018, the plan is underfunded by approximately $23.9 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $40.6 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2018, the plan’s total recognized loss decreased by approximately $3.4 million. The variance between the actual and expected return to plan assets during 2018 increased the total unrecognized net loss by approximately $9.2 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets.  Therefore, the excess amount will be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2018, the average term was approximately 11.5 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2018	2017
Discount rate	2.6%	2.8%
Expected long-term return on plan assets	5.6%	5.4%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2018	2017
Discount rate	2.9%	2.6%

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

Asset category	Expected long-term return	Asset allocation
Growth assets	8.6%	68%
Hedging assets	1.8%	30%
Cash	0.8%	2%
Total	6.4%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2018:

2019	$3,763
2020	4,120
2021	4,586
2022	4,959
2023	5,307
2024-2027	24,069

We adopted a payment plan with the trustees of the defined benefit plan, in which we would make annual contributions each year through 2030, of approximately GBP 2 million (approximately $2.6 million based on a GBP:USD exchange rate of 1.27).  The annual contributions were expected to meet the deficit disclosed in the plan as of April 5, 2013 by December 31, 2030.  The trustees are required to review the funding position every three years, and a further review was carried out as of April 5, 2016.  The next review is scheduled for April 2019. The outcome of the review, as agreed with the trustees during the first quarter of 2017, was that contributions would continue at the existing level until December 31, 2029.

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

The following table summarizes the major categories of the plan assets:

	December 31, 2018
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,907	$-	$-	$6,907
Equity securities:
U.K.	-	1,536	-	1,536
Overseas equities	-	21,859	-	21,859
Emerging markets	-	4,264	-	4,264
Fixed income securities:
Government bonds	-	4,641	-	4,641
Non-government bonds	-	1,998	-	1,998
Index-linked securities:
U.K. treasury securities	-	132	-	132
Other index-linked securities	-	-	-	-
Other types of investments
Hedge funds	-	31,193	-	31,193
Property	-	2,822	-	2,822
Liability-driven investments	-	41,602	-	41,602
Other	-	208	-	208
Total	$6,907	$110,255	$-	$117,162

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

401(k) Retirement Plan

We maintain a 401(k) retirement plan (the “Plan”) for the benefit of qualified employees at our U.S. locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. We currently make a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll, which vests over an initial four years. In addition, we may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

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

For the years ended December 31, 2018, 2017 and 2016, total amounts expensed under these plans were approximately $17.0 million, $14.8 million and $13.9 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of our Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. At December 31, 2018 these investments are classified as trading securities and are carried at fair value. At December 31, 2018, these investments totaled approximately $10.6 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the deferred compensation plan liabilities.

NOTE 13 - SHARE-BASED COMPENSATION

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Cost of goods sold	$362	$645	$775
Selling, general and administrative expense	17,395	15,130	10,567
Research and development expense	2,979	2,834	2,687
Total share-based compensation expense	$20,736	$18,609	$14,029

The table below sets forth share-based compensation expense by type for the twelve months ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Stock options	$274	$934	$1,511
Share grants	20,462	17,675	12,518
Total share-based compensation expense	$20,736	$18,609	$14,029

In 2016, we recorded a $2.7 million reversal of previously recorded expense related to performance grants.

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

Total cash received from option exercises was approximately $4.9 million, $13.6 million and $0.1 million during 2018, 2017 and 2016, respectively.

At December 31, 2018, there was no unrecognized compensation expense related to unvested options.

The table below sets forth a summary of activity in our stock option plans:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,063	$23.03
Exercised	(7)	18.48
Forfeited or expired	(223)	22.75
Outstanding at December 31, 2016	1,833	23.08
Exercised	(581)	23.42
Forfeited or expired	(24)	26.87
Outstanding at December 31, 2017	1,228	22.85
Exercised	(240)	20.28
Outstanding at December 31, 2018	988	23.47	2.4	$8,693
Exercisable at December 31, 2018	988	23.47	2.4	$8,693

The table below sets forth information about stock options outstanding at December 31, 2018:

Plan	Range of exercise prices	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$15.05-29.21	678	2.2	$22.48
2013 Plan	$23.35-27.92	310	2.9	$25.63

Share Grants – Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. Since the approval of the 2013 Plan, all new grants are granted under the 2013 Plan, and we will not grant any further grants under our 2001 Plan.

The table below sets forth a summary of our non-vested share grants in 2018, 2017 and 2016:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value
Nonvested at December 31, 2015	2,679	23.51
Granted	880	18.63
Vested	(877)	18.92
Forfeited	(62)	20.80
Nonvested at December 31, 2016	2,620	21.31
Granted	746	25.23
Vested	(645)	21.89
Forfeited	(441)	22.31
Nonvested at December 31, 2017	2,280	22.24
Granted	646	32.06
Vested	(1,213)	21.39
Forfeited	(46)	24.72
Nonvested at December 31, 2018	1,667	26.68	$53,396

During 2017, the Company modified a performance-based award previously granted to our Chief Executive Officer.  The effect was to replace a performance-based grant covering 700,000 shares of the Company’s common stock with a performance-based grant covering 62,905 shares of the Company’s common stock and a restricted stock grant covering 62,905 of the Company’s common stock.  If certain performance criteria are met for the performance-based grant, Dr. Lu will receive 200% of that award or 125,810 shares.  The incremental expense if Dr. Lu received 200% of the performance-based grant award is approximately $3.3 million.  The incremental expense of the restricted stock grant is approximately $1.7 million. During 2018, we modified previously granted stock option and stock awards for two corporate officers who retired.  The result of the modification was the acceleration of the vesting of 7,500 stock options and 79,720 stock awards for the corporate officers.  The incremental expense recorded for this modification was approximately $1.8 million, which was expensed in SG&A during 2018.

The total unrecognized share-based compensation expense as of December 31, 2018, was approximately $35.2 million, relating to restricted stock awards, which was expected to be recognized over a weighted average period of approximately 2.2 years.

Our Chief Executive Officer has a grant of 600,000 performance-based stock units that vest upon the Company reaching $1.0 billion in revenue.  Based on the Company reaching approximately $1.1 billion in revenue in 2017, our Chief Executive Officer’s grant of 600,000 performance-based shares was released to the Chief Executive Officer, upon filing of the Company’s Annual Report on Form 10-K, in February 2018.  The expense related to the 600,000 performance-based units was all recognized in previous periods.

NOTE 14 – RELATED PARTY TRANSACTIONS

We conduct business with a related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15.5% of our outstanding Common Stock as of December 31, 2018, and is a member of the Lite-On Group of companies. We sold products to LSC totaling less than 1% of our net sales for the years ended December 31, 2018, 2017 and 2016, respectively.  Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC, a member of the Lite-On Group of companies, and Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling approximately 1% of net sales for each of the years ended December 31, 2018, 2017 and 2016. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the years ended December 31, 2018, 2017 and 2016 were approximately $16.6 million, $17.1 million and $16.1 million, respectively.   In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% partner in one of our Chengdu assembly and test facilities and our 5% partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang, other than this joint venture.  We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) an FCP manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales and purchases from related parties for the twelve months ended December 31:

	2018	2017	2016
LSC
Net sales	$1,179	$1,406	$852
Purchases	$21,126	$24,313	$21,936
Keylink
Net sales	$12,227	$8,856	$9,125
Purchases	$3,581	$3,827	$5,054
Nuvoton
Purchases	$11,152	$11,407	$10,386
JCP
Purchases	$600	$1,105	$826

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2018	2017
LSC
Accounts receivable	$286	$342
Accounts payable	$2,696	$3,308
Keylink
Accounts receivable	$6,264	$4,089
Accounts payable	$4,656	$5,016
Nuvoton
Accounts payable	$1,939	$1,121
JCP
Accounts payable	$151	$317

NOTE 15 – SEGMENT INFORMATION, REVENUE AND ENTERPRISE-WIDE DISCLOSURES

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

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

2018	Asia	North America	Europe	Consolidated
Total sales	$1,069,068	$179,459	$195,406	$1,443,933
Inter-company sales	(150,421)	(24,322)	(55,201)	(229,944)
Net sales	$918,647	$155,137	$140,205	$1,213,989

Property, plant and equipment	$392,445	$30,507	$23,883	$446,835
Assets	$1,095,037	$240,540	$190,794	$1,526,371

2017	Asia	North America	Europe	Consolidated
Total sales	$968,720	$171,964	$175,004	$1,315,688
Inter-company sales	(128,924)	(71,608)	(60,952)	(261,484)
Net sales	$839,796	$100,356	$114,052	$1,054,204

Property, plant and equipment	$390,850	$44,523	$23,796	$459,169
Assets	$1,061,686	$230,997	$195,990	$1,488,673

2016	Asia	North America	Europe	Consolidated
Total sales	$895,608	$109,442	$157,343	$1,162,393
Inter-company sales	(137,959)	(22,034)	(60,238)	(220,231)
Net sales	$757,649	$87,408	$97,105	$942,162

Property, plant and equipment	$329,587	$57,145	$15,256	$401,988
Assets	$948,923	$400,472	$179,157	$1,528,552

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

The tables below set forth the amount of net sales by type, direct sales or Distributor and the location of the customer based on the location to where the products were shipped for the twelve months ended December 31, 2018, 2017 and 2016:

	Net Sales by Type for the Twelve Months Ended December 31,
	Direct Sales			Distributor
	2018	2017	2016	2018	2017	2016
China	$226,360	$220,390	$216,240	$436,265	$372,737	$331,808
United States	15,644	16,522	16,237	104,598	69,755	63,599
Korea	16,562	17,765	16,056	47,398	48,083	44,617
Germany	11,770	10,879	11,819	81,944	63,423	49,595
Singapore	2,150	873	943	66,003	57,697	47,521
Taiwan	2,846	6,327	8,442	73,498	61,042	50,646
All others (1)	71,665	61,699	53,210	57,286	47,012	31,429
Total	$346,997	$334,455	$322,947	$866,992	$719,749	$619,215

	Percent of Net Sales by Type for the Twelve Months Ended December 31,
	Direct Sales			Distributor
	2018	2017	2016	2018	2017	2016
China	65%	66%	67%	50%	52%	54%
United States	5%	5%	5%	12%	10%	10%
Korea	5%	5%	5%	5%	7%	7%
Germany	3%	3%	4%	9%	9%	8%
Singapore	1%	-	-	8%	8%	8%
Taiwan	1%	2%	3%	8%	8%	8%
All others (1)	21%	19%	16%	8%	6%	5%
Total	100%	100%	100%	100%	100%	100%

	Total Net Sales for the Twelve Months Ended December 31,
	Dollar			Percent of Net Sales
	2018	2017	2016	2018	2017	2016
China	$662,625	$593,127	$548,048	55%	56%	58%
United States	120,242	86,277	79,836	10%	8%	8%
Korea	63,960	65,848	60,673	5%	6%	6%
Germany	93,714	74,302	61,414	8%	7%	7%
Singapore	68,153	58,570	48,464	6%	6%	5%
Taiwan	76,344	67,369	59,088	6%	6%	6%
All others (1)	128,951	108,711	84,639	10%	11%	10%
Total	$1,213,989	$1,054,204	$942,162	100%	100%	100%

(1) Represents countries with less than 3% of the total net sales of each.

The tables below set forth a summary of the above data:

	2018	2017	2016
Direct Sales
Asia	$292,459	$285,610	$274,432
Americas	26,296	23,696	21,101
Europe	28,242	25,149	27,414
Total	346,997	334,455	322,947

Distributor Sales
Asia	651,659	563,661	486,682
Americas	105,458	69,755	63,599
Europe	109,875	86,333	68,934
Total	866,992	719,749	619,215

Total Sales
Asia	944,118	849,271	761,114
Americas	131,754	93,451	84,700
Europe	138,117	111,482	96,348
Total	$1,213,989	$1,054,204	$942,162

Major customers – During the twelve months ended December 31, 2018 and 2017, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for 10.0% or $120.0 million and $101.7 million, respectively, of our revenue.   No customer accounted for 10% or greater of our revenue during the twelve months ended December 31, 2016.   No customer accounted for 10% or greater of our outstanding accounts receivable at December 31, 2018 or 2017.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating leases – We lease offices, manufacturing plants, equipment, vehicles and warehouses under operating lease agreements expiring through December 2028. Rental expense amounted to approximately $10.3 million, $10.4 million and $10.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.  We do not have purchase options related to the operating lease agreements. The table below sets forth the approximate amount for future minimum lease payments under non-cancelable operating leases at December 31, 2018:

2019	$10,988
2020	10,141
2021	6,778
2022	5,650
2023	3,534
Thereafter	4,452
$41,543

The table below sets forth the approximate amount of future minimum lease payments due under the non-lease portion of our operating leases at December 31, 2018:

2019	$2,555
2020	2,550
2021	1,860
2022	1,728
2023	1,426
Thereafter	2,946
$13,065

In addition, we have the following land right leases.    None of the leases requires a rental payment.

Location	Term (years)	Expiration Date
Chengdu, China	50	2061
Shanghai, China	50	2056
Shandong, China	50	2058
Shanghai, China	50	2058
Yangzhou, China	50	2065

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $9.2 million at December 31, 2018.  In addition to these purchase commitments, we have equity investment obligations for our Chengdu facilities of $25 million for 2019 and 2020, and capital investment obligations of $30 million, $25 million and $16 million for 2019, 2020 and 2021, respectively.  As of December 31, 2018, we also had a commitment to purchase approximately $117.8 million of wafers to be used in our manufacturing process.  These wafer purchases will occur during 2019 and 2020.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At December 31, 2018 and 2017, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  There is no fair value of our foreign exchange hedges, therefore they are not recorded in our Consolidated Balance Sheets.  As of December 31, 2018 and 2017, the total notional amounts of these foreign exchange contracts was $122.4 million and $87.6 million, respectively.

The tables below set forth outstanding foreign currency forward contracts at December 31, 2018 and 2017:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Strike Rate	Cash Flow Hedge Designation
$1,221	December 2018	February 2019	EUR/GPB	0.8981	Non-designated
12,538	December 2018	February 2019	EUR/USD	1.1479	Non-designated
8,463	December 2018	February 2019	GPB/USD	1.2785	Non-designated
44,946	December 2018	February 2019	USD/CNY	6.8738	Non-designated
844	December 2018	February 2019	USD/JPY	110.14	Non-designated
54,041	December 2018	February 2019	USD/TWD	30.559	Non-designated
300	December 2018	January 2019	USD/TWD	30.669	Non-designated

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Strike Rate	Cash Flow Hedge Designation
$2,494	December 2017	January 2018	EUR/GPB	1.2009	Non-designated
10,514	December 2017	January 2018	EUR/USD	1.2009	Non-designated
10,612	December 2017	January 2018	GPB/USD	1.3541	Non-designated
31,834	December 2017	January 2018	USD/CNY	6.5343	Non-designated
1,594	December 2017	January 2018	USD/JPY	112.35	Non-designated
30,594	December 2017	January 2018	USD/TWD	29.406	Non-designated

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

The table below sets forth information related to the number of and the notional amount of our interest rate related derivative instruments at December 31 2018 and December 31, 2017:

	Number of Instruments		Notional Amount
	2018	2017	2018	2017
Interest rate swaps and collars	12	14	$210,000	$220,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017:

	Fair Value
	Other Current Assets		Other Assets		Other Liabilities
	2018	2017	2018	2017	2018	2017
Interest rate swaps and collars	$1,936	$486	$2,795	$3,398	$-	$-

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31 2018, 2017 and 2016:

Derivatives Designated as Hedging	Amount of Gain Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain Reclassified from Accumulated OCI into Net Income
Instruments	2018	2017	2016	Income	2018	2017	2016
Interest rate swaps and collars	$1,790	$1,567	$2,317	Interest expense	$860	$577	$112

We estimate that $1.9 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of December 31, 2018, will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2018.

Derivatives Not Designated as Hedging	Amount of (Loss) or Gain Recognized in Net Income			Location of (Loss) or Gain Reclassified from Accumulated OCI
Instruments	2018	2017	2016	into Income
Foreign currency forward contracts	$(8,493)	$1,491	$-	Foreign currency (loss) gain, net

At December 31, 2018 and 2017, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $4.7 million and $3.9 million, respectively.  As of December 31, 2018 and 2017, the Company had not posted any collateral related to these agreements.

NOTE 18 – RESTRUCTURING COSTS

In February 2017, the Company announced its plan to transfer its wafer fabrication operation at KFAB to other Company-owned wafer fabrication plants and external foundries. The Company ceased production operations at KFAB late in third quarter 2017, and vacated and returned the premises to the landlord in November 2017. Employees were provided retention and standard severance packages.  During 2018 and 2017, the Company received $3.7 million and $6.5 million, respectively of insurance proceeds as a result of the fires sustained at the KFAB facility during 2016.  The $3.7 million received in 2018 and $2.0 million received in 2017 were recorded in Other Income. The remaining $4.5 million received in 2017 was recorded in Cost of Goods Sold.  There are outstanding insurance claims. Also during 2017, the Company recorded $1.9 million of asset impairment related to the shut-down of KFAB.

The table below sets forth the restructuring costs, recorded in restructuring expense in the Condensed Consolidated Statements of Operations, incurred during the twelve months ended December 31, 2018 and 2017:

	Twelve Months Ended December 31,
	2018	2017
Early supply contract termination	$-	$1,985
Cost of equipment relocation, shutdown cost and other	220	3,591
Asset retirement obligation	-	1,403
Retention costs	(14)	3,158
	$206	$10,137

The table below sets forth the costs accrued related to the KFAB restructuring:

			Equipment
			Relocation,
	Early Contract		Shutdown
	Termination	Retention Costs	Cost and Other	Total
Beginning balance, January 1, 2017	$-	$-	$-	$-
Costs accrued	1,985	3,158	3,591	8,734
Restructuring costs paid	(1,985)	(2,499)	(2,946)	(7,430)
Balance at December 31, 2017	-	659	645	1,304
Costs accrued	-	(14)	526	512
Restructuring costs paid	-	(645)	(1,171)	(1,816)
Balance at December 31, 2018	$-	$-	$-	$-

Based on continued negotiations with the landlord, we recorded an additional $1.4 million of asset retirement obligations related the KFAB restructuring.  This asset retirement obligation is for the estimated amounts to be paid to contractors to remediate the KFAB facility upon vacating the property.   The table below sets forth the asset retirement obligation related to the KFAB restructuring:

Asset retirement obligation, January 1, 2017	$486
Accrual of additional asset retirement obligation	1,403
Amount paid	(1,500)
Asset retirement obligation, December 31, 2017	389
Accrual of additional asset retirement obligation	-
Amount paid	(389)
Asset retirement obligation, December 31, 2018	$-

In connection with the asset retirement obligation, as of December 31, 2018, the offsetting asset has been fully amortized.

NOTE 19 – BUSINESS ACQUISITION

In July 2018, our 51% owned subsidiary, ERIS Technology Corporation (“Eris”), acquired from Yea Shin Technology Corporation ("Yea Shin") and its shareholders 51% of Yea Shin’s outstanding shares for approximately $6.4 million in cash. Yea Shin operates a wafer fabrication facility located in Tao Yuan county, Taiwan that was established in 1993. The purpose of the acquisition is to expand the current wafer production capacity of Eris.

Eris also entered into a property purchase agreement with Yong Xiang Development Corporation (“Yong Xiang”) to purchase the plant and facility leased by it to Yea Shin. The total purchase price of the property is approximately $25.5 million. Eris expects to complete the purchase of the facility no later than December 31, 2020.

Eris has leased from Yong Xiang the plant and facility until the purchase has been completed. The monthly lease payment is approximately $0.04 million for the first 8.5 months and approximately $0.03 million for the remaining period. Total lease commitment is approximately $1.1 million assuming the lease term is through December 31, 2020.

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Net sales	$274,512	$304,085	$320,946	$314,446
Gross profit	98,595	107,268	115,214	114,199
Net income attributable to common shareholders	18,526	25,068	30,908	29,519
Earnings per share attributable to common shareholders
Basic	$0.38	$0.50	$0.62	$0.59
Diluted	$0.37	$0.49	$0.61	$0.58

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Net sales	$236,303	$264,224	$285,247	$268,430
Gross profit	73,911	90,139	96,347	96,379
Net income (loss) attributable to common shareholders	1,217	13,179	14,450	(30,651)
Earnings (loss) per share attributable to common shareholders
Basic	$0.03	$0.27	$0.29	$(0.62)
Diluted	$0.02	$0.26	$0.29	$(0.62)

Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.

NOTE 21 – SUBSEQUENT EVENT

In February 2019, the Company announced the proposed acquisition of Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”).  The acquisition of GFAB is subject to customary closing conditions and is expected to close by the end of the first quarter of 2019.

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1

3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

10.1*	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement dated April 1, 2013, between the Company and Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement, dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.6*	Employment agreement dated as of August 29, 2005, between the Company and Mark King	8-K	September 2, 2005	10.2

10.7*	Separation letter between the Company and Mark King, dated January 11, 2018	10‑Q	May 8, 2018	10.1

10.8*	Separation letter between the Company and Ed Tang, dated January 18, 2018	10‑Q	May 8, 2018	10.2

10.9*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.10*	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, as amended and restated December 22, 2008	10-K	February 26, 2009	10.87

10.11*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.12*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective June 1, 2013	10-K	February 27, 2017	10.10

10.13*	Diodes Incorporated 2013 Equity Incentive Plan, as amended and restated on May 3, 2017	S-8	August 17, 2017	99.1

10.14*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.15*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.15.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.15.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.16*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.17*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.18*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.19*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.20*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.21*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.22	Joint Venture Agreement dated as of March 18, 1996, between the Company and J.H. Xing	10-K	April 1, 1996	10.17

10.23	Sale and Leasing Agreement dated as of March 30, 2002, between Shanghai Kaihong Electronic Ltd. and Shanghai Ding Hong Electronics Company, Ltd.	10-Q	May 15, 2002	10.46

10.24	Lease Agreement dated as of March 30, 2002, between Shanghai Kaihong Electronic Company, Ltd. and Shanghai Ding Hong Electronic Equipment, Ltd.	10-Q	May 15, 2002	10.47

10.25	Lease Agreement dated as of September 30, 2003, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment, LTD.	10-Q	August 9, 2004	10.52

10.25.1	Supplementary to the Lease Agreement between Shanghai Kaihong Electronic Co. Ltd., and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.26	Amendment to the Sale and Lease Agreement, dated as of September 30, 2004, between Shanghai Ding Hong Electronic Equipment Ltd. and Shanghai Kai Hong Electronic Company, Limited	10-Q	August 9, 2004	10.56

10.27	Lease Agreement dated as of June 28, 2004, between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.27.1	Supplement to Lease Agreement dated January 1, 2007, for Disposal of Waste and Scraps, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.27.2	Supplementary Agreement dated December 31, 2007, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.28	Wafer Purchase Agreement dated January 10, 2006, between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.29	Supplementary to the Lease Agreement dated September 5, 2004, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.30	Supplementary to the Lease Agreement dated June 28, 2004, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.31	Agreement on Application, Construction and Transfer of Power Facilities dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd.	10-Q	May 10, 2006	10.16

10.32	Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.33	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.34	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.35	Factory Building Lease Agreement dated March 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.36	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.37	Distributorship Agreement dated November 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.38	Lease Facility Safety Management Agreement dated December 31, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.39	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2009	10.1

10.40	Consulting Agreement dated January 1, 2009, between the Company and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.41	Power Facility Construction Agreement dated October 29, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.42	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.43	Construction Project Contract effective December 31, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.43.2	Third Floor of the Accommodation Building Lease Agreement dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.44	Second Floor of the Accommodation Building Lease Agreement dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.45	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.46	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.47	Joint Venture Agreement effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.1

10.48	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.2

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.49	Second Amendment to the DSH #2 Building Lease Agreement dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.112

10.50	Power Facility Expansion Construction Contract dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.113

10.51	First Floor of the Accommodation Building Agreement dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.1

10.52	Third Floor of the Dormitory Building Lease Agreement dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.53	Third Supplemental Agreement to the Factory Building Lease Agreement dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	November 9, 2011	10.3

10.54	Supplement Agreement to the Power Facility Construction Application Agreement dated March 21, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	August 9, 2011	10.1

10.55	Plating Process Agreement dated December 31, 2007, among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.56	Construction Design Consulting Agreement dated April 1, 2011, between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 9, 2012	10.1

10.57	Second Supplementary Agreement dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.58	DSH #2 Building Lease Agreement dated as of January 28, 2013, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.59	Supplement Agreement to Lease Agreement dated September 2013, between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.60	Amendment to Dinghong Building Lease Agreements between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.2

10.61	Termination Agreement to Dinghong Male Dorm Building Lease Agreement between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.4

10.62	Termination Agreement to Dinghong Female Dorm Building Lease Agreement between Shanghai Kaihong Electronic Technology Co. Limited and Shanghai Dinghong Electronic Co. Ltd.	10-Q	November 6, 2018	10.5

10.63	Power Account Transfer Agreement between Shanghai Kaihong Technology Company Limited and Shanghai YuanHao Co.	10-Q	November 6, 2018	10.6

10.64	Construction Design Consulting Assignment Agreement Supplemental Agreement, between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 8, 2013	10.1

10.65	Procurement Agreement dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.66	Share Transfer Memorandum of Understanding dated June 18, 2013, among the Company, Chengdu Ya Guang Electronic Engineering Factory and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

10.67	Plating Process Agreement dated February 8, 2013, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 10, 2013	10.1

10.68	Equity Transfer Agreement dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.1

10.69	Equity Transfer Agreement Amendment dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.2

10.70	Fourth Supplemental Agreement to the Factory Building Lease Agreement dated April 23, 2014, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 9, 2014	10.3

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.71	Plating Processing Agreement dated February 28, 2014, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 9, 2014	10.4

10.72	Amended Consulting Agreement dated as of January 1, 2015, between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.73	Chemical Warehouse Lease Agreement dated November 1, 2014, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.74	Chemical Warehouse Lease Agreement dated September 22, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.1

10.75	Amendment to Yuanhao Building Lease Agreements between Shanghai Kaihong Technology Company Limited and Shanghai Yuanhao Electronic Co. Ltd	10-Q	November 6, 2018	10.3

10.76	Fifth Supplemental Facility Lease Agreement dated February 1, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.2

10.77	Property Lease Safety Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

10.78	Property Lease Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.2

10.79	2016 Amendment to Joint Venture Agreement effective as of December 7, 2016, between Diodes (Shanghai) Investment Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	December 13, 2016	99.1

10.80	Diodes Zetex Pension Scheme Recovery Plan dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.78

10.81	Diodes Zetex Pension Scheme Schedule of Contributions dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.79

10.82	Framework Agreement dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-K	February 27, 2017	10.80

10.83	Guarantee dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.5

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.84	Diodes Zetex Pension Scheme Information Protocol dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.85	Legal Charge dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.7

10.86	Credit Agreement dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.87	Amended and Restated Credit Agreement dated October 26, 2016, among the Company, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.87.1	Amendment No. 1 and Limited Waiver dated February 13, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	8-K	February 14, 2017	10.1

10.87.2	Amendment No. 2 dated August 24, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	10-K	February 20, 2018	10.80.2

10.88	Consent to Credit Agreement	10-Q	November 6, 2018	10.1

10.89	Consent and Amendment No. 3 to Amended and Restated Credit Agreement dated December 27, 2018, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 87 above)				X

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.				X

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com				X

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 21, 2019
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard D. White	February 21, 2019
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2019.

/s/ Keh-Shew Lu
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard D. White
RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ Raymond K. Y. Soong	/s/ Keh-Shew Lu
RAYMOND K. Y. SOONG	KEH-SHEW LU
Chairman of the Board of Directors	Director

/s/ C.H. Chen	/s/ Michael K. C. Tsai
C.H. CHEN	MICHAEL K.C. TSAI
Director	Director

/s/ Michael R. Giordano	/s/ Christina Wen-Chi Sung
MICHAEL R. GIORDANO	CHRISTINA WEN-CHI SUNG
Director	Director

/s/ Peter M. Menard
PETER M. MENARD
Director