Form 10-Q
period 2019-03-31
DIODES INC /DEL/
filed 2019-05-07
CIK 29002

NN

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission file number: 002-25577

DIODES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-2039518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4949 Hedgcoxe Road, Suite 200, Plano, Texas	75024
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.66 2/3	DIOD	The NASDAQ Stock Market LLC

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2019 was 50,613,957.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$301,167	$241,053
Short-term investments	6,751	7,499
Accounts receivable, net of allowances of $4,258 and $4,102 at March 31, 2019 and December 31, 2018, respectively	215,229	228,405
Inventories	216,569	215,435
Prepaid expenses and other	41,274	42,446
Total current assets	780,990	734,838
Property, plant and equipment, net	441,215	446,835
Deferred income tax	31,830	31,652
Goodwill	135,669	132,437
Intangible assets, net	133,506	137,935
Other	89,788	42,674
Total assets	$1,612,998	$1,526,371

Liabilities
Current liabilities:
Line of credit	$12,330	$10,254
Accounts payable	107,078	117,808
Accrued liabilities and other	86,880	82,605
Income tax payable	21,452	15,744
Current portion of long-term debt	28,403	27,613
Total current liabilities	256,143	254,024
Long-term debt, net of current portion	187,378	186,143
Deferred tax liabilities	18,003	17,993
Other long-term liabilities	134,176	90,779
Total liabilities	595,700	548,939

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 50,596,756 and 50,221,035, issued and outstanding at March 31, 2019 and December 31, 2018, respectively	34,704	34,454
Additional paid-in capital	410,163	399,915
Retained earnings	668,424	636,708
Treasury stock, at cost, 1,457,206 shares held at March 31, 2019 and December 31, 2018	(37,768)	(37,768)
Accumulated other comprehensive loss	(106,848)	(101,846)
Total stockholders' equity	968,675	931,463
Noncontrolling interest	48,623	45,969
Total equity	1,017,298	977,432
Total liabilities and stockholders' equity	$1,612,998	$1,526,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$302,293	$274,512
Cost of goods sold	189,882	175,917
Gross profit	112,411	98,595

Operating expenses
Selling, general and administrative	43,688	47,150
Research and development	22,170	20,200
Amortization of acquisition related intangible assets	4,484	4,767
Other operating income	(54)	(462)
Total operating expense	70,288	71,655

Income from operations	42,123	26,940

Other income (expense)
Interest income	875	514
Interest expense	(2,145)	(2,757)
Foreign currency loss, net	(64)	(3,029)
Other income	1,245	4,635
Total other expense	(89)	(637)

Income before income taxes and noncontrolling interest	42,034	26,303
Income tax provision	10,298	7,783
Net income	31,736	18,520
Less net (income) loss attributable to noncontrolling interest	(20)	6
Net income attributable to common stockholders	$31,716	$18,526

Earnings per share attributable to common stockholders:
Basic	$0.63	$0.38
Diluted	$0.62	$0.37
Number of shares used in earnings per share computation:
Basic	50,398	49,337
Diluted	51,462	50,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$31,736	$18,520
Unrealized (loss) gain on defined benefit plan, net of tax	(6,029)	435
Unrealized (loss) gain on swaps and collars, net of tax	(3,909)	2,348
Unrealized foreign currency gain, net of tax	4,936	15,856
Comprehensive income	26,734	37,159
Less: Comprehensive income attributable to noncontrolling interest	(20)	6
Total comprehensive income attributable to common stockholders	$26,714	$37,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
(Amounts in thousands)	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2017	50,587	$33,727	(1,457)	$(37,768)	$386,338	$532,687	$(83,480)	$831,504	$42,414	$873,918
Total comprehensive income	-	-	-	-	-	18,526	18,639	37,165	(6)	37,159
Noncontrolling interests	-	-	-	-	-	-	-	-	-	-
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(1,152)	(1,152)
Common stock issued for share-based plans	441	294	-	-	574	-	-	868	-	868
Share-based compensation	-	-	-	-	6,280	-	-	6,280	-	6,280
Tax related to net share settlement	-	-	-	-	(7,264)	-	-	(7,264)	-	(7,264)
Balance, March 31, 2018	51,028	$34,021	(1,457)	$(37,768)	$385,928	$551,213	$(64,841)	$868,553	$41,256	$909,809

Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	31,716	(5,002)	26,714	20	26,734
Noncontrolling interests	-	-	-	-	-	-	-	-	2,755	2,755
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(121)	(121)
Common stock issued for share-based plans	376	250	-	-	6,417	-	-	6,667	-	6,667
Share-based compensation	-	-	-	-	4,476	-	-	4,476	-	4,476
Tax related to net share settlement	-	-	-	-	(645)	-	-	(645)	-	(645)
Balance, March 31, 2019	52,054	$34,704	(1,457)	$(37,768)	$410,163	$668,424	$(106,848)	$968,675	$48,623	$1,017,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net cash flows provided by operating activities	$69,889	$53,959

Cash flows from investing activities
Purchases of property, plant and equipment	(18,639)	(31,636)
Purchases of short-term investments	(3,153)	(237)
Proceeds from maturity of short-term investments	3,982	1,027
Other	658	1,411
Net cash and cash equivalents used in investing activities	(17,152)	(29,435)

Cash flows from financing activities
Advances on lines of credit and short-term debt	3,568	3,414
Repayments of line of credit and short-term debt	(1,461)	-
Taxes paid related to net share settlement	(645)	(7,264)
Proceeds from long-term debt	85,000	91,000
Repayments of long-term debt	(83,089)	(137,482)
Net proceeds from issuance of common stock	6,667	866
Repayment of finance lease obligation	(293)	(603)
Other	(120)	227
Net cash and cash equivalents provided by (used in) financing activities	9,627	(49,842)

Effect of exchange rate changes on cash and cash equivalents	(1,890)	3,971
Change in cash and cash equivalents, including restricted cash	60,474	(21,347)
Cash and cash equivalents, beginning of period, including restricted cash	241,833	205,202
Cash and cash equivalents, end of period, including restricted cash	$302,307	$183,855

Supplemental Cash Flow Information
Interest paid during the period	$2,095	$2,790
Taxes paid during the period	$4,323	$4,139

Non-cash investing and financing activities:
Decrease in accounts payable related to the purchase of property, plant and equipment	$2,366	$6,917
Increase in dividend accrued for noncontrolling interest	$-	$(1,000)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended
	March 31,
	2019	2018
Current assets:
Cash and cash equivalents	$301,167	$182,411
Restricted cash (included in other current assets)	1,140	1,444
Total cash, cash equivalents and restricted cash	$302,307	$183,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation, Recently Issued Accounting Pronouncements and Updates to Accounting Policies and Estimates

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”) (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales offices are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Oldham, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Oldham and Shanghai, China and Greenock, Scotland. We have assembly and test facilities located in Shanghai, Jinan and Chengdu, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, research and development, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Oldham; Shanghai; Shenzhen and Yangzhou, China; Seongnam-si, South Korea; Munich, Germany; and Tokyo, Japan, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2018 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2019.

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

Dollar amounts and share amounts are presented in thousands, except per share amounts, unless otherwise noted. Certain prior year’s balances may have been reclassified to conform to the current financial statement presentation.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact on the Company’s financial statements:

Recently Adopted Standards

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) – In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases and requires, among other things, lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective transition approach, under which financial results reported in periods prior to 2018 are unchanged. We elected the following allowed practical expedients as permitted under the transition guidance within the new standard:

•	Not record leases with an initial term of 12 months on the balance sheet;

•	Not separate non-lease components of leases from the lease components; and
•	Not reassess (1) the definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition.

Upon adoption of ASU 2016-02, the Company recorded ROU assets of $68.3 million, including land-use rights of $17.1 million previously recorded in other assets and $2.5 million previously recorded in property, plant and equipment and ROU liabilities of $50.4 million. For additional information related to the Company’s leases, see Note 10.

ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") - In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 was effective for the Company on January 1, 2019. The adoption of this standard did not have a material effect on our condensed consolidated financial statements or disclosures.

ASU No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) -In August 2017, the FASB issued ASU No. 2017-12 to better align hedge accounting with risk management strategies, and as a result, more hedging strategies will be eligible for hedge accounting. Public business entities will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge’s effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The amendments are effective for fiscal years beginning after December 15, 2018 and the Company adopted the new standard January 1, 2019. The new standard had no impact on the Company’s financial statements.

On January 1, 2019, the Company adopted ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to the currently permissible benchmark interest rates. This ASU provides the Company the ability to utilize the OIS rate based on SOFR as the benchmark interest rate on certain hedges of interest rate risk. The new standard had no impact on the Company’s financial statements.

Standards Effective in Future Years

The FASB has issued the following relevant standards, effective in future years, which are not expected to have a material impact on our consolidated condensed financial statements:

Standard No.	Standard Name	Standard Effective Date
2018-13	Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	January 1, 2020
2018-14	Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	January 1, 2020

In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

All other issued and not yet effective accounting standards are not expected to be relevant to the Company.

Updates to Accounting Policies and Estimates

Leases

The Company determines if an arrangement is a lease at inception. ROU assets are included in Other assets in the Company’s condensed consolidated balance sheets. Current ROU liabilities are included in Accrued liabilities and other and long-term ROU liabilities are included in Other long-term liabilities, in our condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. To determine the present value of the lease payments, we estimate our incremental borrowing rate based on information available at the lease commencement date.

The Company’s lease term includes options to extend the lease when it is reasonably certain that it will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet. Our leases typically do not contain any residual value guarantees.  For real estate, we account for the lease and non-lease components as a single lease component.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.  During the three months ended March 31, 2019 and 2018 we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2019	2018
Earnings (numerator)
Net income attributable to common stockholders	$31,716	$18,526

Shares (denominator)
Weighted average common shares outstanding (basic)	50,398	49,337
Dilutive effect of stock options and stock awards outstanding	1,064	1,285
Adjusted weighted average common shares outstanding (diluted)	51,462	50,622

Earnings per share attributable to common stockholders
Basic	$0.63	$0.38
Diluted	$0.62	$0.37

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	58	6

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	March 31, 2019	December 31, 2018
Finished goods	$55,493	$59,244
Work-in-progress	64,243	59,166
Raw materials	96,833	97,025
Total	$216,569	$215,435

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2018	$132,437
Acquisition	2,570
Foreign currency translation adjustment	662
Balance at March 31, 2019	$135,669

The increase in goodwill is related to the preliminary purchase price accounting allocation of an investment in Canyon Semiconductor. This amount possibly will be changed when the purchase price allocation becomes final later in 2019.

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2019	2018
Intangible assets subject to amortization:
Gross carrying amount	$243,447	$238,867
Accumulated amortization	(110,894)	(106,410)
Foreign currency translation adjustment	(8,270)	(8,281)
Total	124,283	124,176
Intangible assets with indefinite lives:
Gross carrying amount	10,303	14,883
Foreign currency translation adjustment	(1,080)	(1,124)
Total	9,223	13,759
Total intangible assets, net	$133,506	$137,935

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2019	2018
Three months ended March 31	$4,484	$4,767

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2019	2018
Domestic pre-tax loss	$12,486	$(9,372)
Foreign pre-tax income	$29,548	$35,675
Income tax provision	$10,298	$7,783
Effective tax rate	24.5%	29.6%
Impact of tax holidays on tax expense	$277	$(812)
Earnings per share impact of tax holidays:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

              The decrease in the effective tax rate for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018, is primarily attributable to an increase in estimated full year global pretax book income and a net decrease in unfavorable U.S. permanent differences.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

 We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008, or for the 2010 and 2011 tax years. We are no longer subject to China income tax examinations by tax authorities for tax years before 2008. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2013. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense.  As of March 31, 2019, the gross amount of unrecognized tax benefits was approximately $34.0   million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended
	March 31,
	2019	2018
Cost of goods sold	$125	$90
Selling, general and administrative	3,637	5,454
Research and development	715	736
Total share-based compensation expense	$4,477	$6,280

The table below sets forth share-based compensation expense by type:

	Three Months Ended
	March 31,
	2019	2018
Stock options	$-	$191
Share grants	4,477	6,089
Total share-based compensation expense	$4,477	$6,280

Stock Options. Approximately $6.7 million in cash proceeds was received from stock option exercises during the three months ended March 31, 2019.

As of March 31, 2019, we had no unrecognized share-based compensation expense related to unvested stock options.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance-based and time-based that vest upon achievement of certain performance criteria over time.

As of March 31, 2019, total unrecognized share-based compensation expense related to share grants was approximately $40.1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE 7 – Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe.  During the three months ended March 31, 2019, no customer accounted for 10% or more or our net sales.  During the three months ended March 31, 2018, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for 10.3% or $28.4 million of our net sales. This customer did not account for 10% or   greater of our outstanding accounts receivable at March 31, 2018.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended
March 31, 2019	Asia	North America	Europe	Consolidated
Total sales	$273,900	$101,280	$51,052	$426,232
Intercompany elimination	(73,597)	(37,916)	(12,426)	(123,939)
Net sales	$200,303	$63,364	$38,626	$302,293

Three Months Ended
March 31, 2018	Asia	North America	Europe	Consolidated
Total sales	$244,530	$26,836	$49,998	$321,364
Intercompany elimination	(31,827)	(1,145)	(13,880)	(46,852)
Net sales	$212,703	$25,691	$36,118	$274,512

Disaggregation of Net sales. We disaggregate net sales from contracts with customers into direct sales and distribution sales (“Distributors”) and by geographic area. Direct sales customers consist of those customers using our product in their manufacturing process, and Distributors are those customers who resell our products to third parties. We sell our products to customers in multiple areas of the world including Asia, Europe, and North America. Across these regions, we sell products to end users in a variety of markets such as consumer electronics, computing, communications, industrial and automotive. Further, most of our contracts are fixed-price arrangements, and are short term in nature, ranging from days to several months.

The tables below set forth the amount of net sales by type (direct sales or Distributor) and the location of the customer based on the location to where the products were shipped for the three months ended March 31, 2019 and 2018:

	Net Sales for the Three Months Ended March 31,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	$52,224	$49,325	$99,325	$98,866
U.S.	3,233	3,685	30,498	21,100
Korea	5,138	4,077	8,160	8,885
Germany	3,028	3,105	17,516	21,605
Singapore	212	288	15,936	15,830
Taiwan	483	856	22,664	19,193
All others (1)	22,258	15,320	21,618	12,377
Total	$86,576	$76,656	$215,717	$197,856

	Percent of Net Sales by Type for the Three Months Ended March 31,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	60%	64%	46%	50%
U.S.	4%	5%	14%	11%
Korea	6%	5%	4%	4%
Germany	4%	4%	8%	11%
Singapore	—	—	7%	8%
Taiwan	1%	1%	11%	10%
All others (1)	25%	21%	10%	6%
Total	100%	100%	100%	100%

	Total Net Sales for the Three Months Ended March 31,
	Dollars		Percent of Net Sales
	2019	2018	2019	2018
China	$151,549	$148,191	50%	54%
U.S.	33,731	24,785	11%	9%
Korea	13,298	12,962	4%	5%
Germany	20,544	24,710	7%	9%
Singapore	16,148	16,118	5%	6%
Taiwan	23,147	20,049	8%	7%
All others (1)	43,876	27,697	15%	10%
Total	$302,293	$274,512	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of March 31, 2019, we had approximately $36.3 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of March 31, 2019, we also had a commitment to purchase approximately $103.0 million of wafers to be used in our manufacturing process.  These wafer purchases will occur during 2019 and 2020.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of March 31, 2019, the unfunded liability for this defined benefit plan was approximately $29.8 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GBP 2 million (approximately $2.6 million based on a GBP: USD exchange rate of 1.3:1).  The trustees are required to review the funding position every three years, and the most recent review was carried out in April 2019.  We should receive the outcome of the April 2019 review during June 2019. The outcome of future reviews can result in a change in the amount of the payment.

Contingencies – From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our consolidated financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business and operating results for the period in which the ruling occurs or future periods.  Based on information available, we evaluate the likelihood of potential outcomes of all pending disputes. We record an appropriate liability when the amount of any liability associated with a pending dispute is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.  The Company is not currently a party to any pending litigation that the Company considers material.

Note 9 – Derivative Financial Instruments

We use derivative instruments to manage risks related to foreign currencies, interest rates and the net investment risk in our foreign subsidiaries. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment.

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At March 31, 2019, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  The fair value of these instruments approximates zero.

The table below sets forth outstanding foreign currency forward contracts at March 31, 2019 and December 31, 2018:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$1,014	March 2019	May 2019	EUR/GPB	0.8637	Non-designated
3,014	March 2019	May 2019	EUR/USD	1.1271	Non-designated
8,241	March 2019	May 2019	GBP/USD	1.3038	Non-designated
30,670	March 2019	May 2019	USD/CNY	6.7339	Non-designated
617	March 2019	May 2019	USD/JPY	110.533	Non-designated
66,480	March 2019	May 2019	USD/TWD	30.78	Non-designated
500	January 2019	October 2019	USD/TWD	30.635	Non-designated
500	January 2019	January 2020	USD/TWD	30.635	Non-designated
500	January 2019	November 2019	USD/TWD	30.705	Non-designated
$111,536
Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$1,221	December 2018	February 2019	EUR/GBP	0.8981	Non-designated
12,538	December 2018	February 2019	EUR/USD	1.1479	Non-designated
8,463	December 2018	February 2019	GBP/USD	1.2785	Non-designated
44,946	December 2018	February 2019	USD/CNY	6.8738	Non-designated
844	December 2018	February 2019	USD/JPY	110.14	Non-designated
54,041	December 2018	February 2019	USD/TWD	30.559	Non-designated
300	December 2018	January 2019	USD/TWD	30.669	Non-designated
$122,353
* EUR = Euro
GBP = British Pound Sterling
USD = United States Dollar
CNY = Chinese Yuan Renminbi
JPY = Japan Yen
TWD = Taiwan dollar

Hedges of Interest Rate and Net Investment Risk - The Company’s objective in using interest rate swaps and collars is to minimize the risks associated with its floating rate debt. The Company makes use of cross currency swaps to decrease the foreign exchange risk inherent in the Company’s investment in its foreign subsidiaries. To accomplish these objectives, the Company uses the instruments detailed in the table below, measured in U.S. dollar equivalents:

	Number of Instruments		Notional Amount
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest rate swaps and collars	12	12	$210,000	$210,000
Cross currency swaps:
GBP	1	-	112,753	-
EUR	1	-	21,060	-

The table below sets forth the fair value of the Company’s derivative financial instruments, excluding adjustments for performance risk, if any, as well as their classification on our condensed consolidated balance sheets:

	Other Current Assets		Other Assets		Other Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest rate swaps and collars	$1,617	$1,936	$1,472	$2,795	$-	$-
Cross currency swaps	-	-	859	-	3,129	-

The tables below sets forth the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments
	March 31,			March 31,			March 31,
	2019	2018		2019	2018		2019	2018
Three Months Ended
Interest rate swaps and collars	$(1,090)	$2,404	Interest expense	$(469)	$52	N/A	$-	$-
Cross currency swaps	(2,350)	-	N/A	-	-	Interest Income	455	-

We estimate that $1.6 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of March 31, 2019 will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three months ended March 31, 2019 or 2018.

	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income
Derivative Instruments Not Designated as Hedging Instruments

	March 31,
	2019	2018
Three Months Ended
Foreign currency forward contracts	$430	$1,394	Foreign currency loss, net

    As of March 31, 2019 and December 31, 2018, the Company had not posted any collateral related to these agreements.

NOTE 10 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

Three Months Ended
March 31, 2019
Operating lease expense	$3,704
Finance lease expense:
Amortization of assets	244
Interest on lease liabilities	15
Short-term lease expense	36
Variable lease expense	618
Total lease expense	$4,617

The table below sets forth supplemental balance sheet information related to leases:

March 31, 2019
Operating leases:
Operating lease ROU assets	$64,277

Current operating lease liabilities	11,738
Noncurrent operating lease liabilities	34,817
Total operating lease liabilities	$46,555

Finance leases:
Finance lease ROU assets	$3,395
Accumulated amortization	(1,191)
Finance lease ROU assets, net	$2,204

Current finance lease liabilities	$1,012
Non-current finance lease liabilities	818
Total finance lease obligations	$1,830

Weighted average remaining lease term (in years):
Operating leases	5.0
Finance leases	1.9

Weighted average discount rate:
Operating leases	3.8%
Finance leases	3.7%

The table below sets forth supplemental cash flow and other information related to leases:

Three Months Ended
March 31, 2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$4,277
Operating cash outflows from finance leases	15
Financing cash outflow from finance leases	293

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	86

The table below sets forth information about lease liability maturities:

	March 31, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$10,079	$821
2020	12,756	922
2021	8,765	139
2022	7,486	–
2023	4,662	–
2024	2,491	–
2025 and thereafter	5,028	–
Total lease payments	51,267	1,882
Less: imputed interest	(4,712)	(52)
Total lease obligations	46,555	1,830
Less: current obligations	(11,738)	(1,012)
Long-term lease obligations	$34,817	$818

NOTE 11 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2019 and December 31, 2018, these investments totaled approximately $10.1 million and $10.6 million, respectively. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 12 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15% of our outstanding Common Stock as of March 31, 2019, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.  We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay fees for plating and rental services and consulting to Keylink. The aggregate amounts paid to Keylink for the three months ended March 31, 2019 and 2018 were approximately $3.9 million and $4.5 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”)

is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd., a frequency control product manufacturing company in which we have made an equity investment and account for that investment using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended
	March 31,
	2019	2018
LSC
Net sales	$188	$258
Purchases	$4,412	$6,468

Nuvoton
Purchases	$1,267	$3,054

Keylink
Net sales	$2,815	$1,821
Purchases	$605	$858

JCP
Purchases	$160	$190

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31,	December 31,
	2019	2018
LSC
Accounts receivable	$188	$286
Accounts payable	$2,923	$2,696
Keylink
Accounts receivable	$4,583	$6,264
Accounts payable	$3,796	$4,656
Nuvoton
Accounts payable	$313	$1,939
JCP
Accounts payable	$178	$151

Note 13 – Subsequent Event

On April 1, 2019, the Company closed the previously announced acquisition of Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 21, 2019.

Overview

We are a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. For detailed information, see Note 1 – Nature of Operations, Basis of Presentation, Recently Issued Accounting Pronouncements and Updates to Accounting Policies and Estimates, included in the condensed consolidated financial statements in Item 1 above.  Our products are sold primarily throughout Asia, North America and Europe. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, provides us with a meaningful competitive advantage relative to other semiconductor companies.

Factors Relevant to Our Results of Operations for the Three Months Ended March 31, 2019

•

During the first quarter of 2019, net sales were $302.3 million, an increase of 10.1% from the $274.5 million in the first quarter of 2018 due to continued market share gains, and a decrease of 3.9% from the $314.4 million in the fourth quarter of 2018;

•	Gross profit was $112.4 million, compared to $98.6 million of gross profit in the first quarter of 2018 and $114.2 million in the fourth quarter of 2018;
•	Gross profit margin was 37.2%, compared to gross profit margin of 35.9% in the first quarter of 2018 and 36.3% in the fourth quarter of 2018;
•

Net income was a record $31.7 million, or $0.62 per diluted share, compared to net income of $18.5 million, or $0.37 per diluted share, in the first quarter of 2018 and net income of $29.5 million, or $0.58 per diluted share, in the fourth quarter 2018; and

•	Cash flow from operations was $69.9 million and net cash flow was $60.4 million, which includes $18.6 million of capital expenditures.

Recent Developments

April 1, 2019, we announced the closing of the previously announced agreement to acquire Texas Instruments’ (“TI”) wafer fabrication facility and operation located in Greenock, Scotland (“GFAB”). We are in the process of installing Diodes’ processes to fully use the additional 8” capacity and capability of GFAB, which we believe will support our growth expansion initiatives and future cost reduction initiatives.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table sets forth the percentage that certain items in the consolidated statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended March 31,
	2019	2018
Net sales	100%	100%
Cost of goods sold	(63)	(64)
Gross profit	37	36
Total operating expense	23	26
Income from operations	14	10
Total other expense	-	-
Income before income taxes and noncontrolling interest	14	10
Income tax provision	(3)	(3)
Net income	11	7
Net income attributable to common stockholders	11	7

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)	% Change
Net sales	$302,293	$274,512	$27,781	10.1%
Cost of goods sold	189,882	175,917	13,965	7.9%
Gross profit	112,411	98,595	13,816	14.0%
Total operating expense	70,288	71,655	(1,367)	(1.9%)
Interest income	875	514	361	70.2%
Interest expense	(2,145)	(2,757)	(612)	(22.2%)
Foreign currency loss, net	(64)	(3,029)	(2,965)	(97.9%)
Other income	1,245	4,635	(3,390)	(73.1%)
Income tax provision	10,298	7,783	2,515	32.3%

Net sales increased approximately $27.8 million for the three months ended March 31, 2019, compared to the same period last year due to continued market share gains.  We experienced record net sales in Europe and record net sales in both the automotive and industrial end markets.  Net sales in the automotive market increased 23% for the three months ended March 31, 2019, when compared to the same period of 2018.  For the three months ended March 31, 2019, combined net sales in the automotive and industrial markets represented 39% of total sales.  Excluding the frequency control business, our Pericom business reached record levels of net sales in the first three months of 2019.  In terms of our end markets, our net sales were 29% industrial, consumer and communications each 23%, computing 15% and automotive 10%,

Cost of goods sold increased approximately $14.0 million for the three months ended March 31, 2019, compared to the same period last year.  As a percent of sales, cost of goods sold was 62.8% for the three months ended March 31, 2019 compared to 64.1% for the same period last year. Average unit cost increased approximately 8% for the three months ended March 31, 2019, compared to the same period last year. For the three months ended March 31, 2019, gross profit increased approximately 14.0% when compared to the same period last year. Gross profit margin for the three month periods ended March 31, 2019 and 2018 was 37.2% and 35.9%, respectively. The increase in gross profit margin was related to higher revenue contribution from the automotive and industrial markets as well as serial-connectivity products, which typically have higher gross profit margins.

Operating expenses for the three months ended March 31, 2019, decreased approximately $1.4 million, or 1.9%, compared to the three months ended March 31, 2018. Selling, general and administrative expenses (“SG&A”) decreased approximately $3.5 million and research and development expenses (“R&D”) increased approximately $2.0 million. Amortization of acquisition related intangibles decreased $0.3 million. SG&A, as a percentage of sales, was 14.5% and 17.2% for the three months ended March 31, 2019 and 2018, respectively. R&D, as a percentage of sales, was 7.3% and 7.4% for the three months ended March 31, 2019 and 2018, respectively.

Interest income increased 70.2% for the three months ended March 31, 2019, compared to the same period last year, due to interest received on cross currency swaps.  Interest expense decreased 22.2% for the three months ended March 31, 2019, compared to the same period last year. The decrease in interest expense for the three months ended March 31, 2019 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings used to effect the Pericom acquisition in the fourth quarter of 2015. Foreign currency loss, net was a net loss of $0.06 million for the three months ended March 31, 2019, compared to a net loss of $3.1 million for the same period last year, reflecting the effectiveness of our currency hedges.

We recognized an income tax expense of approximately $10.3 million and $7.8 million for the three months ended March 31, 2019 and 2018, respectively. The increase in income taxes for 2019 compared to 2018 was primarily attributable to an increase in pre-tax book income, partially offset by a net decrease in unfavorable U.S. permanent differences.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $123.8 million. The amount available under the Asia credit facilities is reduced by current borrowings of $12.3 million and letters of credit of $0.4 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due quarterly on outstanding amounts under the credit lines. In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $4.3 million on a long-term basis in order to make an investment.  The $4.3 million loan matures in 2033, but will be increasing over time to as much as $19.7 million as the amount of investment grows.

Long-term debt

We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan.  The U.S. Credit Facility matures October 26, 2021.  The remaining portion of the term loan of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $6.3 million in the first three quarters of 2019 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may, from time to time, request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  The obligations of the Company and the other borrowers under the U.S. Credit Facility are secured by substantially all of the assets of the Company, including controlling interests in its first-tier subsidiaries, and by specified assets of certain of its subsidiaries.

The details of our borrowings outstanding as of March 31, 2019 are set forth in the table below:

Description	Amount outstanding	Interest Rate	Maturity Date
Short-term debt:
Foreign credit lines	$12,330	Libor or other similar indices + a specified margin	Various during 2019

Long-term debt
Notes payable to Taiwan Bank	4,336	1.3%	June 2033
U.S. Credit facility;
Revolving portion	94,500	Libor + a specified margin	October 2021
Term portion	118,250	Libor + a specified margin	October 2021
Total long-term debt	217,086
Less: Current portion of long-term debt	(28,403)
Less: Unamortized debt issuance costs	(1,305)
Total long-term debt, net of current portion	$187,378

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At March 31, 2019 and December 31, 2018, our working capital was $524.8 million and $480.8 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2019 and 2018 were $16.3 million and $24.7 million, respectively.  For the first three months of 2019 capital expenditures were approximately 5.4% of our net sales, which is in-line with our capital spending target range of 5% to 9% of net sales.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  As of March 31, 2019, our foreign subsidiaries held approximately $137.6 million of cash, cash equivalents and investments of which approximately $81.5 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held.  Of this total of $137.6 million, $70.5 million is held in China.

As of March 31, 2019, we had short-term investments totaling $6.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $62.3 million available for repurchase of outstanding Common Stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended March 31, 2019.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents increased from $241.1 million at December 31, 2018 to $301.2 million at March 31, 2019.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2019	2018	Change
Net cash flows provided by operating activities	$69,889	$53,959	$15,930
Net cash and cash equivalents used in investing activities	(17,152)	(29,435)	12,283
Net cash and cash equivalents provided by (used in) financing activities	9,627	(49,842)	59,469
Effect of exchange rate changes on cash and cash equivalents	(1,890)	3,971	(5,861)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$60,474	$(21,347)	$81,821

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2019 was $69.9 million.  Net cash flows provided by operating activities resulted from net income of $31.7 million, depreciation and amortization of intangible assets of $26.6 million, share-based compensation of $4.5 million and an increase in noncash working capital accounts of $7.3 million. Net cash flows from operating activities for the three months ended March 31, 2018 was $54.0 million.  Net cash flows provided by operating activities resulted from net income of $18.5 million, depreciation and amortization of $25.2 million, share-based compensation of $6.3 million and an increase in noncash working capital accounts of $5.5 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $17.2 million for the three months ended March 31, 2019. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $18.6 million during the three months ended March 31, 2019, partially offset by net proceeds received by the sale of short-term investments of $0.8 million. Net cash and cash equivalents used in investing activities was $29.4 million for the three months ended March 31, 2018. Net cash and cash equivalents used in investing activities for the three months ended March 31, 2018, was primarily due to the purchase of property, plant and equipment of $31.6 million, partially offset by $1.0 million of proceeds received upon the maturity of short-term investments.

Financing Activities

Net cash and cash equivalents provided by financing activities was $9.6 million for the three months ended March 31, 2019. Net cash and cash equivalents provided in the three months ended March 31, 2019 consisted primarily of proceeds from the issuance of Common Stock related to stock option exercises of $6.7 million and increases under our line of credit and short-term debt of $3.6 million.  Net cash and cash equivalents used in financing activities was $49.8 million for the three months ended March 31, 2018. Net cash and cash equivalents used in 2018 consisted primarily of repayments of long-term debt, net of $46.5 million and taxes paid on net share settlement of $7.3 million, partially offset by proceeds from short-term line of credit of $3.4 million.

Use of Derivative Instruments and Hedging

We use interest rate swaps, foreign exchange forward contracts and cross currency swaps to provide a level of protection against interest rate risks and foreign exchange exposure.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure and to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  The fair value of our foreign exchange hedges approximates zero.

Net Investment Hedges

We use cross currency swaps to hedge our foreign exchange exposure related to our investment in our foreign subsidiaries.  These instruments are subject to market fluctuations due to changes in foreign exchange rates and at times may be in a loss position.  Market fluctuations are recorded to other comprehensive income/loss since these instruments are subject to hedge accounting. If these instruments are in a loss position at maturity, or if we decided to exit these instruments at a loss position, we would have to make a cash payment in the amount of the loss position.

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

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 19, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Nature of Operations, Basis of Presentation, Recently Issued Accounting Pronouncements and Updates to Accounting Policies and Estimates. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Recently Issued Accounting Pronouncements

See Note 1 - Nature of Operations, Basis of Presentation, Recently Issued Accounting Pronouncements and Updates to Accounting Policies and Estimates, of the Notes to Condensed Consolidated Financial Statements, for detailed information regarding the status of recently issued accounting pronouncements.

Available Information

Our Internet address is http://www.diodes.com.  Information included on, or accessible through, our website shall not be deemed to form a part of the Quarterly Report on Form 10-Q. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website also provides access to investor financial information, including SEC filings and press releases, as well as stock quotes and information on corporate governance compliance.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and

Section 21E of the Exchange Act of 1934. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the SEC from time to time, that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of March 31, 2019, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Consent to Credit Agreement (Portions of this Exhibit have been omitted)				X
10.2 +	Transition Agreement between Diodes Incorporated and Richard D. White	8-K	March 6, 2019	10.1
10.3 +	Amended transition agreement between Diodes Incorporated and Richard D. White	8-K/A	April 1,2019	10.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

+      Constitute management contracts, or compensatory plans or arrangements that are required to be file pursuant to Item 606 of Regulation S-K.

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

DIODES INCORPORATED
(Registrant)

May 7, 2019	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2019	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)