Form 10-Q
period 2019-06-30
DIODES INC /DEL/
filed 2019-08-05
CIK 29002

wNN

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2019 was 50,996,162.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$235,352	$241,053
Short-term investments	6,604	7,499
Accounts receivable, net of allowances of $4,230 and $4,102 at June 30, 2019 and December 31, 2018, respectively	240,056	228,405
Inventories	222,969	215,435
Assets held for sale	4,947	-
Prepaid expenses and other	46,726	42,446
Total current assets	756,654	734,838
Property, plant and equipment, net	470,690	446,835
Deferred income tax	28,751	31,652
Goodwill	138,772	132,437
Intangible assets, net	130,035	137,935
Other	89,257	42,674
Total assets	$1,614,159	$1,526,371

Liabilities
Current liabilities:
Line of credit	$15,454	$10,254
Accounts payable	110,521	117,808
Accrued liabilities and other	102,679	82,605
Income tax payable	16,769	15,744
Current portion of long-term debt	29,988	27,613
Total current liabilities	275,411	254,024
Long-term debt, net of current portion	141,919	186,143
Deferred tax liabilities	19,048	17,993
Other long-term liabilities	126,629	90,779
Total liabilities	563,007	548,939

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 50,744,888 and 50,221,035, issued and outstanding at June 30, 2019 and December 31, 2018, respectively	34,803	34,454
Additional paid-in capital	414,451	399,915
Retained earnings	704,708	636,708
Treasury stock, at cost, 1,457,206 shares held at June 30, 2019 and December 31, 2018	(37,768)	(37,768)
Accumulated other comprehensive loss	(112,225)	(101,846)
Total stockholders' equity	1,003,969	931,463
Noncontrolling interest	47,183	45,969
Total equity	1,051,152	977,432
Total liabilities and stockholders' equity	$1,614,159	$1,526,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$322,006	$304,085	$624,299	$578,597
Cost of goods sold	200,018	196,817	389,900	372,734
Gross profit	121,988	107,268	234,399	205,863

Operating expenses
Selling, general and administrative	47,333	42,153	91,021	89,303
Research and development	21,707	22,050	43,877	42,250
Amortization of acquisition related intangible assets	4,536	4,678	9,020	9,445
Other operating (income) expense	(104)	543	(158)	81
Total operating expense	73,472	69,424	143,760	141,079

Income from operations	48,516	37,844	90,639	64,784

Other income (expense)
Interest income	633	443	1,508	957
Interest expense	(2,011)	(2,544)	(4,156)	(5,301)
Foreign currency (loss) gain, net	(496)	300	(560)	(2,729)
Other income	1,235	377	2,480	5,012
Total other expense	(639)	(1,424)	(728)	(2,061)

Income before income taxes and noncontrolling interest	47,877	36,420	89,911	62,723
Income tax provision	11,174	10,753	21,472	18,536
Net income	36,703	25,667	68,439	44,187
Less net (income) attributable to noncontrolling interest	(419)	(599)	(439)	(593)
Net income attributable to common stockholders	$36,284	$25,068	$68,000	$43,594

Earnings per share attributable to common stockholders:
Basic	$0.72	$0.50	$1.35	$0.88
Diluted	$0.70	$0.49	$1.32	$0.86
Number of shares used in earnings per share computation:
Basic	50,658	49,680	50,529	49,509
Diluted	51,620	50,792	51,566	50,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$36,703	$25,667	$68,439	$44,187
Unrealized gain (loss) on defined benefit plan, net of tax	1,020	7,266	(5,009)	7,701
Unrealized (loss) gain on swaps and collars, net of tax	503	927	(3,406)	3,275
Unrealized foreign currency loss, net of tax	(6,900)	(24,985)	(1,964)	(9,130)
Comprehensive income	31,326	8,875	58,060	46,033
Less: Comprehensive income attributable to noncontrolling interest	(419)	(599)	(439)	(593)
Total comprehensive income attributable to common stockholders	$30,907	$8,276	$57,621	$45,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2017	50,587	$33,727	(1,457)	$(37,768)	$386,338	$532,687	$(83,480)	$831,504	$42,414	$873,918
Total comprehensive income	-	-	-	-	-	43,593	1,847	45,440	593	46,033
Noncontrolling interests	-	-	-	-	-	-	-	-	-	-
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,607)	(2,607)
Common stock issued for share-based plans	716	477	-	-	2,532	-	-	3,009	-	3,009
Share-based compensation	-	-	-	-	11,079	-	-	11,079	-	11,079
Tax related to net share settlement	-	-	-	-	(8,617)	-	-	(8,617)	-	(8,617)
Balance, June 30, 2018	51,303	$34,204	(1,457)	$(37,768)	$391,332	$576,280	$(81,633)	$882,415	$40,400	$922,815

Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	68,000	(10,379)	57,621	439	58,060
Noncontrolling interests	-	-	-	-	-	-	-	-	3,343	3,343
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,568)	(2,568)
Common stock issued for share-based plans	524	349	-	-	6,356	-	-	6,705	-	6,705
Share-based compensation	-	-	-	-	9,775	-	-	9,775	-	9,775
Tax related to net share settlement	-	-	-	-	(1,595)	-	-	(1,595)	-	(1,595)
Balance, June 30, 2019	52,202	$34,803	(1,457)	$(37,768)	$414,451	$704,708	$(112,225)	$1,003,969	$47,183	$1,051,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Net cash flows provided by operating activities	$110,488	$88,381

Cash flows from investing activities
Acquisitions, net of cash received	(33,029)	-
Purchases of property, plant and equipment	(50,698)	(52,990)
Purchases of short-term investments	(9,000)	(10,171)
Proceeds from maturity of short-term investments	9,843	7,289
Other	367	2,245
Net cash and cash equivalents used in investing activities	(82,517)	(53,627)

Cash flows from financing activities
Advances on lines of credit and short-term debt	6,769	3,414
Repayments of line of credit and short-term debt	(1,461)	-
Taxes paid related to net share settlement	(1,595)	(8,617)
Proceeds from long-term debt	161,237	189,656
Repayments of long-term debt	(203,385)	(272,170)
Net proceeds from issuance of common stock	6,706	3,009
Repayment of and proceeds from finance lease obligation	(588)	1,775
Dividend distribution to noncontrolling interests	(1,180)	(1,151)
Other	542	654
Net cash and cash equivalents used in financing activities	(32,955)	(83,430)

Effect of exchange rate changes on cash and cash equivalents	(35)	(2,753)
Change in cash and cash equivalents, including restricted cash	(5,019)	(51,429)
Cash and cash equivalents, beginning of period, including restricted cash	241,833	205,202
Cash and cash equivalents, end of period, including restricted cash	$236,814	$153,773

Supplemental Cash Flow Information
Interest paid during the period	$4,107	$5,334
Taxes paid during the period	$23,199	$16,643

Non-cash investing and financing activities:
(Increase) decrease in accounts payable related to the purchase of property, plant and equipment	$(2,038)	$5,452
Increase in dividend accrued for noncontrolling interest	$(1,400)	$(1,427)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Six Months Ended
	June 30,
	2019	2018
Current assets:
Cash and cash equivalents	$235,352	$152,403
Restricted cash (included in other current assets)	1,462	1,370
Total cash, cash equivalents and restricted cash	$236,814	$153,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation, Recently Issued Accounting Pronouncements and Updates to Accounting Policies and Estimates

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”) (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. We also have timing, connectivity, switching, and signal integrity solutions for high-speed signals. Our corporate headquarters and Americas’ sales offices are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Oldham, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Oldham and Shanghai, China and Greenock, Scotland. We have assembly and test facilities located in Shanghai, Jinan and Chengdu, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, research and development, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Oldham; Shanghai; Shenzhen and Yangzhou, China; Seongnam-si, South Korea; Munich, Germany; and Tokyo, Japan, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2018 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2019.

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

ASU No. 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) -In August 2017, the FASB issued ASU No. 2017-12 to better align hedge accounting with risk management strategies, and as a result, more hedging strategies will be eligible for hedge accounting. Public business entities will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge’s effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The amendments are effective for fiscal years beginning after December 15, 2018, and the Company adopted the new standard January 1, 2019. The new standard had no impact on the Company’s financial statements.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.  During the three and six months ended June 30, 2019 and 2018 we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings (numerator)
Net income attributable to common stockholders	$36,284	$25,068	$68,000	$43,594

Shares (denominator)
Weighted average common shares outstanding (basic)	50,658	49,680	50,529	49,509
Dilutive effect of stock options and stock awards outstanding	962	1,112	1,037	1,218
Adjusted weighted average common shares outstanding (diluted)	51,620	50,792	51,566	50,727

Earnings per share attributable to common stockholders
Basic	$0.72	$0.50	$1.35	$0.88
Diluted	$0.70	$0.49	$1.32	$0.86

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	131	24	95	13

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	June 30, 2019	December 31, 2018
Finished goods	$56,939	$59,244
Work-in-progress	67,352	59,166
Raw materials	98,678	97,025
Total	$222,969	$215,435

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2018	$132,437
Acquisitions:
Wafer fabrication facility in Greenock, Scotland (a)	931
Canyon investment (b)	1,443
ERIS investment in Yea-Shin (c)	4,320
Foreign currency translation adjustment	(359)
Balance at June 30, 2019	$138,772

The increase in goodwill is related to:

(a)  The Company’s acquisition accounting for the purchase of a wafer fabrication facility in Greenock, Scotland, (“GFAB”).  (See Note 13 for additional information).

(b)  The acquisition accounting for the Company’s investment of $3.4 million in Canyon Semiconductor.  This investment brings our ownership of Canyon to 51%.  During the second quarter of 2019, as a measurement period adjustment, we reduced the amount of goodwill approximately $1.1 million. This reduction in goodwill was related to finalization of the non-controlling interest value. The acquisition accounting is not final as deferred taxes are being finalized.  We expect the acquisition accounting to be finalized in the third quarter of 2019.

(c)  The acquisition accounting related to Eris’ investment of approximately $6.4 million in Yea-Shin Technology Corporation.  During the second quarter of 2019, as a measurement period adjustment, we increased goodwill approximately $4.3 million, related to finalization of deferred taxes. The Company owns approximately 51% of Eris and Eris owns approximately 60% of Yea-Shin.

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2019	2018
Intangible assets subject to amortization:
Gross carrying amount	$244,554	$238,867
Accumulated amortization	(115,430)	(106,410)
Foreign currency translation adjustment	(8,262)	(8,281)
Total	120,862	124,176
Intangible assets with indefinite lives:
Gross carrying amount	10,303	14,883
Foreign currency translation adjustment	(1,130)	(1,124)
Total	9,173	13,759
Total intangible assets, net	$130,035	$137,935

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2019	2018
Three months ended June 30	$4,536	$4,678
Six months ended June 30	$9,020	$9,445

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Domestic pre-tax income (loss)	$8,064	$5,350	$20,550	$(4,022)
Foreign pre-tax income	$39,813	$31,070	$69,361	$66,745
Income tax provision	$11,174	$10,753	$21,472	$18,536
Effective tax rate	23.3%	29.5%	23.9%	29.6%
Impact of tax holidays on tax expense	$572	$70	$849	$(742)
Earnings per share impact of tax holidays:
Basic	$(0.01)	$-	$(0.02)	$0.01
Diluted	$(0.01)	$-	$(0.02)	$0.01

The decrease in the effective tax rate for the three and six months ended June 30, 2019 when compared to the three and six months ended June 30, 2018, is primarily attributable to an increase in estimated full year global pretax book income and a net decrease in unfavorable U.S. permanent differences.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008, or for the 2010 and 2011 tax years. We are no longer subject to China income tax examinations by tax authorities for tax years before 2009. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2013. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2019, the gross amount of unrecognized tax benefits was approximately $35.9   million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of goods sold	$259	$80	$384	$170
Selling, general and administrative	4,309	4,031	7,946	9,484
Research and development	730	689	1,445	1,426
Total share-based compensation expense	$5,298	$4,800	$9,775	$11,080

The table below sets forth share-based compensation expense by type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	$-	$84	$-	$275
Share grants	5,298	4,716	9,775	10,805
Total share-based compensation expense	$5,298	$4,800	$9,775	$11,080

Stock Options. Approximately $6.7 million in cash proceeds was received from stock option exercises during the six months ended June 30, 2019.

As of June 30, 2019, we had no unrecognized share-based compensation expense related to unvested stock options.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance-based and time-based that vest upon achievement of certain performance criteria over time.

As of June 30, 2019, total unrecognized share-based compensation expense related to share grants was approximately $38.9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 7 – Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe.  During the three months ended June 30, 2019 and 2018, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for 10% or $31.5 million and 10.9% or $33.3 million, respectively, of our net sales.  During the six months ended June 30, 2018, the same customer accounted for 10.7% or $61.7 million of our net sales. This customer did not account for 10% or greater of our outstanding accounts receivable at June 30, 2019 or 2018.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended June 30, 2019	Asia	North America	Europe	Consolidated
Total sales	$319,740	$173,694	$66,124	$559,558
Intercompany elimination	(116,105)	(94,278)	(27,169)	(237,552)
Net sales	$203,635	$79,416	$38,955	$322,006

Three Months Ended June 30, 2018	Asia	North America	Europe	Consolidated
Total sales	$269,290	$38,392	$51,175	$358,857
Intercompany elimination	(33,813)	(6,358)	(14,601)	(54,772)
Net sales	$235,477	$32,034	$36,574	$304,085

As of and for the
Six Months Ended June 30, 2019	Asia	North America	Europe	Consolidated
Total sales	$593,640	$274,974	$117,176	$985,790
Intercompany elimination	(189,702)	(132,194)	(39,595)	(361,491)
Net sales	$403,938	$142,780	$77,581	$624,299

Property, plant and equipment, net	$399,378	$22,450	$48,862	$470,690
Total assets	$1,190,443	$235,248	$188,468	$1,614,159

As of and for the
Six Months Ended June 30, 2018	Asia	North America	Europe	Consolidated
Total sales	$513,820	$65,228	$101,173	$680,221
Intercompany elimination	(65,640)	(7,503)	(28,481)	(101,624)
Net sales	$448,180	$57,725	$72,692	$578,597

Property, plant and equipment, net	$410,207	$25,540	$24,490	$460,237
Total assets	$1,090,931	$155,395	$190,446	$1,436,772

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

The tables below set forth the amount of net sales by type (direct sales or Distributor) and the location of the customer based on the location where the products were shipped for the three and six months ended June 30, 2019 and 2018:

	Net Sales for the Three Months Ended June 30,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	$59,685	$54,747	$100,567	$111,818
U.S.	2,888	4,772	27,472	26,431
Korea	5,625	3,474	8,834	10,028
Germany	3,429	2,820	19,134	20,826
Singapore	154	624	14,920	19,571
Taiwan	675	922	20,907	15,828
All others (1)	36,257	16,663	21,459	15,561
Total	$108,713	$84,022	$213,293	$220,063

	Percent of Net Sales by Type for the Three Months Ended June 30,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	55%	65%	47%	51%
U.S.	3%	6%	13%	12%
Korea	5%	4%	4%	5%
Germany	3%	3%	9%	9%
Singapore	—	1%	7%	9%
Taiwan	1%	1%	10%	7%
All others (1)	33%	20%	10%	7%
Total	100%	100%	100%	100%

	Total Net Sales for the Three Months Ended June 30,
	Dollars		Percent of Net Sales
	2019	2018	2019	2018
China	$160,252	$166,565	50%	55%
U.S.	30,360	31,203	9%	10%
Korea	14,459	13,502	4%	4%
Germany	22,563	23,646	7%	8%
Singapore	15,074	20,195	5%	7%
Taiwan	21,582	16,750	7%	6%
All others (1)	57,716	32,224	18%	10%
Total	$322,006	$304,085	100%	100%

	Net Sales for the Six Months Ended June 30,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	$111,909	$104,072	$199,892	$210,684
U.S.	6,121	8,457	57,970	47,531
Korea	10,763	7,551	16,994	18,913
Germany	6,457	5,925	36,650	42,431
Singapore	366	912	30,856	35,401
Taiwan	1,158	1,778	43,571	35,021
All others (1)	58,515	31,984	43,077	27,937
Total	$195,289	$160,679	$429,010	$417,918

	Percent of Net Sales by Type for the Six Months Ended June 30,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	57%	65%	47%	50%
U.S.	3%	5%	14%	11%
Korea	6%	5%	4%	5%
Germany	3%	4%	9%	10%
Singapore	—	1%	7%	8%
Taiwan	1%	1%	10%	8%
All others (1)	30%	19%	9%	8%
Total	100%	100%	100%	100%

	Total Net Sales for the Six Months Ended June 30,
	Dollar		Percent of Net Sales
	2019	2018	2019	2018
China	$311,801	$314,756	50%	54%
U.S.	64,091	55,988	10%	10%
Korea	27,757	26,464	4%	5%
Germany	43,107	48,356	7%	8%
Singapore	31,222	36,313	5%	6%
Taiwan	44,729	36,799	7%	6%
All others (1)	101,592	59,921	17%	11%
Total	$624,299	$578,597	100%	100%

(1) Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of June 30, 2019, we had approximately $18.5 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of June 30, 2019, we also had a commitment to purchase approximately $83.7 million of wafers to be used in our manufacturing process.  These wafer purchases will occur during 2019 and 2020.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of June 30, 2019, the unfunded liability for this defined benefit plan was approximately $27.7 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GBP 2 million (approximately $2.6  million based on a GBP: USD exchange rate of 1.3:1).  The trustees are required to review the funding position every three years, and the most recent review was carried out in April 2019.  We anticipate receiving the outcome of the April 2019 review during the third quarter of 2019. The outcome of future reviews can result in a change in the amount of the payment.

Contingencies – From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any pending legal proceeding will not have any material adverse effect on our consolidated financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods.  Based on information available, we evaluate the likelihood of potential outcomes of all pending disputes. We record an appropriate liability when the amount of any liability associated with a pending dispute is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.  The Company is not currently a party to any pending litigation that the Company considers material.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At June 30, 2019, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  The fair value of these instruments approximates zero.

The table below sets forth outstanding foreign currency forward contracts at June 30, 2019 and December 31, 2018:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$1,983	June 2019	August 2019	EUR/GBP	0.896	Non-designated
5,072	June 2019	August 2019	EUR/USD	1.1415	Non-designated
7,819	June 2019	August 2019	GBP/USD	1.2725	Non-designated
38,834	June 2019	August 2019	USD/CNY	6.8648	Non-designated
1,022	June 2019	August 2019	USD/JPY	107.515	Non-designated
21,305	June 2019	August 2019	USD/TWD	30.899	Non-designated
500	January 2019	October 2019	USD/TWD	30.635	Non-designated
500	January 2019	January 2020	USD/TWD	30.635	Non-designated
500	January 2019	November 2019	USD/TWD	30.705	Non-designated
$77,535
Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$1,221	December 2018	February 2019	EUR/GBP	0.8981	Non-designated
12,538	December 2018	February 2019	EUR/USD	1.1479	Non-designated
8,463	December 2018	February 2019	GBP/USD	1.2785	Non-designated
44,946	December 2018	February 2019	USD/CNY	6.8738	Non-designated
844	December 2018	February 2019	USD/JPY	110.14	Non-designated
54,041	December 2018	February 2019	USD/TWD	30.559	Non-designated
300	December 2018	January 2019	USD/TWD	30.669	Non-designated
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

	Number of Instruments		Notional Amount
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate swaps and collars	12	12	$210,000	$210,000

The table below sets forth the fair value of the Company’s derivative financial instruments, excluding adjustments for performance risk, if any, as well as their classification on our condensed consolidated balance sheets:

	Other Current Assets		Other Assets		Other Current Liabilities		Other Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate swaps and collars	$643	$1,936	$96	$2,795	$23	$-	$207	$-

The tables below sets forth the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments
	June 30,			June 30,			June 30,
	2019	2018		2019	2018		2019	2018
Three Months Ended
Interest rate swaps and collars	$(1,920)	$1,103	Interest expense	$456	$175	N/A	-	-
Cross currency swaps	$2,052	$-	N/A	-	-	Interest income	$233	$-
Six Months Ended
Interest rate swaps and collars	$(3,010)	$3,507	Interest expense	$925	$227	N/A	-	-
Cross currency swaps	$(298)	$-	N/A	-	-	Interest income	$688	$-

We estimate that $0.6 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of June 30, 2019 will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three months ended June 30, 2019 or 2018.

	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income

Derivative Instruments Not Designated as Hedging Instruments
	June 30,
	2019	2018
Three Months Ended
Foreign currency forward contracts	$1,660	$(6,764)	Foreign currency loss, net
Six Months Ended
Foreign currency forward contracts	$(1,230)	$(5,370)	Foreign currency loss, net

As of June 30, 2019 and December 31, 2018, the Company had not posted any collateral related to these agreements.

NOTE 10 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$3,773	$7,477
Finance lease expense:
Amortization of assets	245	489
Interest on lease liabilities	13	28
Short-term lease expense	98	134
Variable lease expense	802	1,420
Total lease expense	$4,931	$9,548

The table below sets forth supplemental balance sheet information related to leases:

June 30, 2019
Operating leases:
Operating lease ROU assets	$63,919

Current operating lease liabilities	12,268
Noncurrent operating lease liabilities	33,506
Total operating lease liabilities	$45,774

Finance leases:
Finance lease ROU assets	$3,396
Accumulated amortization	(1,436)
Finance lease ROU assets, net	$1,960

Current finance lease liabilities	$941
Non-current finance lease liabilities	593
Total finance lease liabilities	$1,534

Weighted average remaining lease term (in years):
Operating leases	4.8
Finance leases	1.7

Weighted average discount rate:
Operating leases	3.8%
Finance leases	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

Six Months Ended
June 30, 2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$10,154
Operating cash outflows from finance leases	28
Financing cash outflow from finance leases	588

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	3,198

The table below sets forth information about lease liability maturities:

	June 30, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$7,002	$513
2020	13,469	922
2021	9,522	138
2022	8,245	-
2023	4,566	-
2024	2,439	-
2025 and thereafter	4,922	-
Total lease payments	50,165	1,573
Less: imputed interest	(4,391)	(39)
Total lease obligations	45,774	1,534
Less: current obligations	(12,268)	(941)
Long-term lease obligations	$33,506	$593

NOTE 11 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2019 and December 31, 2018, these investments totaled approximately $10.1 million and $10.6 million, respectively. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 12 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15% of our outstanding Common Stock as of June 30, 2019, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.  We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay fees for plating and rental services and consulting to Keylink. The aggregate amounts paid to Keylink for the three months ended June 30, 2019 and 2018 were approximately $3.9 million and $4.2 million, respectively.   The aggregate amounts paid to Keylink for the six months ended June 30, 2019 and 2018 were approximately $7.8 million and $8.8 million, respectively.  In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd (“JCP”), a frequency control product manufacturing company in which we have made an equity investment and account for that investment using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
LSC
Net sales	$268	$225	$456	$592
Purchases	$4,079	$4,954	$8,491	$11,422

Nuvoton
Purchases	$2,034	$2,359	$3,301	$5,413

Keylink
Net sales	$3,566	$2,257	$6,381	$4,078
Purchases	$585	$881	$1,190	$1,739

JCP
Purchases	$151	$97	$311	$287

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	June 30,	December 31,
	2019	2018
LSC
Accounts receivable	$269	$286
Accounts payable	$2,736	$2,696
Nuvoton
Accounts payable	$551	$1,939
Keylink
Accounts receivable	$5,070	$6,264
Accounts payable	$3,887	$4,656
JCP
Accounts payable	$165	$151

Note 13 – Wafer Fabrication Plant Acquisition

On April 1, 2019, the Company completed the previously announced acquisition of a wafer fabrication facility (“GFAB”) located in Greenock, Scotland.  The Company recorded the purchase of GFAB as a business acquisition. The Company purchased GFAB in order to increase the Company’s wafer production capacity.  Total consideration paid by the Company was $33.2 million and was funded by advances under the revolving portion of our long-term credit facility.  The facility and assets were wholly acquired, and there is no remaining minority interest.    The goodwill will not be tax deductible.  The Company also incurred acquisition costs of approximately $0.6 million that were recognized in selling, general and administrative expense.  Due to a lack of data we are unable to provide historical financial pro forma data.  The table below sets forth the fair value of the assets and liabilities recorded in the GFAB acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet.

Property, plant and equipment, net	$24.4
Inventories	3.6
Prepaid expenses and other	5.2
Goodwill	0.9
Deferred tax liabilities	1.0

Note 14 – Assets Held for Sale

Assets held for sale consist of approximately 16 acres of raw land located in Plano, Texas, that the Company is in the process of selling.  The land was originally acquired as a site to construct a future corporate headquarters. The Company decided that its existing headquarters is adequate and construction of a new headquarters building is not necessary.  The Company has been actively marketing the land and has a signed contract to sell the land to an unaffiliated third party for cash.  During the second quarter of 2019, the buyer received necessary local zoning approval for its building plans.  We anticipate the sale will close within the next 12 months.  We have not recorded any impairment charges in connection with the land.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as identified under the heading “Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” herein. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the PSLRA. We undertake no obligation to publicly release the results of any revisions to our forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes,” the “Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. Dollar amounts and share amounts are presented in thousands, except per share amounts, unless otherwise noted.

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

Factors Relevant to Our Results of Operations for the Three Months Ended June 30, 2019

•

During the second quarter of 2019, net sales were $322.0 million, an increase of 5.9% from the $304.1 million in the second quarter of 2018 due to continued market share gains, and an increase of 6.5% from the $302.3 million in the first quarter of 2019;

•	Gross profit was $122.0 million, compared to $107.3 million of gross profit in the second quarter of 2018 and $112.4 million in the first quarter of 2019;
•	Gross profit margin was 37.9%, compared to gross profit margin of 35.3% in the second quarter of 2018 and 37.2% in the first quarter of 2019;
•

Net income was $36.3 million, or $0.70 per diluted share, compared to net income of $25.1 million, or $0.49 per diluted share, in the second quarter of 2018 and net income of $31.7 million, or $0.62 per diluted share, in the first quarter of 2019; and

•	Cash flow from operations was $40.6 million. Net cash flow was a negative $65.5 million, which includes a paydown of $44.1 million of long-term debt and $32.1 million of capital expenditures.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The table below sets forth the consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Three Months Ended June 30,
	2019	2018
Net sales	100%	100%
Cost of goods sold	(62)	(65)
Gross profit	38	35
Total operating expense	23	23
Income from operations	15	12
Total other expense	-	-
Income before income taxes and noncontrolling interest	15	12
Income tax provision	(3)	(4)
Net income	12	8
Net income attributable to common stockholders	12	8

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)	% Change
Net sales	$322,006	$304,085	$17,921	5.9%
Cost of goods sold	200,018	196,817	3,201	1.6%
Gross profit	121,988	107,268	14,720	13.7%
Total operating expense	73,472	69,424	4,048	5.8%
Interest income	633	443	190	42.9%
Interest expense	(2,011)	(2,544)	(533)	(21.0%)
Foreign currency (loss) gain, net	(496)	300	796	(265.3%)
Other income	1,235	377	858	227.6%
Income tax provision	11,174	10,753	421	3.9%

Net sales increased approximately $17.9 million for the three months ended June 30, 2019, compared to the same period last year due to continued strong performance in Europe and North America as well as the automotive and industrial end markets. For the three months ended June 30, 2019, combined net sales in the automotive and industrial markets represented 39% of total sales.  Excluding the frequency control business, our serial-connectivity business reached record levels of net sales in the first three months of 2019.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
Industrial	29.0%	27.0%
Communications	23.0%	23.0%
Consumer	22.0%	25.0%
Computing	16.0%	16.0%
Automotive	10.0%	9.0%

Cost of goods sold increased approximately $3.2 million for the three months ended June 30, 2019, compared to the same period last year.  As a percent of sales, cost of goods sold was 62.0% for the three months ended June 30, 2019, compared to 64.7% for the same period last year. Average unit cost increased approximately 4.7% for the three months ended June 30, 2019, compared to the same period last year. For the three months ended June 30, 2019, gross profit increased approximately 13.7% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2019 and 2018 was 37.9% and 35.3%, respectively. The increase in gross profit margin was due to higher revenue contribution from the automotive and industrial markets as well as serial-connectivity products, which typically have higher gross profit margins.

Operating expenses for the three months ended June 30, 2019, increased approximately $4.0 million, or 5.8%, compared to the three months ended June 30, 2018. Selling, general and administrative expenses (“SG&A”) increased approximately $5.2 million and research and development expenses (“R&D”) decreased approximately $0.3 million. Amortization of acquisition related intangibles decreased $0.1 million. SG&A, as a percentage of sales, was 14.7% and 13.9% for the three months ended June 30, 2019 and 2018, respectively. R&D, as a percentage of sales, was 6.7% and 7.3% for the three months ended June 30, 2019 and 2018, respectively.

Interest income increased 42.9% for the three months ended June 30, 2019, compared to the same period last year, due to interest received on cross currency swaps.  Interest expense decreased 21.0% for the three months ended June 30, 2019, compared to the same period last year. The decrease in interest expense for the three months ended June 30, 2019 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings used to effect the Pericom acquisition in the fourth quarter of 2015. Foreign currency (loss) gain, net was a net loss of $0.5 million for the three months ended June 30, 2019, compared to a net gain of $0.3 million for the same period last year, reflecting the effectiveness of our currency hedges.

We recognized income tax expense of approximately $11.1 million and $10.8 million for the three months ended June 30, 2019 and 2018, respectively. The increase in income taxes for 2019 compared to 2018 was primarily attributable to an increase in pretax book income, partially offset by a net decrease in unfavorable U.S. permanent differences.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The table below sets forth the consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Six Months Ended June 30,
	2019	2018
Net sales	100%	100%
Cost of goods sold	(62)	(64)
Gross profit	38	36
Total operating expense	23	25
Income from operations	15	11
Total other expense	-	-
Income before income taxes and noncontrolling interest	15	11
Income tax provision	(3)	(3)
Net income	12	8
Net income attributable to common stockholders	12	8

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)	% Change
Net sales	$624,299	$578,597	$45,702	7.9%
Cost of goods sold	389,900	372,734	17,166	4.6%
Gross profit	234,399	205,863	28,536	13.9%
Total operating expense	143,760	141,079	2,681	1.9%
Interest income	1,508	957	551	57.6%
Interest expense	(4,156)	(5,301)	(1,145)	(21.6%)
Foreign currency (loss) gain, net	(560)	(2,729)	(2,169)	(79.5%)
Other income	2,480	5,012	(2,532)	(50.5%)
Income tax provision	21,472	18,536	2,936	15.8%

Net sales increased approximately $45.7 million for the six months ended June 30, 2019, compared to the same period last year due to continued market share gains.  We experienced record net sales in Europe and record net sales in both the automotive and industrial end markets.  For the six months ended June 30, 2019, combined net sales in the automotive and industrial markets represented 39% of total sales.  Excluding the frequency control business, our serial-connectivity business reached record levels of net sales in the first three months of 2019.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Industrial	29.0%	25.1%
Communications	23.0%	23.5%
Consumer	22.5%	25.9%
Computing	15.5%	16.5%
Automotive	10.0%	9.0%

Cost of goods sold increased approximately $17.2 million for the six months ended June 30, 2019, compared to the same period last year.  As a percent of sales, cost of goods sold was 62.1% for the six months ended June 30, 2019 compared to 64.4% for the same period last year. Average unit cost increased approximately 6.0% for the six months ended June 30, 2019, compared to the same period last year. For the three months ended June 30, 2019, gross profit increased approximately 13.9% when compared to the same period last year. Gross profit margin for the six month periods ended June 30, 2019 and 2018 was 37.6% and 35.6%, respectively. The increase in gross profit margin was due to higher revenue contribution from the automotive and industrial markets as well as serial-connectivity products, which typically have higher gross profit margins.

Operating expenses for the six months ended June 30, 2019, increased approximately $2.7 million, or 1.9%, compared to the three months ended June 30, 2018. Selling, general and administrative expenses (“SG&A”) increased approximately $1.7 million and research and development expenses (“R&D”) increased approximately $1.6 million. Amortization of acquisition related intangibles decreased $0.4 million. SG&A, as a percentage of sales, was 14.6% and 15.4% for the six months ended June 30, 2019 and 2018, respectively. R&D, as a percentage of sales, was 7.0% and 7.3% for the six months ended June 30, 2019 and 2018, respectively.

Interest income increased 57.6% for the six months ended June 30, 2019, compared to the same period last year, due to interest received on cross currency swaps.  Interest expense decreased 21.6% for the six months ended June 30, 2019, compared to the same period last year. The decrease in interest expense for the six months ended June 30, 2019 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings used to effect the Pericom acquisition in the fourth quarter of 2015. Foreign currency (loss) gain, net was a net loss of $0.6 million for the six months ended June 30, 2019, compared to a net loss of $2.7 million for the same period last year, reflecting the effectiveness of our currency hedges.

We recognized an income tax expense of approximately $21.4 million and $18.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in income taxes for 2019 compared to 2018 is primarily attributable to an increase in pretax book income, partially offset by a net decrease in unfavorable U.S. permanent differences.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $121.4 million. At June 30, 2019, borrowings were $15.5 million and letters of credit were $0.4 million under the Asia credit facilities. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due quarterly on outstanding amounts under the credit lines. In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $19.6 million on a long-term basis from local Taiwan banks in order to make an investment.  The first loan of $4.3 million matures in 2033, while the second loan of $15.3 million matures in 2024.

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

The details of our borrowings outstanding as of June 30, 2019 are set forth in the table below:

Description	Amount outstanding	Interest Rate	Maturity Date
Short-term debt:
Foreign credit lines	$15,454	Libor or other similar indices plus a specified margin	Various during 2019 - 2020

Long-term debt
Notes payable to Bank of Taiwan	4,256	Two-year savings rate +0.1148%	June 2033
Notes payable to CTBC Bank	15,325	TAIBOR 3 month rate +.05%	May 2024
U.S. Credit facility;
Revolving portion	41,500	Libor + a specified margin	October 2021
Term portion	112,000	Libor + a specified margin	October 2021
Total long-term debt	173,081
Less: Current portion of long-term debt	(29,988)
Less: Unamortized debt issuance costs	(1,174)
Total long-term debt, net of current portion	$141,919

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At June 30, 2019 and December 31, 2018, our working capital was $481.2 million and $480.8 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the six months ended June 30, 2019 and 2018 were $52.7 million and $47.5 million, respectively.  For the first six months of 2019 capital expenditures were approximately 8.4% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  As of June 30, 2019, our foreign subsidiaries held approximately $128.0 million of cash, cash equivalents and investments of which approximately $21.4 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held.  Of this total, $11.6 million is held in China.

As of June 30, 2019, we had short-term investments totaling $6.6 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $62.3 million available for repurchase of outstanding Common Stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended June 30, 2019.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents decreased from $241.1 million at December 31, 2018 to $235.4 million at June 30, 2019.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2019	2018	Change
Net cash flows provided by operating activities	$110,488	$88,381	$22,107
Net cash and cash equivalents used in investing activities	(82,517)	(53,627)	(28,890)
Net cash and cash equivalents used in financing activities	(32,955)	(83,430)	50,475
Effect of exchange rate changes on cash and cash equivalents	(35)	(2,753)	2,718
Net decrease in cash and cash equivalents, including restricted cash	$(5,019)	$(51,429)	$46,410

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2019 was $110.5 million.  Net cash flows provided by operating activities resulted from net income of $68.4 million, depreciation and amortization of intangible assets of $54.4 million, share-based compensation of $9.8 million and a decrease in noncash working capital accounts of $21.5 million. Cash flows from operating activities for the six months ended June 30, 2018 was $88.4 million.  Cash flows from operating activities resulted from net income of $44.2 million, depreciation and amortization of $51.3 million, share-based compensation of $11.1 million and a decrease in noncash working capital accounts of $17.6 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $82.5 million for the six months ended June 30, 2019. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $50.7 and the acquisition of GFAB for $33.2 million during the six months ended June 30, 2019. Net cash and cash equivalents used in investing activities was $53.6 million for the six months ended June 30, 2018. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $53.0 million during the six months ended June 30, 2018.

Financing Activities

Net cash and cash equivalents used in financing activities was $33.0 million for the six months ended June 30, 2019. Net cash used in financing activities in the six months ended June 30, 2019 consisted primarily of $42.1 million net repayments of long-term debt, taxes paid on net share settlement of $1.6 million and dividend distributions to noncontrolling interests of $1.2 million.  These uses of cash were partially offset by inflows of $6.7 million related to stock option exercises and $5.3 million of net increases in lines of credit and short-term debt. Net cash and cash equivalents used in financing activities was $83.4 million for the six months ended June 30, 2018. Net cash and cash equivalents used in the six months ended June 30, 2018 consisted primarily of repayments of long-term debt, net of $82.5 million and taxes paid on net share settlement of $8.6 million, partially offset by proceeds from short-term line of credit of $3.4 million.

Use of Derivative Instruments and Hedging

We use interest rate swaps, foreign exchange forward contracts and cross currency swaps to provide a level of protection against interest rate risks and foreign exchange exposure.

Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Net Investment Hedges

During 2019, we used cross currency swaps to hedge our foreign exchange exposure related to our investment in our foreign subsidiaries.  These instruments were subject to market fluctuations due to changes in foreign exchange rates and at times may be in a loss position.  Market fluctuations were recorded to other comprehensive income/loss since these instruments are subject to hedge accounting. If these instruments are in a loss position at maturity, or if we decided to exit these instruments while they are in a loss position, we would have to make a cash payment in the amount of the loss position.  During the second quarter of 2019, we decided to exit our positions in cross currency swaps.  As a result of exiting this position we were required to make a cash payment of approximately $0.3 million.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements or other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, swap agreements, or outsourcing of research and development services that could expose us to liability that is not reflected on the face of our financial statements.

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 21, 2019. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Nature of Operations, Basis of Presentation, Recently Issued Accounting Pronouncements and Updates to Accounting Policies and Estimates. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the SEC from time to time, that could cause actual results to differ materially from those anticipated by our management. The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the PSLRA.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of June 30, 2019, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending litigation that we consider material.

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods.

Item 1A. Risk Factors.

Except as identified in the modified Risk Factor set out below, there have been no material changes to our risk factors from those disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

Tariffs or other restrictions imposed by the United States Trade Representative may affect our operations in the U.S., may disrupt our activities in the U.S., may have an adverse impact on our profitability and results of operations and may encourage the independent development in China of products and electronic components that will compete with ours or displace our products and components, resulting in an adverse impact on our Chinese business.

In May 2019, at the direction of the President, the United States increased the level of tariffs from 10 percent to 25 percent on approximately $200 billion worth of Chinese imports. The President also ordered the U.S. Trade Representative to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion. These tariffs are in addition to the recently imposed new or higher tariffs on specified products imported from China in response to what the U.S. characterizes as unfair trade practices. China responded to the earlier increased tariffs by proposing new or higher tariffs on specified products imported from the United States.  Negotiations between the U.S. and China to resolve the issues that precipitated the impositions of these tariffs are reported to be ongoing, but the situation is dynamic and the timing and nature of any ultimate resolution is currently uncertain. In June 2019, President Trump and Chinese President Xi Jinping agreed that they did not plan more tariffs against each other’s countries, but on August 1, 2019, President Trump announced that on September 1, 2019, the U.S. would put an additional tariff of 10% on $300 billion of goods and products coming from China to the U.S.

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

In addition, China is stepping up efforts to design and manufacture semiconductors itself rather than buy from the U.S., amid fears that sanctions might cripple its high-tech industry. U.S. restrictions on exports to Chinese telecoms equipment makers have sharpened Beijing’s focus on semiconductor self-sufficiency. China’s ministry of finance announced tax breaks “to support the development of integrated circuit design and the software industry,” cancelling corporate taxes for some companies for two years. Although the outcome of these efforts is uncertain, the development of such capacity in China would likely have a material adverse effect on our profitability and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Consent to Credit Agreement				X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File, formatted in Inline XBRL				X
+	Constitute management contracts, or compensatory plans or arrangements that are required to be file pursuant to Item 606 of Regulation S-K.
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

DIODES INCORPORATED
(Registrant)

August 5, 2019	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2019	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)