Form 10-Q
period 2019-09-30
DIODES INC /DEL/
filed 2019-11-04
CIK 29002

4444wNN

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2019 was 51,041,969.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	[(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,349	$241,053
Short-term investments	7,928	7,499
Accounts receivable, net of allowances of $4,726 and $4,102 at September 30, 2019 and December 31, 2018, respectively	257,421	228,405
Inventories	230,815	215,435
Assets held for sale	4,947	-
Prepaid expenses and other	43,575	42,446
Total current assets	763,035	734,838
Property, plant and equipment, net	468,122	446,835
Deferred income tax	28,975	31,652
Goodwill	138,020	132,437
Intangible assets, net	125,446	137,935
Other	86,215	42,674
Total assets	$1,609,813	$1,526,371

Liabilities
Current liabilities:
Line of credit	$17,086	$10,254
Accounts payable	117,226	117,808
Accrued liabilities and other	106,456	82,605
Income tax payable	25,404	15,744
Current portion of long-term debt	31,532	27,613
Total current liabilities	297,704	254,024
Long-term debt, net of current portion	87,939	186,143
Deferred tax liabilities	18,661	17,993
Other long-term liabilities	128,411	90,779
Total liabilities	532,715	548,939

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 51,012,794 and 50,221,035, issued and outstanding at September 30, 2019 and December 31, 2018, respectively	34,982	34,454
Additional paid-in capital	417,576	399,915
Retained earnings	742,768	636,708
Treasury stock, at cost, 1,457,206 shares held at September 30, 2019 and December 31, 2018	(37,768)	(37,768)
Accumulated other comprehensive loss	(127,705)	(101,846)
Total stockholders' equity	1,029,853	931,463
Noncontrolling interest	47,245	45,969
Total equity	1,077,098	977,432
Total liabilities and stockholders' equity	$1,609,813	$1,526,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$323,674	$320,946	$947,973	$899,543
Cost of goods sold	201,628	205,732	591,528	578,466
Gross profit	122,046	115,214	356,445	321,077

Operating expenses
Selling, general and administrative	46,123	42,475	137,143	131,778
Research and development	22,689	22,549	66,566	64,799
Amortization of acquisition related intangible assets	4,519	4,418	13,539	13,863
Other operating (income) expense	-	(66)	(158)	15
Total operating expense	73,331	69,376	217,090	210,455

Income from operations	48,715	45,838	139,355	110,622

Other income (expense)
Interest income	272	474	1,780	1,431
Interest expense	(2,007)	(2,318)	(6,163)	(7,619)
Foreign currency (loss) gain, net	(822)	(655)	(1,382)	(3,384)
Other income	2,577	1,061	5,056	6,073
Total other income (expense)	20	(1,438)	(709)	(3,499)

Income before income taxes and noncontrolling interest	48,735	44,400	138,646	107,123
Income tax provision	10,613	13,190	32,085	31,726
Net income	38,122	31,210	106,561	75,397
Less net (income) attributable to noncontrolling interest	(62)	(302)	(501)	(895)
Net income attributable to common stockholders	$38,060	$30,908	$106,060	$74,502

Earnings per share attributable to common stockholders:
Basic	$0.75	$0.62	$2.09	$1.50
Diluted	$0.73	$0.61	$2.05	$1.46
Number of shares used in earnings per share computation:
Basic	50,998	50,115	50,687	49,713
Diluted	51,869	51,077	51,699	50,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$38,122	$31,210	$106,561	$75,397
Unrealized (loss) gain on defined benefit plan, net of tax	(6,553)	(493)	(11,562)	7,207
Unrealized gain (loss) on swaps and collars, net of tax	259	378	(3,146)	3,653
Unrealized foreign currency loss, net of tax	(9,186)	(9,849)	(11,151)	(18,978)
Comprehensive income	22,642	21,246	80,702	67,279
Less: Comprehensive income attributable to noncontrolling interest	(62)	(302)	(501)	(895)
Total comprehensive income attributable to common stockholders	$22,580	$20,944	$80,201	$66,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2018	51,303	$34,204	(1,457)	$(37,768)	$391,332	$576,280	$(81,633)	$882,415	$40,400	$922,815
Total comprehensive income	-	-	-	-	-	30,909	(9,965)	20,944	302	21,246
Noncontrolling interests	-	-	-	-	-	-	-	-	4,209	4,209
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(128)	(128)
Common stock issued for share-based plans	345	229	-	-	1,623	-	-	1,852	-	1,852
Share-based compensation	-	-	-	-	4,896	-	-	4,896	-	4,896
Tax related to net share settlement	-	-	-	-	(2,439)	-	-	(2,439)	-	(2,439)
Balance, September 30, 2018	51,648	$34,433	(1,457)	$(37,768)	$395,412	$607,189	$(91,598)	$907,668	$44,783	$952,451

Balance, December 31, 2017	50,587	$33,727	(1,457)	$(37,768)	$386,338	$532,687	$(83,480)	$831,504	$42,414	$873,918
Total comprehensive income	-	-	-	-	-	74,502	(8,118)	66,384	895	67,279
Noncontrolling interests	-	-	-	-	-	-	-	-	4,209	4,209
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,735)	(2,735)
Common stock issued for share-based plans	1,061	706	-	-	4,155	-	-	4,861	-	4,861
Share-based compensation	-	-	-	-	15,975	-	-	15,975	-	15,975
Tax related to net share settlement	-	-	-	-	(11,056)	-	-	(11,056)	-	(11,056)
Balance, September 30, 2018	51,648	$34,433	(1,457)	$(37,768)	$395,412	$607,189	$(91,598)	$907,668	$44,783	$952,451

Balance, June 30, 2019	52,202	$34,803	(1,457)	$(37,768)	$414,451	$704,708	$(112,225)	$1,003,969	$47,183	$1,051,152
Total comprehensive income	-	-	-	-	-	38,060	(15,480)	22,580	62	22,642
Common stock issued for share-based plans	268	179	-	-	324	-	-	503	-	503
Share-based compensation	-	-	-	-	5,589	-	-	5,589	-	5,589
Tax related to net share settlement	-	-	-	-	(2,788)	-	-	(2,788)	-	(2,788)
Balance, September 30, 2019	52,470	$34,982	(1,457)	$(37,768)	$417,576	$742,768	$(127,705)	$1,029,853	$47,245	$1,077,098

Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	106,060	(25,859)	80,201	501	80,702
Noncontrolling interests	-	-	-	-	-	-	-	-	3,343	3,343
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,568)	(2,568)
Common stock issued for share-based plans	792	528	-	-	6,680	-	-	7,208	-	7,208
Share-based compensation	-	-	-	-	15,364	-	-	15,364	-	15,364
Tax related to net share settlement	-	-	-	-	(4,383)	-	-	(4,383)	-	(4,383)
Balance, September 30, 2019	52,470	$34,982	(1,457)	$(37,768)	$417,576	$742,768	$(127,705)	$1,029,853	$47,245	$1,077,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net income	$106,561	$75,397
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation and amortization	81,302	76,868
Share-based compensation expense	15,364	15,975
Other	(206)	(615)
Changes in operating assets:
Change in accounts receivable	(29,868)	(28,596)
Change in inventory	(9,062)	(5,378)
Change in other operating assets	(3,475)	(11,177)
Changes in operating liabilities:
Change in accrued liabilities	10,206	9,070
Change in income tax payable (refundable)	9,853	(2,388)
Change in other operating liabilities	(2,970)	(5,228)
Net cash flows provided by operating activities	177,705	123,928

Cash flows from investing activities
Acquisitions, net of cash received	(33,029)	(41)
Purchases of property, plant and equipment	(76,128)	(72,159)
Purchases of short-term investments	(15,921)	(13,959)
Proceeds from maturity of short-term investments	15,332	10,831
Other	(430)	1,235
Net cash and cash equivalents used in investing activities	(110,176)	(74,093)

Cash flows from financing activities
Advances on lines of credit and short-term debt	9,954	9,151
Repayments of line of credit and short-term debt	(3,067)	-
Taxes paid related to net share settlement	(4,383)	(11,056)
Proceeds from long-term debt	278,237	304,656
Repayments of long-term debt	(372,976)	(408,863)
Net proceeds from issuance of common stock	7,208	4,861
Repayment of and proceeds from finance lease obligation	(912)	1,489
Dividend distribution to noncontrolling interests	(2,577)	(2,694)
Capital contribution from noncontrolling interest	-	5,263
Other	1,524	(764)
Net cash and cash equivalents used in financing activities	(86,992)	(97,957)

Effect of exchange rate changes on cash and cash equivalents	(2,614)	(6,039)
Change in cash and cash equivalents, including restricted cash	(22,077)	(54,161)
Cash and cash equivalents, beginning of period, including restricted cash	241,833	205,262
Cash and cash equivalents, end of period, including restricted cash	219,756	$151,101

Supplemental Cash Flow Information
Interest paid during the period	5,781	$7,661
Taxes paid during the period	24,422	$29,435

Non-cash investing and financing activities:
(Increase) decrease in accounts payable related to the purchase of property, plant and equipment	$(1,263)	$8,093

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Nine Months Ended
	September 30,
	2019	2018
Current assets:
Cash and cash equivalents	$218,349	$150,274
Restricted cash (included in other current assets)	1,407	827
Total cash, cash equivalents and restricted cash	$219,756	$151,101

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2018 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2019.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.  During the three and nine months ended September 30, 2019 and 2018 we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Earnings (numerator)
Net income attributable to common stockholders	$38,060	$30,908	$106,060	$74,502

Shares (denominator)
Weighted average common shares outstanding (basic)	50,998	50,115	50,687	49,713
Dilutive effect of stock options and stock awards outstanding	871	962	1,012	1,170
Adjusted weighted average common shares outstanding (diluted)	51,869	51,077	51,699	50,883

Earnings per share attributable to common stockholders
Basic	$0.75	$0.62	$2.09	$1.50
Diluted	$0.73	$0.61	$2.05	$1.46

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	3	-	107	94

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2019	December 31, 2018
Finished goods	$59,721	$59,244
Work-in-progress	67,446	59,166
Raw materials	103,648	97,025
Total	$230,815	$215,435

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2018	$132,437
Acquisitions:
Wafer fabrication facility in Greenock, Scotland (a)	931
Canyon investment (b)	1,671
ERIS investment in Yea-Shin (c)	4,320
Foreign currency translation adjustment	(1,339)
Balance at September 30, 2019	$138,020

The increase in goodwill is related to:

(a)  The Company’s acquisition accounting for the purchase of a wafer fabrication facility in Greenock, Scotland, (“GFAB”).  (See Note 13 for additional information).

(b)  The Company’s acquisition accounting for the Company’s investment of $3.4 million in Canyon Semiconductor.  This investment brings our ownership of Canyon to 51%.  During the nine months ended September 30 2019, as a measurement period adjustment, we finalized our acquisition accounting with finalization of   the value of non-controlling interest and deferred taxes.

(c)  The Company’s acquisition accounting related to Eris’ investment of approximately $6.4 million in Yea-Shin Technology Corporation.  During the second quarter of 2019, as a measurement period adjustment, we increased goodwill approximately $4.3 million, related to finalization of deferred taxes. The Company owns approximately 51% of Eris and Eris owns approximately 60% of Yea-Shin.

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2019	2018
Intangible assets subject to amortization:
Gross carrying amount	$244,554	$238,867
Accumulated amortization	(119,949)	(106,410)
Foreign currency translation adjustment	(8,271)	(8,281)
Total	116,334	124,176
Intangible assets with indefinite lives:
Gross carrying amount	10,303	14,883
Foreign currency translation adjustment	(1,191)	(1,124)
Total	9,112	13,759
Total intangible assets, net	$125,446	$137,935

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2019	2018
Three months ended September 30	$4,519	$4,418
Nine months ended September 30	$13,539	$13,863

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Domestic pre-tax income (loss)	$13,547	$(7,267)	$34,097	$(11,289)
Foreign pre-tax income	$35,188	$51,667	$104,549	$118,412
Income tax provision	$10,613	$13,190	$32,085	$31,726
Effective tax rate	21.8%	29.7%	23.1%	29.6%
Impact of tax holidays on tax expense	$330	$638	$1,179	$(104)
Earnings per share impact of tax holidays:
Basic	$(0.01)	$(0.01)	$(0.02)	$-
Diluted	$(0.01)	$(0.01)	$(0.02)	$-

The decrease in the effective tax rate for the three and nine months ended September 30, 2019 when compared to the three and nine months ended September 30, 2018, is primarily attributable to an increase in estimated full year global pretax book income and a net decrease in unfavorable U.S. permanent differences.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2009. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2013. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2019, the gross amount of unrecognized tax benefits was approximately $33.8   million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$281	$96	$665	$267
Selling, general and administrative	4,566	3,993	12,513	13,477
Research and development	742	807	2,186	2,233
Total share-based compensation expense	$5,589	$4,896	$15,364	$15,977

The table below sets forth share-based compensation expense by type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$-	$-	$-	$275
Share grants	5,589	4,896	15,364	15,702
Total share-based compensation expense	$5,589	$4,896	$15,364	$15,977

Stock Options. Approximately $7.2 million in cash proceeds was received from stock option exercises during the nine months ended September 30, 2019.

As of September 30, 2019, we had no unrecognized share-based compensation expense related to unvested stock options.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance-based and time-based that vest upon achievement of certain performance criteria over time.

As of September 30, 2019, total unrecognized share-based compensation expense related to share grants was approximately $44.4 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 7 – Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe.  During the three months ended September 30, 2018, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for 10.2%, or $32.7 million, respectively, of our net sales.  No customer accounted for 10% or more of our revenue for any other period presented. This customer did not account for 10% or greater of our outstanding accounts receivable at September 30, 2019 or 2018.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended September 30, 2019	Asia	North America	Europe	Consolidated
Total sales	$323,876	$175,900	$63,583	$563,359
Intercompany elimination	(115,879)	(96,150)	(27,656)	(239,685)
Net sales	$207,997	$79,750	$35,927	$323,674

Three Months Ended September 30, 2018	Asia	North America	Europe	Consolidated
Total sales	$283,635	$51,640	$49,209	$384,484
Intercompany elimination	(40,690)	(8,773)	(14,075)	(63,538)
Net sales	$242,945	$42,867	$35,134	$320,946

As of and for the
Nine Months Ended September 30, 2019	Asia	North America	Europe	Consolidated
Total sales	$917,516	$450,874	$180,759	$1,549,149
Intercompany elimination	(305,581)	(228,344)	(67,251)	(601,176)
Net sales	$611,935	$222,530	$113,508	$947,973

Property, plant and equipment, net	$385,862	$23,186	$59,074	$468,122
Total assets	1,173,683	237,467	198,663	$1,609,813

As of and for the
Nine Months Ended September 30, 2018	Asia	North America	Europe	Consolidated
Total sales	$797,455	$116,868	$150,382	$1,064,705
Intercompany elimination	(106,330)	(16,276)	(42,556)	(165,162)
Net sales	$691,125	$100,592	$107,826	$899,543

Property, plant and equipment, net	$399,632	$30,133	$24,321	$454,086
Total assets	$1,075,840	$202,024	$189,920	$1,467,784

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

The tables below set forth the amount of net sales by type (direct sales or Distributor) and the location of the customer based on the location where the products were shipped for the three and nine months ended September 30, 2019 and 2018:

	Net Sales for the Three Months Ended September 30,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	$57,952	$60,037	$105,305	$113,191
U.S.	2,388	4,409	20,723	30,550
Korea	6,546	4,597	10,594	13,250
Germany	3,079	3,076	16,705	20,912
Singapore	124	637	16,166	16,979
Taiwan	819	621	21,850	17,675
All others (1)	39,405	20,574	22,018	14,438
Total	$110,313	$93,951	$213,361	$226,995

	Percent of Net Sales by Type for the Three Months Ended September 30,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	53%	64%	49%	50%
U.S.	2%	5%	10%	13%
Korea	6%	5%	5%	6%
Germany	3%	3%	8%	9%
Singapore	—	1%	8%	7%
Taiwan	1%	1%	10%	8%
All others (1)	35%	21%	10%	7%
Total	100%	100%	100%	100%

	Total Net Sales for the Three Months Ended September 30,
	Dollars		Percent of Net Sales
	2019	2018	2019	2018
China	$163,257	$173,228	50%	54%
U.S.	23,111	34,959	7%	11%
Korea	17,140	17,847	5%	6%
Germany	19,784	23,988	6%	7%
Singapore	16,290	17,616	5%	5%
Taiwan	22,669	18,296	7%	6%
All others (1)	61,423	35,012	20%	11%
Total	$323,674	$320,946	100%	101%

	Net Sales for the Nine Months Ended September 30,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	$169,861	$164,109	$305,197	$323,875
U.S.	8,509	12,866	78,693	78,081
Korea	17,309	12,148	27,588	32,163
Germany	9,536	9,001	53,355	63,343
Singapore	490	1,549	47,022	52,380
Taiwan	1,977	2,399	65,421	52,696
All others (1)	97,920	52,558	65,095	42,375
Total	$305,602	$254,630	$642,371	$644,913

	Percent of Net Sales by Type for the Nine Months Ended September 30,
	Direct Sales		Distributor
	2019	2018	2019	2018
China	56%	64%	48%	50%
U.S.	3%	5%	12%	12%
Korea	6%	5%	4%	5%
Germany	3%	4%	8%	10%
Singapore	—	1%	7%	8%
Taiwan	1%	1%	10%	8%
All others (1)	31%	20%	11%	7%
Total	100%	100%	100%	100%

	Total Net Sales for the Nine Months Ended September 30,
	Dollar		Percent of Net Sales
	2019	2018	2019	2018
China	$475,058	$487,984	50%	54%
U.S.	87,202	90,947	9%	10%
Korea	44,897	44,311	5%	5%
Germany	62,891	72,344	7%	8%
Singapore	47,512	53,929	5%	6%
Taiwan	67,398	55,095	7%	6%
All others (1)	163,015	94,933	17%	11%
Total	$947,973	$899,543	100%	100%

(1) Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of September 30, 2019, we had approximately $26.1 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of September 30, 2019, we also had a commitment to purchase approximately $72.7 million of wafers to be used in our manufacturing process.  These wafer purchases will occur during 2019 and 2020.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of September 30, 2019, the unfunded liability for this defined benefit plan was approximately $33.0 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GBP 2 million (approximately $2.6  million based on a GBP: USD exchange rate of 1.3:1).  It is necessary for the Trustees to review the contributions required to fund the benefits promised to the employees at least every three years.  A review as of April 2019 is underway and the outcome of the review could result in a change in the amount of the payment or the period over which payment is required.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At September 30, 2019, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  The fair value of these instruments approximates zero.

The table below sets forth outstanding foreign currency forward contracts at September 30, 2019 and December 31, 2018:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$2,242	September 2019	November 2019	EUR/GBP	0.88592	Non-designated
2,785	September 2019	November 2019	EUR/USD	1.0939	Non-designated
21,195	September 2019	November 2019	GBP/USD	1.2328	Non-designated
39,681	September 2019	November 2019	USD/CNY	7.0985	Non-designated
806	September 2019	November 2019	USD/JPY	108.08	Non-designated
33,733	September 2019	November 2019	USD/TWD	30.925	Non-designated
500	January 2019	October 2019	USD/TWD	30.635	Non-designated
500	January 2019	January 2020	USD/TWD	30.635	Non-designated
500	January 2019	November 2019	USD/TWD	30.705	Non-designated
$101,942
Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$1,221	December 2018	February 2019	EUR/GBP	0.8981	Non-designated
12,538	December 2018	February 2019	EUR/USD	1.1479	Non-designated
8,463	December 2018	February 2019	GBP/USD	1.2785	Non-designated
44,946	December 2018	February 2019	USD/CNY	6.8738	Non-designated
844	December 2018	February 2019	USD/JPY	110.14	Non-designated
54,041	December 2018	February 2019	USD/TWD	30.559	Non-designated
300	December 2018	January 2019	USD/TWD	30.669	Non-designated
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

	Number of Instruments		Notional Amount
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate swaps and collars	10	12	$200,000	$210,000

The table below sets forth the fair value of the Company’s derivative financial instruments, excluding adjustments for performance risk, if any, as well as their classification on our condensed consolidated balance sheets:

	Other Current Assets		Other Assets		Other Current Liabilities		Other Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate swaps and collars	$299	$1,936	$0	$2,795	$57	$-	$407	$-

The tables below sets forth the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments	September 30,			September 30,			September 30,
	2019	2018		2019	2018		2019	2018
Three Months Ended
Interest rate swaps and collars	$(136)	$636	Interest expense	$224	$299	N/A	-	-
Cross currency swaps	$-	$-	N/A	-	-	Interest income	-	-
Nine Months Ended
Interest rate swaps and collars	$(3,145)	$4,143	Interest expense	$1,149	$526	N/A	-	-
Cross currency swaps	$(298)	$-	N/A	-	-	Interest income	$688	$-

We estimate that $0.2 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of September 30, 2019 will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three months ended September 30, 2019 or 2018.

	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income

Derivative Instruments Not Designated as Hedging Instruments
	September 30,
	2019	2018
Three Months Ended
Foreign currency forward contracts	$(2,563)	$(2,200)	Foreign currency loss, net
Nine Months Ended
Foreign currency forward contracts	$(3,793)	$(7,570)	Foreign currency loss, net

As of September 30, 2019 and December 31, 2018, the Company had not posted any collateral related to these agreements.

NOTE 10 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$3,671	$11,148
Finance lease expense:
Amortization of assets	244	733
Interest on lease liabilities	11	39
Short-term lease expense	89	223
Variable lease expense	681	2,101
Total lease expense	$4,696	$14,244

The table below sets forth supplemental balance sheet information related to leases:

September 30, 2019
Operating leases:
Operating lease ROU assets	$60,217

Current operating lease liabilities	12,235
Noncurrent operating lease liabilities	29,920
Total operating lease liabilities	$42,155

Finance leases:
Finance lease ROU assets	$3,396
Accumulated amortization	(1,680)
Finance lease ROU assets, net	$1,716

Current finance lease liabilities	$896
Non-current finance lease liabilities	367
Total finance lease liabilities	$1,263

Weighted average remaining lease term (in years):
Operating leases	4.6
Finance leases	1.5

Weighted average discount rate:
Operating leases	3.8%
Finance leases	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

Nine Months Ended
September 30, 2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$14,728
Operating cash outflows from finance leases	39
Financing cash outflow from finance leases	912

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	3,611

The table below sets forth information about lease liability maturities:

	September 30, 2019
	Operating Leases	Finance Leases
Remainder of 2019	$3,535	$230
2020	13,410	922
2021	9,476	139
2022	8,028	-
2023	4,437	-
2024	2,370	-
2025 and thereafter	4,785	-
Total lease payments	46,041	1,291
Less: imputed interest	(3,886)	(28)
Total lease obligations	42,155	1,263
Less: current obligations	(12,235)	(896)
Long-term lease obligations	$29,920	$367

NOTE 11 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2019 and December 31, 2018, these investments totaled approximately $11.5 million and $10.6 million, respectively. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 12 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15% of our outstanding Common Stock as of September 30, 2019, and is a member of the Lite-On Group of companies. On August 8, 2019, we announced that we entered into an agreement with LSC pursuant to which the Company shall acquire LSC, see Note 13 for additional information. Raymond Soong, the Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.  We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay fees for plating and rental services and consulting to Keylink. The aggregate amounts paid to Keylink for the three months ended September 30, 2019 and 2018 were approximately $3.7 million and $3.8 million, respectively.   The aggregate amounts paid to Keylink for the nine months ended September 30, 2019 and 2018 were approximately $11.5 million and $12.6 million, respectively.  In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd (“JCP”), a frequency control product manufacturing company in which we have made an equity investment and account for that investment using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
LSC
Net sales	$273	$304	$729	$896
Purchases	$2,548	$5,208	$11,039	$16,630

Nuvoton
Purchases	$2,650	$2,361	$5,951	$7,774

Keylink
Net sales	$4,923	$4,684	$11,304	$8,762
Purchases	$604	$907	$1,794	$2,646

JCP
Purchases	$151	$201	$462	$488

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	September 30,	December 31,
	2019	2018
LSC
Accounts receivable	$337	$286
Accounts payable	$1,749	$2,696
Nuvoton
Accounts payable	$1,238	$1,939
Keylink
Accounts receivable	$15,004	$6,264
Accounts payable	$11,597	$4,656
JCP
Accounts payable	$206	$151

Note 13 –Acquisitions

Wafer Fabrication Facility Acquisition

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

LSC Acquisition

On August 8, 2019, we announced we had entered into a Share Swap Agreement that provides for the acquisition of LSC by the Company for approximately $428 million in cash.  This amount is subject to change, based on Taiwan dollar to United States dollar exchange rates at closing. The acquisition received LSC shareholder approval on October 25, 2019, but is subject to customary closing conditions and regulatory approvals.  We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement. We anticipate completing the acquisition in April 2020.

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

Factors Relevant to Our Results of Operations for the Three Months Ended September 30, 2019

•

During the third quarter of 2019, net sales were $323.7 million, an increase of 0.8% from the $320.9 million in the third quarter of 2018, and an increase of 0.5% from the $322.0 million in the second quarter of 2019;

•	Gross profit was $122.0 million, compared to $115.2 million of gross profit in the third quarter of 2018 and $122.0 million in the second quarter of 2019;
•	Gross profit margin was 37.7%, compared to gross profit margin of 35.9% in the third quarter of 2018 and 37.9% in the second quarter of 2019;
•

Net income was $38.1 million, or $0.73 per diluted share, compared to net income of $30.9 million, or $0.61 per diluted share, in the third quarter of 2018 and net income of $36.3 million, or $0.70 per diluted share, in the second quarter of 2019; and

•	Cash flow from operations was $67.2 million. Net cash flow was a negative $17.7 million, which includes a paydown of $52.6 million of long-term debt and $25.4 million of capital expenditures.

Recent Developments

On August 8, 2019, we announced we had entered into a Share Swap Agreement that provides for the acquisition of LSC by the Company for approximately $428 million in cash.  This amount is subject to change, based on Taiwan dollar to United States dollar exchange rates at closing. We are in the process of arranging financing for the transaction. The acquisition received LSC shareholder approval on October 25, 2019, but is subject to customary closing conditions and regulatory approvals.  We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement. We anticipate completing the acquisition in April 2020.

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The table below sets forth the consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Three Months Ended September 30,
	2019	2018
Net sales	100%	100%
Cost of goods sold	(62)	(64)
Gross profit	38	36
Total operating expense	23	22
Income from operations	15	14
Total other expense	-	-
Income before income taxes and noncontrolling interest	15	14
Income tax provision	(3)	(4)
Net income	12	10
Net income attributable to common stockholders	12	10

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)	% Change
Net sales	$323,674	$320,946	$2,728	0.8%
Cost of goods sold	201,628	205,732	(4,104)	(2.0%)
Gross profit	122,046	115,214	6,832	5.9%
Total operating expense	73,331	69,376	3,955	5.7%
Interest income	272	474	(202)	(42.6%)
Interest expense	(2,007)	(2,318)	(311)	(13.4%)
Foreign currency (loss) gain, net	(822)	(655)	167	25.5%
Other income	2,577	1,061	1,516	142.9%
Income tax provision	10,613	13,190	(2,577)	(19.5%)

Net sales increased approximately $2.7 million for the three months ended September 30, 2019, compared to the same period last year due to continued strong performance in the automotive market and our serial-connectivity products. For the three months ended September 30, 2019, combined net sales in the automotive and industrial markets represented 38% of total sales.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
Industrial	28.0%	27.0%
Communications	22.0%	23.0%
Consumer	24.0%	25.0%
Computing	16.0%	16.0%
Automotive	10.0%	9.0%

Cost of goods sold decreased approximately $4.1 million for the three months ended September 30, 2019, compared to the same period last year.  As a percent of sales, cost of goods sold was 62.3% for the three months ended September 30, 2019, compared to 64.1% for the same period last year. Average unit cost increased approximately 8.0% for the three months ended September 30, 2019, compared to the same period last year. For the three months ended September 30, 2019, gross profit increased approximately 5.9% when compared to the same period last year. Gross profit margin for the three month periods ended September 30, 2019 and 2018 was 37.7% and 35.9%, respectively. The increase in gross profit margin was due to higher revenue contribution from the automotive market and our serial-connectivity products, which typically have higher gross profit margins.

Operating expenses for the three months ended September 30, 2019, increased approximately $4.0 million, or 5.7%, compared to the three months ended September 30, 2018. Selling, general and administrative expenses (“SG&A”) increased approximately $3.6 million and research and development expenses (“R&D”) increased approximately $0.1 million. Amortization of acquisition related intangibles increased $0.1 million. SG&A, as a percentage of sales, was 14.2% and 13.2% for the three months ended September 30, 2019 and 2018, respectively. R&D, as a percentage of sales, was 7.0% for both of the three month periods ended September 30, 2019 and 2018.

Interest income decreased 42.6% for the three months ended September 30, 2019, compared to the same period last year, due to lower interest rates earned on invested funds.  Interest expense decreased 13.4% for the three months ended September 30, 2019, compared to the same period last year. The decrease in interest expense for the three months ended September 30, 2019 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings used to effect the Pericom acquisition in the fourth quarter of 2015. Foreign currency (loss) gain, net was a net loss of $0.8 million for the three months ended September 30, 2019, compared to a net loss of $0.7 million for the same period last year.

We recognized an income tax expense of approximately $10.6 million and $13.2 million for the three months ended September 30, 2019 and 2018, respectively. The decrease in income taxes for 2019 compared to 2018 was primarily attributable to the recognition of previously unrecognized tax benefits due to the lapse of the statute of limitations for the 2015 tax year during the third quarter of 2019.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The table below sets forth the consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Nine Months Ended September 30,
	2019	2018
Net sales	100%	100%
Cost of goods sold	(62)	(64)
Gross profit	38	36
Total operating expense	23	24
Income from operations	15	12
Total other expense	-	-
Income before income taxes and noncontrolling interest	15	12
Income tax provision	(3)	(4)
Net income	12	8
Net income attributable to common stockholders	12	8

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)	% Change
Net sales	$947,973	$899,543	$48,430	5.4%
Cost of goods sold	591,528	578,466	13,062	2.3%
Gross profit	356,445	321,077	35,368	11.0%
Total operating expense	217,090	210,455	6,635	3.2%
Interest income	1,780	1,431	349	24.4%
Interest expense	(6,163)	(7,619)	(1,456)	(19.1%)
Foreign currency (loss) gain, net	(1,382)	(3,384)	(2,002)	(59.2%)
Other income	5,056	6,073	(1,017)	(16.7%)
Income tax provision	32,085	31,726	359	1.1%

Net sales increased approximately $48.4 million for the nine months ended September 30, 2019, compared to the same period last year due to continued market share gains.  We experienced record net sales in Europe and record net sales in both the automotive and industrial end markets.  For the nine months ended September 30, 2019, combined net sales in the automotive and industrial markets represented 38.7% of total sales.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
Industrial	28.7%	25.8%
Communications	22.6%	23.3%
Consumer	23.0%	25.6%
Computing	15.7%	16.3%
Automotive	10.0%	9.0%

Cost of goods sold increased approximately $13.1 million for the nine months ended September 30, 2019, compared to the same period last year.  As a percent of sales, cost of goods sold was 62.4% for the nine months ended September 30, 2019 compared to 64.3% for the same period last year. Average unit cost increased approximately 6.7% for the nine months ended September 30, 2019, compared to the same period last year. For the nine months ended September 30, 2019, gross profit increased approximately 11.0% when compared to the same period last year. Gross profit margin for the nine month periods ended September 30, 2019 and 2018 was 37.6% and 35.7%, respectively. The increase in gross profit margin was due to higher revenue contribution from the automotive and industrial markets and our serial-connectivity products, which typically have higher gross profit margins.

Operating expenses for the nine months ended September 30, 2019, increased approximately $6.6 million, or 3.2%, compared to the nine months ended September 30, 2018. SG&A increased approximately $5.4 million and R&D increased approximately $1.8 million. Amortization of acquisition related intangibles decreased $0.3 million. SG&A, as a percentage of sales, was 14.5% and 14.6% for the nine months ended September 30, 2019 and 2018, respectively. R&D, as a percentage of sales, was 7.0% and 7.2% for the nine months ended September 30, 2019 and 2018, respectively.

Interest income increased 24.4% for the nine months ended September 30, 2019, compared to the same period last year, due to interest received on cross currency swaps.  Interest expense decreased 19.1% for the nine months ended September 30, 2019, compared to the same period last year. The decrease in interest expense for the nine months ended September 30, 2019 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings used to effect the Pericom acquisition in the fourth quarter of 2015. Foreign currency (loss) gain, net was a net loss of $1.4 million for the nine months ended September 30, 2019, compared to a net loss of $3.4 million for the same period last year, reflecting the effectiveness of our currency hedges.

We recognized an income tax expense of approximately $32.1 million and $31.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in income taxes for 2019 compared to 2018 was primarily attributable to an increase in pretax book income, partially offset by the recognition of previously unrecognized tax benefits due to the lapse of the statute of limitations for the 2015 tax year during the third quarter of 2019.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $133.4 million. At September 30, 2019, borrowings were $1.0 million and letters of credit were $0.4 million under the Asia credit facilities. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due quarterly on outstanding amounts under the credit lines. In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $19.6 million on a long-term basis from local Taiwan banks in order to make an investment.  The first loan of $4.3 million matures in 2033, while the second loan of $15.3 million matures in 2024.

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

The details of our borrowings outstanding as of September 30, 2019 are set forth in the table below:

Description	Amount outstanding	Interest Rate	Maturity Date
Short-term debt:
Foreign credit lines	$17,086	Libor or other similar indices plus a specified margin	Various during 2019 - 2020

Long-term debt
Notes payable to Bank of Taiwan	4,169	Two-year savings rate +0.1148%	June 2033
Notes payable to CTBC Bank	15,345	TAIBOR 3 month rate +.05%	May 2024
U.S. Credit facility:
Revolving portion	-	Libor + a specified margin	October 2021
Term portion	101,000	Libor + a specified margin	October 2021
Total long-term debt	120,514
Less: Current portion of long-term debt	(31,532)
Less: Unamortized debt issuance costs	(1,043)
Total long-term debt, net of current portion	$87,939

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At September 30, 2019 and December 31, 2018, our working capital was $465.3 million and $480.8 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the nine months ended September 30, 2019 and 2018 were $77.4 million and $64.1 million, respectively.  For the first nine months of 2019 capital expenditures were approximately 8% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  As of September 30, 2019, our foreign subsidiaries held approximately $68.4 million of cash, cash equivalents and investments of which approximately $19.6 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held.  Of this total, $7.6 million is held in China.

As of September 30, 2019, we had short-term investments totaling $7.9 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $62.3 million available for repurchase of outstanding Common Stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended September 30, 2019.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents decreased from $241.1 million at December 31, 2018 to $218.3 million at September 30, 2019.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2019	2018	Change
Net cash flows provided by operating activities	$177,705	$123,928	$53,777
Net cash and cash equivalents used in investing activities	(110,176)	(74,093)	(36,083)
Net cash and cash equivalents used in financing activities	(86,992)	(97,957)	10,965
Effect of exchange rate changes on cash and cash equivalents	(2,614)	(6,039)	3,425
Net decrease in cash and cash equivalents, including restricted cash	$(22,077)	$(54,161)	$32,084

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2019 was $177.7 million.  Net cash flows provided by operating activities resulted from net income of $106.6 million, depreciation and amortization of $81.3 million, share-based compensation of $15.4 million and a decrease in noncash working capital accounts of $25.3 million. Cash flows from operating activities for the nine months ended September 30, 2018 was $123.9 million.  Net cash flows from operating activities resulted from net income of $75.4 million, depreciation and amortization of $76.9 million, share-based compensation of $16.0 million and a decrease in noncash working capital accounts of $43.7 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $110.2 million for the nine months ended September 30, 2019. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $76.1 and the acquisition of GFAB for $33.2 million during the nine months ended September 30, 2019. Net cash and cash equivalents used in investing activities was $74.1 million for the nine months ended September 30, 2018. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $72.2 million during the nine months ended September 30, 2018.

Financing Activities

Net cash and cash equivalents used in financing activities was $87.0 million for the nine months ended September 30, 2019. Net cash used in financing activities in the nine months ended September 30, 2019 consisted primarily of $94.7 million net repayments of long-term debt, taxes paid on net share settlement of $4.4 million and dividend distributions to noncontrolling interests of $2.6 million.  These uses of cash were partially offset by inflows of $7.2 million related to stock option exercises and $6.9 million of net increases in lines of credit and short-term debt. Net cash and cash equivalents used in financing activities was $98.0 million for the nine months ended September 30, 2018. Net cash and cash equivalents used in the nine months ended September 30, 2018 consisted primarily of repayments of long-term debt, net of $104.2 million, taxes paid on net share settlement of $11.1 million, partially offset by proceeds from our short-term lines of credit of $9.2 million, proceeds from a capital contribution in a partially owned subsidiary by a noncontrolling interest of $5.3 million and proceeds received upon the exercise of stock options of $4.9 million.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of September 30, 2019, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as identified in the modified Risk Factors set out below, there have been no material changes to our risk factors from those disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.

System security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected net sales, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions, compromise physical assets, intellectual property, or misappropriate monetary assets or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites or exploit any security vulnerabilities of our websites and information systems. In September 2019, our anti-virus defenses identified a malware infection and brute force password attack. Recovery was accomplished by our internal IT staff. We do not believe that any confidential or proprietary information was exposed or that there was any material impact on production. In response to this cyber-intrusion, we engaged an information technology security company to assess the timetable and scope of the intrusion, identify any weaknesses in our IT systems, and assist in designing security measures to strengthen our protection against, and preparation for identifying and responding to, such attacks. We are reviewing this assessment and have enhanced and continue to enhance our security measures. Specific measures we have taken include strengthening our global network access control to further prevent unauthorized or non-compliant devices from accessing our internal networks and developing policies and procedures to more timely respond to intrusions.

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

On August 23, 2019, in response to China announcing additional tariffs on U.S. products, President Trump instructed the U.S. Trade Representative to increase by 5% the tariffs on approximately $550 billion worth of Chinese imports to the U.S. This would increase the tariff rate on $250 billion worth of Chinese imports, effective October 1, 2019 to 30% and raise the tariff rate to 15% on $300 worth of Chinese imports previously announced, but on September 11, 2019 President Trump announced that the effective date would be extended to October 15, 2019 as “a gesture of goodwill.” On October 12, 2019, President Trump announced that the U.S. would halt the October 15, 2019 tariff increase after positive negotiations with the China representatives in Washington, D.C.

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

On or about August 25, 2019, President Trump advised American companies to seek alternatives to China for the manufacture of their products, citing the U.S. “International Emergency Economic Powers Act of 1977” as a possible basis for applying a sanction of this sort. It is not clear at this time when, whether or in what form, this threat will be put into action, but if it does materialize, our results of operations and financial condition likely will be materially adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Share Swap Agreement, dated as of August 8, 2019, between the Company and Lite-On Semiconductor Corporation	8-K	August 9, 2019	2.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File, formatted in Inline XBRL				X
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

DIODES INCORPORATED
(Registrant)

November 4, 2019	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2019	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)