Form 10-K
period 2019-12-31
DIODES INC /DEL/
filed 2020-02-12
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the 40,839,470 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $36.37 per share of the Common Stock on the Nasdaq Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 4, 2020 was 51,206,969.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

PART I

Item 1.Business.

GENERAL

Diodes Incorporated and its subsidiaries (collectively, the “Company” or “we” or “our”) is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We were incorporated in 1959 in California and reincorporated in Delaware in 1968. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Diodes also has timing, connectivity, switching, and signal integrity solutions for high-speed signals. Our corporate headquarters and Americas’ sales offices are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, and Zhubei City, Taiwan; Oldham, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Oldham; Shanghai, China; and Greenock, Scotland. We have assembly and test facilities located in Shanghai, Jinan, and Chengdu, China; as well as in Hong Kong; Neuhaus; and Taipei. Additional engineering, research and development, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Oldham; Shanghai; Shenzhen and Yangzhou, China; Seongnam-si, South Korea; Munich, Germany; and Tokyo, Japan, with support offices throughout the world.

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

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer electronic devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power-efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 25,000 products, and we shipped approximately 43 billion units in 2019 and 46 billion units in each of 2018 and 2017. From 2015 to 2019, our annual net sales grew from $848.9 million to $1.2 billion, representing a compound annual growth rate of approximately 7%.

BUSINESS OUTLOOK

During 2019, our annual revenue grew $35.1 million or 2.9% from the previous record revenue achieved in 2018. This increase in revenue for 2019 compared to 2018 exhibits progress toward our previously stated goals for 2025 of $2.5 billion in revenue with gross margin of 40%, representing gross profit of $1.0 billion. Acquisitions remain a key part of our growth strategy to reach our revenue goal and in the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of Lite-On Semiconductor Corporation (“LSC”) and its subsidiaries by the Company. At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration payable by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals.  We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement.

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

SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing and distribution facilities. We sell product primarily through our operations in Asia, North America and Europe. See Note 16 of “Notes to Consolidated Financial Statements” of this Annual Report for addition information.

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

Broad customer base and diverse end-markets – Our customers are comprised of leading direct sales customers as well as major electronic manufacturing services (“EMS”) providers. Overall, we serve over 230 direct sales customers worldwide and tens of thousands of additional customers through our 83 distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog and mixed-signal semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as  LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices, as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2019 and 2018, we continued to achieve many significant new design wins with our direct sales customers. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines or companies in order to enhance our product portfolio and accelerate our new product offerings. Since 2006 we have acquired five companies that enhanced our product portfolio, including Pericom Semiconductor Corporation (“Pericom”) in 2015 and in 2019, we acquired from Texas Instruments a 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”).  The acquisition of GFAB not only adds to our existing global footprint, but also provides expanded wafer capacity to support our product growth, in particular for the automotive market.  Acquisitions remain a key part of our growth strategy to reach our revenue goal, and in the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC and its subsidiaries by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration payable by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement.

See “Risk Factors – Part of our growth strategy involves identifying and acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A and Note 20 Note 22 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets *	2019	2018	2017	End product applications
Industrial	28%	26%	23%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HAVC/LED lighting, retrofit bulb
Consumer Electronics	23%	25%	26%	Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches
Communications	23%	24%	25%	Mobile handsets, smartphones, IP in gateways, routers, switches, hubs, fiber optics
Computing	16%	17%	18%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, mass storage, cloud
Automotive	10%	9%	8%	Comfort controls, lighting, audio/video, GPS navigation, satellite radios, electronics
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

CUSTOMERS

We serve over 230 direct customers worldwide, including major direct sales customers and EMS providers. Additionally, we have 83 distribution customers worldwide, through which we indirectly serve tens of thousands of customers. Our customers represent:

(i) leading direct sales customers including a broad range of industries, such as Continental AG, Delta Electronics, Honeywell, Osram, Philips, Arris, Hella, LG Electronics,  Quanta Computer, Seagate, Sagem Communication, and Samsung Electronics; (ii) leading EMS providers, such as Celestica, Flextronics, Hon Hai Precision Industry, Inventec, Jabil Circuit, and Sanmina-SCI, who build end-market products incorporating our semiconductors for companies such as Google, GoPro, Cisco, Dell, EMC, Intel, Microsoft, Thompson, and Roche Diagnostics; and (iii) leading distributors such as Arrow, Avnet, Future Electronics, Rutronik, Yosun Industrial, DigiKey, and Zenitron.

For the years 2019, 2018 and 2017, our direct sales and EMS customers together accounted for 33%, 29% and 32%, respectively, of our net sales. One customer, a broad-based distributor serving thousands of customers, accounted for 10% or more of our net sales in 2019, 2018 and 2017, but not 10% of our outstanding accounts receivable at December 31, 2019 or 2018.  In addition, for information concerning our business with related parties, see “Business – Certain Relationships and Related Party Transactions.”

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

	Percentage of Net Sales
	2019	2018	2017
China	51%	55%	56%
U.S.	8%	10%	8%
Korea	5%	5%	6%
Germany	6%	8%	7%
Singapore	5%	6%	6%
Taiwan	7%	6%	6%
All others	18%	10%	11%
Total	100%	100%	100%

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., the U.K., France, Germany, Korea, Hong Kong, Taiwan and China. We also have independent sales representatives in the U.S., Asia, and Europe. In addition, we have distributors in the U.S., Asia, and Europe. As of December 31, 2019, our direct global sales and marketing organization consisted of approximately 391 employees operating out of 18 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai, Shenzhen, Wuhan, Guangzhou, Jinan, Qingdao, China; Gyeonggi, South Korea; Munich, Frankfurt, Germany; Oldham, U.K.; Tokyo, Japan; and Plano, Texas, USA. As of December 31, 2019, we also had approximately 18 independent sales representative firms marketing our products.

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

MANUFACTURING OPERATIONS AND FACILITIES

We operate two assembly and test facilities located in Shanghai, China, two in Chengdu, China and one in Neuhaus, Germany. We have two 150mm wafer fabrication facilities located in Shanghai, a 150mm wafer fabrication facility located in Oldham, U.K. and GFAB, a 150mm and 200mm capable wafer fabrication facility located in Greenock, Scotland that we acquired in 2019. The acquisition of GFAB not only adds to Diodes’ existing global footprint, but also provides expanded wafer capacity to support our product growth, in particular for the automotive market. One of our Shanghai facilities has completed qualification on the production of 200mm wafers.

In 2010, we entered into an agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). In connection with the agreement with CDHT, we formed a joint venture entity with a Chinese company, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test manufacturing facility in Chengdu, China. We currently own approximately 98% of the equity of the joint venture entity. The CDHT granted the joint venture entity a 50-year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. We believe this arrangement will be a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2019, we have invested in this joint venture approximately $178.3 million, primarily for infrastructure, buildings and equipment-related capital expenditures.

In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration to be paid by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement.

For the years ending December 31, 2019 and 2018, our total capital expenditures were approximately $96.2 million and $79.7 million, respectively. The majority of our capital expenditures are in China.

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

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of new product lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.  Our backlog of orders, based on expected ship date, was $278.7 million at December 31, 2019 and $394.2 million at December 31, 2018.

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

Pericom, acquired by us in 2015, designs, develops and markets high-performance ICs and FCPs used in many of today’s advanced electronic systems. ICs include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products. Pericom’s analog, digital and mixed-signal ICs, together with legacy FCPs enable higher system bandwidth and signal quality, resulting in better operating reliability and signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS devices and digital media players.

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

Our foreign operations expose us to unique intellectual property technology risks compared to a company with fewer or no international operations.  For example, we are exposed to potential cyber security breaches that may target our employees or infrastructure outside the United States.  See “Risk Factors – Risks Related to Our International Operations” in Part I, Item 1A of this Annual Report for a more detailed summary of the intellectual property technology risks associated with our international business operations.

This Annual Report may include trade names and trademarks of other companies. Our use or display of other parties’ trade names, trademarks or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trade names or trademark owners. All trademarks appearing in this Annual Report not owned by us are the property of their holders.

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

EMPLOYEES

As of December 31, 2019, we employed 7,271 employees (including approximately 666 temporary labor or independent contractors).  6,164 of our employees were in Asia, 244 were in the U.S. and 863 were in Europe. The growth in the number of employees is primarily attributable to our acquisition, earlier in 2019, of GFAB. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe are covered by local labor agreements. The decrease from 7,710 total employees in 2018 is due to productivity and operational improvements in our China facilities. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2019, 2018 and 2017, our capital expenditures for environmental controls have not been material.

See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with two related companies: LSC and its subsidiaries and affiliates, and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC owned approximately 15.2% of our outstanding Common Stock as of December 31, 2019. In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC and is subsidiaries by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration to be paid by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement. We conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”).  Keylink is our 5% joint venture partner in our two Shanghai assembly and test facilities.  In addition, Ya Guang is our 2% joint venture partner in one of our Chengdu assembly and test facilities and our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang, other than the joint venture.

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

The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties. For more information concerning our relationships with LSC, Keylink and Nuvoton, see “Risk Factors – One of our external suppliers is also a related party. The loss of this supplier could harm our business, operating results and financial condition.” in Part I, Item 1A and Note 15 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

In 2019, 2018 and 2017, LSC, our largest stockholder, accounted for less than 3% of our silicon wafer supply and our finished goods supply. The loss of LSC as a supplier could materially harm our business, operating results and financial condition. In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration to be paid by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement.

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

A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events, including epidemics and related travel restrictions, such as the recent outbreak of the Coronavirus originating in Wuhan, China. Such disruptions may cause direct injury or damage to our employees and property and related internal controls with significant indirect consequences. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause our customers to seek other suppliers. Such disruptions could have an adverse effect on our operating results and financial condition.

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

A significant part of our growth strategy involves acquiring companies. For example, (i) in 2000, we acquired FabTech, Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into the analog market, (iii) in 2006, we acquired the net operating assets of APD Semiconductor, Inc., (iv) in 2008, we acquired Zetex plc., (v) in 2012, we acquired over 50% of the outstanding common stock of Eris Technology Corporation, (vi) also in 2012, we acquired Power Analog Microelectronics, Inc., (vii) in 2013, we acquired BCD Semiconductor Manufacturing Limited  (viii) in 2015, we acquired Pericom Semiconductor Corporation and (vii) in 2019 we acquired Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland. In addition, in the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC and its subsidiaries by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration to be paid by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement. In addition, from time to time, we may be in various stages of discussions with potential acquisition targets as we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, operating results and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

We currently have a U.S. banking credit facility under which as of December 31, 2019, we had a remaining principal balance of $75.2 million under a term loan, and had nothing drawn on a $250.0 million revolver, ($250.0 million of which remained available as of December 31, 2019), with the possibility of an additional $200.0 million of borrowings. In connection with the LSC acquisition, we expect to incur additional debt through a new bank financing arrangement that could subject the Company to additional interest rate and other risks. In addition to our U.S. banking credit facility we have $13.3 million outstanding under short-term foreign credit facilities.  In addition to U.S. banking credit facility and our short-term foreign credit facilities, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $23.5 million on a long-term basis from local Taiwan banks in order to make an investment.   See “Liquidity and Capital Resources” below and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December, 31, 2019, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by less than $1.0 million, net of the amounts realized from our interest rate swaps.

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

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2019, $75.2 million was outstanding under our U.S. banking credit facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $126.6 million with an unused amount of $111.8 million. In connection with the LSC acquisition, we expect to incur additional debt through a new bank financing arrangement that could subject the Company to additional interest rate and other risks.

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

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai and Chengdu, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. One of our manufacturing facilities and one of our wafer fabrication facilities located in Shanghai are approved for HNTE status for the tax years 2018-2020. In addition, one of our wafer fabrication facilities located in Shanghai was approved for HNTE status for the tax years 2017-2019. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount.  Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

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

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $3.1 million, $1.6 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the twelve months ended December 31, 2019, 2018 and 2017 was approximately $0.06, $0.03 and $0.08, respectively.

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

As of December 31, 2019, the benefit obligation of the plan was approximately $158.7 million and the total assets in such plan were approximately $132.6 million. Therefore, the plan was underfunded by approximately $26.1 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

During the first quarter of 2015, we agreed to a payment plan with the trustees of the defined benefit plan, under which we would make annual contributions each year through 2030, of approximately 2 million British Pounds (“GBP”) (approximately $2.7 million based on a GBP:USD exchange rate of 1.33, effective at December 31, 2019).  The annual contributions were expected to meet the deficit disclosed in the plan as of April 5, 2013, by December 31, 2030.  The trustees are required to review the funding position every three years. Following the pension plan funding valuation as at March 31, 2019, the trustees and the Company have been in discussions regarding a recovery plan with a level of contributions that would result in a plan to recover the deficit by January 1, 2029. Moving the recovery plan from a 2030 deadline to a 2029 deadline could require us to increase our contributions.  This plan has not been finalized. If we fail to reach an agreement with the trustees, as we are required to do every three years, the Pension Regulator in the U.K. could impose contributions on Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, or in limited circumstances could require financial support to be provided to the plan from entities connected or associated with Diodes Zetex Limited or Diodes Zetex Semiconductors Limited. Furthermore, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited remain ultimately liable to fully fund the plan regardless of any failure to agree upon future contributions in respect of a particular actuarial valuation, i.e., if either the plan or those companies were wound up, a debt equal to each company’s share of the entire outstanding deficit at that time (calculated on a statutory conservative basis) would be owed by the relevant company. This could have a material adverse effect on our cash flows, operating results and financial condition.

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

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or those of third parties, create system disruptions, compromise physical assets or intellectual property, or misappropriate monetary assets or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites or exploit any security vulnerabilities of our websites and information systems. Our international operations and business relationships could exacerbate these potential risks. In September 2019, our anti-virus defenses identified a malware infection and brute force password attack. Breach resolution was accomplished by our internal IT staff. We do not believe that any confidential or proprietary information was exposed or that there was any material impact on production. In response to this cyber-intrusion, we engaged an information technology security company to assess the timetable and scope of the intrusion, identify any weaknesses in our IT systems, and assist in designing security measures to strengthen our protection against, and preparation for identifying and responding to, such attacks. We are reviewing this assessment and have enhanced and continue to enhance our security measures. Specific measures we have taken include strengthening our global network access control to further prevent unauthorized or non-compliant devices from accessing our internal networks and developing policies and procedures to more timely respond to intrusions.

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

Cyber and other security problems could originate from within the United States or in foreign countries.  Our foreign operations expose us to additional cyber security risks compared to a company with a smaller international footprint.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located in China. For the twelve months ended 2019 our Asian and European subsidiaries represented approximately 77% of our net sales, while in 2018 and 2017, our Asian and European subsidiaries represented over 85% of our net sales. The decline of net sales in our Asia and European based subsidiaries in 2019 represents a shift in business practices to fulfill more orders from our non-Asia based subsidiaries. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

The United Kingdom exit from the European Union has also created political and economic uncertainty, particularly in the U.K. and the European Union, and this uncertainty may last for years. Our business and operations in the U.K. the European Union, and worldwide could be materially adversely affected by the U.K. exit. Future events as a consequence of the U.K. exit, including stresses within the U.K. itself, may cause significant volatility in global financial markets, including global currency and debt markets, and result in a slowdown in economic activity in the U.K., Europe or globally, which could materially adversely affect our operating results and growth prospects. In addition, our business and operations could be materially adversely affected by new or revised trade agreements between countries in which we have operations or do business, including the U.S., the U.K., the European Union and China, as well as by the possible impositions of tariffs or trade or other regulatory barriers by any nation where we have operations or do business.

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

In May 2019, at the direction of the President of the United States, the United States increased the level of tariffs from 10% to 25% on approximately $200 billion worth of Chinese imports. The President also ordered the U.S. Trade Representative to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion. These tariffs are in addition to the recently imposed new or higher tariffs on specified products imported from China in response to what the U.S. characterizes as unfair trade practices. China responded to the earlier increased tariffs by proposing new or higher tariffs on specified products imported from the United States.  Negotiations between the U.S. and China to resolve the issues that precipitated the impositions of these tariffs are reported to be ongoing, but the situation is dynamic and the timing and nature of any ultimate resolution is currently uncertain. In June 2019, President Trump and Chinese President Xi Jinping agreed that they did not plan more tariffs against each other’s countries, but on August 1, 2019, President Trump announced that on September 1, 2019, the U.S. would put an additional tariff of 10% on $300 billion of goods and products coming from China to the U.S.

On August 23, 2019, in response to China announcing additional tariffs on U.S. products, President Trump instructed the U.S. Trade Representative to increase by 5% the tariffs on approximately $550 billion worth of Chinese imports to the U.S. This would increase the tariff rate on $250 billion worth of Chinese imports, effective October 1, 2019 to 30% and raise the tariff rate to 15% on $300 billion worth of Chinese imports previously announced, but on September 11, 2019 President Trump announced that the effective date would be extended to October 15, 2019 as “a gesture of goodwill.” On October 12, 2019, President Trump announced that the U.S. would halt the October 15, 2019 tariff increase after positive negotiations with the China representatives in Washington, D.C.  On January 15, 2020, the U.S. and China signed a Phase One trade deal pursuant to which, among other things, the U.S. will modify its Section 301 tariff actions (described in this risk factor) in a significant way.

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

On August 25, 2019, President Trump advised American companies to seek alternatives to China for the manufacture of their products, citing the U.S. “International Emergency Economic Powers Act of 1977” as a possible basis for applying a sanction of this sort. It is not clear at this time when, whether or in what form, this threat will be put into action, but if it does materialize our results of operations and financial condition likely will be materially adversely affected.

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

The U.K.’s exit from the European Union (“E.U.”) will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

On June 23, 2016, the U.K. voted to exit from the E.U. (commonly referred to as “Brexit”). The U.K. exited the E.U. on January 31, 2020.  The U.K.’s exit from the E.U. is to be followed by an 11-month transition period to allow the U.K. and the E.U. to finalize new trade, security, data, fishing and transport policies to shape their new relationship. The impacts of the implementation of Brexit and the resulting relationship between the U.K. and the E.U. are uncertain for companies doing business both in the U.K. and the overall global economy. The U.K. vote impacted global markets, including various currencies, and resulted in a sharp decline in the value of the British Pound as compared to the U.S. dollar and other major currencies.  The fluctuation of currency exchange rates may expose us to gains and losses on non-U.S. currency transactions. Volatility in the securities markets and in currency exchange rates may continue as the U.K. and the E.U. finalize the new trade, security data, fishing and transport policies. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.

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

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2019 approximately 51% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

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

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2019, we had undistributed earnings from non-U.S. operations of approximately $913 million (including approximately $115 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $425 million of this total.  Additional Chinese withholding taxes of approximately $46 million would be required should the $425 million of such earnings be distributed out of China as dividends.

We could be adversely affected by the compromise or theft of our technology, know-how, data or intellectual property or a requirement that we yield rights in technology, know-how, data stored in foreign jurisdictions or intellectual property that we use in such foreign jurisdictions.

In general, we rely on the intellectual property and unfair competition laws and contractual restrictions to protect our technology, know-how, data and intellectual property in the foreign jurisdictions in which we operate. We believe our technology, know-how, data and other intellectual property rights are important to our success. Any unauthorized use of our technology, know-how, data and other intellectual property rights could harm our competitive advantages and business. For example, some jurisdictions have not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk of doing business in such jurisdictions. The measures we take to protect our intellectual property rights may not be adequate. Furthermore, the application of laws governing intellectual property rights in certain foreign jurisdictions is uncertain and evolving, and could involve substantial risks to us. Infringement of our patents or required technology or know-how transfers to foreign entities could create competition for us, and such competition could have a material adverse effect on our longer-term profitability and success.

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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 21% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2019. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 15.2% (approximately 7.8 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock. In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration to be paid by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals.  We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement.

Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, a member of our Board of Directors and our President and Chief Executive Officer, is a board member of LTC and a board member of Nuvoton. Several of our directors and executive officers may own LSC common stock or hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In 2019, 2018 and 2017, LSC accounted for less than 3% of our silicon wafer supply and our finished good’s supply. Prior to the consummation of our acquisition of LSC, we may have difficulty resolving any potential conflicts of interest with LSC, and even if we do, the resolution may be less favorable than if we were dealing with an unrelated third party.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.Properties.

Our corporate headquarters are located in Plano, Texas.  As of December 31, 2019, we own approximately 4.0 million square feet of property and lease approximately 3.1 million square feet of property, with leases expiring at various times between 2020 and 2028 and with land rights expiring in 2056.  We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. The table below sets forth the largest of the properties either owned or leased by the Company:

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, TX	41,780
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321
Land use right/Manufacturing facilities/Administrative office/R&D center/Logistics	China - Chengdu	1,689,474
Regional sales office/R&D center/Warehouse	China - Hong Kong	360,395
Administrative office/Land use right/manufacturing facility/R&D center	China - Jinan, Shandong	1,059,907
Manufacturing facility/R&D center/Logistics/Dormitory/Manufacturing facility/Sales/Administrative office/Land use right	China - Shanghai	2,322,424
Regional sales office	China - Shenzhen	17,318
Administrative office/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Manufacturing facility/R&D center/Logistics/Administrative office	Scotland, Greenock	318,782
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	120,441
R&D center	Taiwan - Hsinchu	25,372
Regional sales office/Administrative office/Logistics/Regional Sales/Logistics	Taiwan - Taipei	52,348
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	78,899

We believe our current facilities are adequate for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods. In addition, our foreign operations expose us to unique intellectual property technology risks compared to a company with fewer or no international operations.  Such risks could lead to litigation or other disputes that would not be applicable to a company with limited or no international operations and could have a material and adverse effect on our financial condition and results of operations.  See “Risk Factors – Risks Related to Our International Operations” in Part I, Item 1A of this Annual Report for a more detailed summary of the intellectual property technology risks associated with our international business operations.

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

Holders

As of February 4, 2020, the approximate number of common stockholders was 237.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2020 definitive proxy statement, which we expect to file with the SEC in April 2020, in Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2019. The graph is not necessarily indicative of future price performance.

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

December 2019
		2014	2015	2016	2017	2018	2019
Diodes Incorporated	Return %		(16.65)	11.71	11.69	12.52	74.74
	Cum $	100	83.35	93.11	103.99	117.01	204.46

NASDAQ Industrial Index	Return %		9.56	9.47	25.21	(1.13)	27.17
	Cum $	100	109.56	119.94	150.18	148.47	188.81

NASDAQ Composite-Total Returns	Return %		6.96	8.87	29.64	(2.84)	36.69
	Cum $	100	106.96	116.45	150.96	146.67	200.49

Issuer Purchases of Equity Securities

During the fourth quarter of 2019, the Company did not repurchase any shares of its Common Stock. During November 2015, the Company’s board of directors authorized a share repurchase plan to repurchase up to an aggregate of $100 million of the Company’s outstanding common stock.  This repurchase plan expired December 31, 2019, and was not renewed.

Item 6. Selected Financial Data.

The following selected consolidated financial data for the fiscal years ended December 31, 2015 through 2019, is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain immaterial amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2019 financial statement presentation.

(In thousands, except per share data)	Twelve Months Ended December 31,
Statement of Income Data	2019	2018	2017	2016	2015
Net sales	$1,249,130	$1,213,989	$1,054,204	$942,162	$848,904
Gross profit	465,807	435,276	356,776	286,923	248,583
Gain (loss) on disposal of fixed assets	24,429	636	245	(69)	59
Total operating expenses	265,199	280,794	277,367	248,932	206,481
Income from operations	200,608	154,482	79,409	37,991	42,102
Net income (loss) attributable to common stockholders	153,250	104,021	(1,805)	15,935	24,274
Earnings (loss) per share attributable to common stockholders
Basic	3.02	2.09	(0.04)	0.33	0.50
Diluted	2.96	2.04	(0.04)	0.32	0.49
Number of shares used in computation:
Basic	50,787	49,841	48,824	48,597	48,210
Diluted	51,860	50,935	48,824	49,789	49,500

	As of December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Total assets	$1,639,384	$1,526,371	$1,488,673	$1,528,552	$1,598,827
Working capital	524,637	480,814	415,162	547,409	570,888
Long-term debt, net of current portion	64,401	186,143	247,492	413,126	453,738
Total Diodes Incorporated stockholders' equity	1,106,424	931,463	831,504	776,019	795,345

	Twelve Months Ended December 31,
Cash Flow Data	2019	2018	2017	2016	2015
Net cash and cash equivalents provided by operating activities	$229,772	$185,566	$181,123	$124,742	$118,111
Capital expenditures	98,505	87,507	111,161	58,549	133,244

In addition, during the periods presented we made the following acquisitions considered significant to our operations. In 2015 we acquired Pericom and in 2019 we acquired GFAB. In addition, in the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC by the Company.  We anticipate closing the LSC acquisition in the second half of 2020.

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

This discussion and analysis does not address certain items in respect of fiscal 2017 in reliance on amendments to disclosure requirements adopted by the SEC in 2019. A discussion and analysis of fiscal 2017 may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019, and such discussion and analysis is hereby incorporated into this Form 10-K by this reference .

Summary of the Twelve Months Ended December 31, 2019

•	Revenue grew to a record $1.25 billion, an increase of 2.9% over the $1.21 billion in 2018;
•	Gross profit was a record $465.8 million, a 7.0% increase, compared to the $435.3 million in 2018;
•	Gross margin improved 140 basis points to a record 37.3% from 35.9% in 2018;
•	Operating income increased 29.9% to a record $200.6 million, or 16.1% of revenue, compared to $154.5 million, or 12.7%, of revenue in 2018;
•	Net income was a record $153.3 million, or $2.96 per diluted share, compared to $104.0 million, or $2.04 per share, in 2018; and
•

Achieved $229.8 million cash flow from operations.  We had $98.5 million of capital expenditures, or 7.9% of revenue. Net cash flow was a positive $17.7 million, which includes the net pay down of $117.3 million of long-term debt.

Summary of the Twelve Months Ended December 31, 2018

•	Revenue grew to a record $1.2 billion, an increase of 15.2% over the $1.05 billion in 2017;
•	Gross profit was a record $435.3 million, a 22.0% increase, compared to the $356.8 million in 2017;
•	Gross margin improved 210 basis points to 35.9% from 33.8% in 2017;
•	Operating income increased to a record $154.5, or 12.7% of revenue, compared to 7.5%, in 2017;
•	Net income was a record $104.0 million, or $2.04 per diluted share, compared to a net loss of ($1.8) million, or ($0.04) per share, in 2017; and
•

Achieved $185.6 million cash flow from operations.  We had $87.5 million of capital expenditures, or 7.2% of revenue. Net cash flow was a positive $36.6 million, which includes the net pay down of $56.8 million of long-term debt.

Business Outlook and Factors Relevant to Our Results of Operations

We continue to pursue our previously announced goals of achieving revenue of $2.5 billion and gross margin of 40%, representing gross profit of $1.0 billion, all by 2025. Acquisitions will continue to be a key part of our growth strategy to reach our 2025 revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. In April 2019, the Company announced the completion of the acquisition of GFAB.  In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration to be paid by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement.  See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Research and development

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities in China and the U.K. and our manufacturing facilities in Taiwan and China, as well as with our engineers in the U.S. and Taiwan. All research and development expenses are expensed as incurred.

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

Income tax provision

Our global presence requires us to pay income taxes in a number of jurisdictions. See Note 12 of “Notes to Consolidated Financial Statements” for additional information.

Net income attributable to noncontrolling interest

This represents the minority investors’ share of our subsidiaries’ earnings.

Net income attributable to common stockholders

Net income attributable to common stockholders is net income less net income attributable to noncontrolling interest.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	(62.7)	(64.1)
Gross profit	37.3	35.9
Operating expenses	(21.2)	(23.2)
Income from operations	16.1	12.7
Interest income	0.2	0.2
Interest expense	(0.6)	(0.8)
Foreign currency (loss) gain, net	(0.3)	(0.3)
Other income (expenses)	0.6	0.6
Income before income taxes and noncontrolling interest	15.9	12.4
Income tax provision	3.5	3.7
Net income	12.3	8.7
Net (income) loss attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to common stockholders	12.3	8.6

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

	Twelve Months Ended
	December 31,
	2019	2018	Increase/(Decrease)	% Change
Net sales	$1,249,130	$1,213,989	$35,141	2.9%
Cost of goods sold	783,323	778,713	4,610	0.6%
Gross profit	465,807	435,276	30,531	7.0%
Operating expenses
Selling, general and administrative	181,343	176,197	5,146	2.9%
Research and development	88,517	86,286	2,231	2.6%
Amortization of acquisition-related intangible assets	18,041	18,351	(310)	(1.7%)
Impairment of fixed assets	-	390	(390)	(100.0%)
Restructuring	-	206	(206)	(100.0%)
Gain on disposal of fixed assets	(24,429)	(636)	(23,793)	N/A
Other operating income	1,727	-	(1,727)	N/A
Other income (expense)
Interest income	2,189	1,978	211	10.7%
Interest expense	(7,893)	(9,901)	(2,008)	(20.3%)
Foreign currency loss	(3,737)	(3,701)	36	1.0%
Other income	7,079	7,104	(25)	(0.4%)
Income tax provision	44,131	44,556	(425)	(1.0%)

Net Sales

Net sales increased for the twelve months ended December 31, 2019, compared to the same period last year due to growth in our automotive and industrial markets combined with growth in our frequency control products.

The table below sets forth our revenue as a percentage of total revenue by end-user market:

	Twelve Months Ended
	December 31,
	2019	2018	2017
Industrial	28%	26%	23%
Consumer electronics	23%	25%	26%
Communications	23%	24%	25%
Computing	16%	17%	18%
Automotive	10%	9%	8%

Cost of Goods Sold

Cost of goods sold increased approximately $4.6 million for the twelve months ended December 31, 2019 compared to the same period last year, primarily as a result of our increased sales. As a percent of sales, cost of goods sold was 62.7% for the twelve months ended December 31, 2019, compared to 64.1% for the same period last year. Average unit cost increased 7.4% for the twelve months ended December 31, 2019, compared to the same period last year, due to the sale of higher margin products and increased production facility utilization. For the twelve months ended December 31, 2019, gross profit increased approximately 7.0% when compared to the same period last year. Gross profit margin for the twelve month periods ended December 31, 2019 and 2018, was 37.3% and 35.9%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2019 decreased approximately $15.6 million, or 5.6%, compared to the same period last year.  A significant contributing factor to this decrease was a $24.3 million one-time gain we realized upon selling land.  The land was acquired in past years in anticipation of building a new corporate headquarters building.  The Company determined its current headquarters was adequate and disposed of the land in the fourth quarter of 2019.  Selling, general and administrative expenses (“SG&A”) increased approximately $5.1 million.  The increase in SG&A was driven by increases in salaries and benefits, consulting and legal fees, partially offset by decreases in other SG&A expense categories. Research and development expenses (“R&D”) increased approximately $2.2 million, tracking with the increase in sales.  Amortization of acquisition-related intangibles decreased approximately $0.3 million reflecting the overall reduction in the balance of intangible assets subject to amortization.  SG&A, as a percentage of sales, was 14.5% for both twelve-month periods ended December 31, 2019 and 2018. R&D, as a percentage of sales, was 7.1% for both twelve-month periods ended December 31, 2019 and 2018.

Other (expense)/income

Interest income increased $0.2 million for the twelve months ended December 31, 2019, due to a higher amount of invested funds.  Interest expense decreased $2.0 million or 20.3% for the twelve months ended December 31, 2019, due to lower levels of debt partially offset by higher interest rates on the floating rate portions or our debt.  Foreign currency losses were relatively flat during the twelve months ended December 31, 2019.

Income tax provision

We recognized income tax expense of approximately $44.1 million for the twelve months ended December 31, 2019, and income tax expense of approximately $44.6 million for the twelve months ended December 31, 2018, resulting in effective income tax rates of 22.3 % and 29.7%, respectively. The decrease in the effective tax rate for 2019 compared to 2018 is primarily attributable to increased net favorable U.S. permanent book-tax differences resulting from enactment of the Tax Cuts and Jobs Act in December 2017.Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes.  As of December 31, 2019, our foreign subsidiaries held approximately $261 million of cash, cash equivalents and investments of which approximately $60 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, funds from operations and, if necessary, borrowings under our credit facilities.

Liquidity requirements

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund ongoing operations. For 2019 and 2018 our working capital was $524.6 million and $480.8 million, respectively. In 2019, our working capital increased due to increases in cash and accounts receivable, reflecting our increased sales. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

Short-term investments

As of December 31, 2019, we had short-term investments of approximately $4.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase.  The decrease from $7.5 million in 2018, to $4.8 million in 2019 reflects the use of these investments to reduce our debt levels. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $126.6 million. At December 31, 2019, borrowings were $13.3 million and letters of credit were $1.4 million under the Asia credit facilities. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due quarterly on outstanding amounts under the credit lines.

Long-term debt

We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan.  The U.S. Credit Facility matures October 26, 2021.  The remaining portion of the term loan included in the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $6.3 million per quarter in the first three quarters of 2019 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may, from time to time, request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  The obligations of the Company and the other borrowers under the U.S. Credit Facility are secured by substantially all of the assets of the Company, including controlling interests in its first-tier subsidiaries, and by specified assets of certain of its subsidiaries.  In addition to our U.S. Credit Facility, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $23.5 million on a long-term basis from local Taiwan banks in order to make an investment.  The first loan of $4.3 million matures in 2033, while the second loan of $19.2 million matures in 2024. See Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

Capital expenditures and investments

In 2019 and 2018, our capital expenditures were approximately $96.2 million and $79.7 million, respectively, which includes approximately $9.3 million and $10.2 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2019 and 2018, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our office buildings. Capital expenditures in 2019 were approximately 7.7% of our net sales.

In 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test facility in Chengdu, China. In December 2016, we increased our investment and currently own approximately 98% of the joint venture entity. The CDHT granted the joint venture a 50 year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. We believe that this will be a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2019, we have invested $178.3 million in this joint venture, primarily for infrastructure, buildings and equipment related capital expenditures.

Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of December 31, 2019, restricted cash of $1.1 million was pledged as collateral for issuance of bank acceptance notes and letters of credit.

Our foreign operations expose us to unique intellectual property technology risks compared to a company with fewer or no international operations.  For example, we are exposed to potential cyber security breaches that may target our employees or infrastructure outside the United States.  These risks may result in material and adverse impacts on our financial condition and results of operations.  See “Risk Factors – Risks Related to Our International Operations” in Part I, Item 1A of this Annual Report for a more detailed summary of the intellectual property technology risks associated with our international business operations.

Discussion of Cash Flows

Cash and cash equivalents, including restricted cash, increased approximately $17.7 million to $259.5 million in 2019 from $241.8 million in 2018.  The table below sets forth summary information from our statements of cash flows:

	Twelve Months Ended December 31,
	2019	2018	Change
Net cash provided by operating activities	$229,772	$185,566	$44,206
Net cash used by investing activities	(100,426)	(88,944)	(11,482)
Net cash used by financing activities	(112,432)	(51,911)	(60,521)
Effect of exchange rates on cash and cash equivalents, including restricted cash	760	(8,078)	8,838
Net increase (decrease) in cash and cash equivalents, including restricted cash	$17,674	$36,633	$(18,959)

Operating Activities

Net cash provided by operating activities for 2019 was approximately $229.8 million, due primarily to $154.1 million of net income, $109.6 million in depreciation and amortization of intangible assets, $20.5 million from non-cash share-based compensation, and a $9.9 million increase in deferred income taxes.  These increases were partially offset by a gain of $24.4 million related to the disposal of property, plant and equipment and a net decrease in operating capital assets and liabilities of $40.3 million.

Investing Activities

Net cash used by investing activities for 2019 was approximately $100.4 million, due primarily to $98.5 million used for purchases of property, plant and equipment and $33.0 used for acquisitions.  These uses of cash for investing was partially offset by proceeds from the sale of property, plant and equipment of $29.4 million.

Financing Activities

Net cash used in financing activities for 2019 was approximately $112.4 million, due primarily to the net repayment of long-term debt of $117.3 million, payment of taxes on net share settlement of $4.4 million related to vesting of Diodes stock awards and the payment of dividends to noncontrolling interest of $3.8 million,.  These uses of cash were partially offset by the receipt of $11.9 million from the exercise of stock options.

Debt instruments

The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).

As of December 31, 2019, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $111.8 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $23.5 million on a long-term basis from local Taiwan banks in order to make an investment.  The first loan of $4.3 million matures in 2033, while the second loan of $19.2 million matures in 2024. At December 31, 2019, $13.3 million was outstanding under these lines of credit. See “Liquidity and Capital Resources” above and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2019 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Debt	$98,641	$33,102	$48,523	$14,260	$2,756
Interest on long-term debt [1]	3,528	1,954	1,150	387	37
Operating leases	43,692	13,779	18,042	6,970	4,901
Finance leases	1,060	922	138	-	-
Defined benefit obligations	27,310	2,731	5,462	5,462	13,655
Purchase obligations	93,611	93,611	-	-	-
Total obligations	$267,842	$146,099	$73,315	$27,079	$21,349
(1)

Interest on long-term debt assumes there are no changes in current interest rates and no changes in long-term debt from the balance outstanding as of December 31, 2019, other than required principal payments.  The Revolver and Term Loan mature in October 2021.

Tax liabilities are not included in the above contractual obligations as we cannot make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 12 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. In addition to these purchase commitments, we have equity investment obligations for our Chengdu facilities of $25 million for 2020, and capital investment obligations of $25 million for 2020 and $16 million for 2021.

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

We record allowances/reserves for the following items: (i) ship and debit, which arise when we, from time to time based on market conditions, issue credit to certain distributors upon their shipments to their end customers; (ii) stock rotation, which are contractual obligations that permit certain distributors, up to four times a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order; and (iii) price protection, which arise when market conditions cause average selling prices to decrease and we issue credit to certain distributors on their inventory.  Ship and debit accruals comprise both claims in process and anticipated claims arising from the eventual sale of distribution inventory that is subject to claim activity.  Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities.

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

Foreign Currency Transaction Risk

We are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December, 31, 2019, if the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of approximately $1.0 million (partially offset by any foreign currency hedges). Net foreign exchange transaction gains (or losses) are included in other income and expense.

Foreign Currency Translation Risk

For our subsidiaries that maintain their books in a foreign currency, fluctuations in that foreign currency will impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. All elements of the subsidiaries’ financial statements, except for stockholders’ equity accounts, are translated using a currency exchange rate. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets, which are accumulated in this account until sale or liquidation of the foreign entity investment, at which time they are reported as adjustments to the gain or loss on sale of investment.

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

As of December 31, 2019, the plan was underfunded and a liability of approximately $26.1 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $45.9 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $0.5 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2019, was 2.0%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $0.5 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $5.6 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1.1 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors – Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense.  Through the use of financial instruments, we have hedges in place designed to offset the interest rate risk for $200.0 million of floating rate debt.  As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2019, our outstanding principal debt included $75.2 million outstanding under our revolving senior credit facility and term loan, $13.3 million outstanding under foreign long term liabilities and $1.4 million used for import and export guarantees and bank acceptance notes. Based on our debt balances at December, 31, 2019, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by less than

$1.2 million, net of the amounts realized from our interest rate swaps. See “Risk Factors,” – “We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2019. A significant increase in inflation could affect future performance.

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

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation as of December 31, 2019, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2019, for our annual stockholders’ meeting for 2020 (the “Proxy Statement”).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As disclosed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current year audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee of the Company’s board of directors and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Ship and Debit Reserve

As described in Note 1, the Company records reserves related to estimated customer incentives, such as “ship and debit”, which arise when the Company, from time to time based on market conditions, issue credits to certain distributors upon their shipments to their end customers. The ship and debit reserve comprehends both claims in process and anticipated claims arising from the eventual sale of distribution inventory that is subject to claim activity. The Company performs a look-back analysis of revenues and credits issued to distributors. Using their look-back analysis, the Company adjusts their assumptions and estimated reserves each quarter. The resulting ship and debit reserve is recorded as a reduction to net sales with a corresponding reduction to accounts receivable, and approximated $40.0 million as of December 31, 2019.

We identified the ship and debit reserve as a critical audit matter. Estimating the reserve involves the application of models using assumptions including historical customer ship and debit credit rates and credit lag times on such revenues. These assumptions could be affected by current and future economic and market conditions.

The primary procedures we performed to address this critical audit matter included:

•

Obtaining an understanding, evaluating the design and testing the operating effectiveness of internal controls over the measurement of the ship and debit reserve, including testing controls over management’s review of the reserve calculation and the underlying assumptions used to develop the estimate.

•	Testing select distributor balances.
•	Vouching revenues and ship and debit credits to supporting documents.
•

Evaluating the reasonableness of management’s assumptions by comparing the significant assumptions used to historical customer trends and current industry and market trends, including testing the completeness and accuracy of the underlying data.

•	Performing sensitivity analyses on the significant assumptions to evaluate the potential changes in the ship and debit reserve that would result from changes in the assumptions.

/s/ Moss Adams LLP

Los Angeles, California

February 11, 2020

We have served as the Company’s auditor since 1993.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$258,390	$241,053
Short-term investments	4,825	7,499
Accounts receivable, net of allowances of $4,866 and $4,102 at December 31, 2019 and 2018, respectively	260,322	228,405
Inventories	236,472	215,435
Prepaid expenses and other current assets	49,950	42,446
Total current assets	809,959	734,838
Property, plant and equipment, net	469,574	446,835
Deferred income tax	17,516	31,652
Goodwill	141,318	132,437
Intangible assets, net	119,523	137,935
Other long-term assets	81,494	42,674
Total assets	$1,639,384	$1,526,371

Liabilities
Current liabilities:
Line of credit	$13,342	$10,254
Accounts payable	122,148	117,808
Accrued liabilities	100,571	82,605
Income tax payable	16,156	15,744
Current portion of long-term debt	33,105	27,613
Total current liabilities	285,322	254,024
Long-term debt, net of current portion	64,401	186,143
Deferred tax liabilities	16,333	17,993
Other long-term liabilities	120,545	90,779
Total liabilities	486,601	548,939

Commitments and contingencies (See Note 17)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 51,206,969 and 50,221,035, issued and outstanding at December 31, 2019 and 2018, respectively	35,111	34,454
Additional paid-in capital	427,262	399,915
Retained earnings	789,958	636,708
Treasury stock, at cost, 1,457,206 shares held at December 31, 2019 and 2018	(37,768)	(37,768)
Accumulated other comprehensive loss	(108,139)	(101,846)
Total stockholders' equity	1,106,424	931,463
Noncontrolling interest	46,359	45,969
Total equity	1,152,783	977,432
Total liabilities and stockholders' equity	$1,639,384	$1,526,371

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2019	2018	2017
Net sales	$1,249,130	$1,213,989	$1,054,204
Cost of goods sold	783,323	778,713	697,428
Gross profit	465,807	435,276	356,776
Operating expenses
Selling, general and administrative	181,343	176,197	168,590
Research and development	88,517	86,286	77,877
Amortization of acquisition-related intangible assets	18,041	18,351	18,798
Impairment of fixed assets	-	390	2,211
Restructuring	-	206	10,137
Gain on disposal of fixed assets	(24,429)	(636)	(245)
Other operating expense (income)	1,727	-	(1)
Total operating expenses	265,199	280,794	277,367
Income from operations	200,608	154,482	79,409
Other income (expense)
Interest income	2,189	1,978	1,475
Interest expense	(7,893)	(9,901)	(13,448)
Foreign currency loss, net	(3,737)	(3,701)	(7,995)
Other income	7,079	7,104	3,150
Total other expense	(2,362)	(4,520)	(16,818)
Income before income taxes and noncontrolling interest	198,246	149,962	62,591
Income tax provision	44,131	44,556	62,325
Net income	154,115	105,406	266
Less: net income attributable to noncontrolling interest	(865)	(1,385)	(2,071)
Net income (loss) attributable to common stockholders	$153,250	$104,021	$(1,805)

Earnings (loss) per share attributable to common stockholders
Basic	$3.02	$2.09	$(0.04)
Diluted	$2.96	$2.04	$(0.04)

Number of shares used in computation
Basic	50,787	49,841	48,824
Diluted	51,860	50,935	48,824

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Net income	$154,115	$105,406	$266
Unrealized (loss) gain on defined benefit plan, net of tax	(4,142)	3,440	(4,897)
Unrealized (loss) gain on interest rate swap, net of tax	(3,652)	737	1,018
Unrealized foreign currency gain (loss), net of tax	1,501	(22,543)	33,065
Comprehensive income	147,822	87,040	29,452
Less: Comprehensive income attributable to noncontrolling interest	(865)	(1,385)	(2,071)
Total comprehensive income attributable to common stockholders	$146,957	$85,655	$27,381

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
(Amounts in thousands)	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2016	49,376	$32,919	(1,157)	$(29,023)	$354,574	$530,215	$(112,666)	$776,019	$44,448	$820,467
Total comprehensive income	-	-	-	-	-	(1,805)	29,186	27,381	2,071	29,452
Noncontrolling interests	-	-	-	-	(165)	-	-	(165)	641	476
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(4,746)	(4,746)
Adoption of new accounting standard, ASU 2016-09	-	-	-	-	771	4,277	-	5,048	-	5,048
Common stock issued for share-based plans	1,211	808	-	-	12,798	-	-	13,606	-	13,606
Stock buyback	-	-	(300)	(8,745)	-	-	-	(8,745)	-	(8,745)
Share-based compensation	-	-	-	-	18,638	-	-	18,638	-	18,638
Tax related to net share settlement	-	-	-	-	(278)	-	-	(278)	-	(278)
Balance, December 31, 2017	50,587	$33,727	(1,457)	$(37,768)	$386,338	$532,687	$(83,480)	$831,504	$42,414	$873,918
Total comprehensive income	-	-	-	-	-	104,021	(18,366)	85,655	1,385	87,040
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	4,902	4,902
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,732)	(2,732)
Common stock issued for share-based plans	1,091	727	-	-	4,134	-	-	4,861	-	4,861
Share-based compensation	-	-	-	-	20,736	-	-	20,736	-	20,736
Tax related to net share settlement	-	-	-	-	(11,293)	-	-	(11,293)	-	(11,293)
Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	153,250	(6,293)	146,957	865	147,822
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	3,343	3,343
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(3,818)	(3,818)
Common stock issued for share-based plans	986	657	-	-	11,244	-	-	11,901	-	11,901
Share-based compensation	-	-	-	-	20,535	-	-	20,535	-	20,535
Tax related to net share settlement	-	-	-	-	(4,432)	-	-	(4,432)	-	(4,432)
Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$154,115	$105,406	$266
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	91,543	86,291	76,883
Amortization of intangibles	18,041	18,353	18,798
Amortization of debt issuance costs	521	522	514
Share-based compensation	20,535	20,736	18,609
Gain on disposal of property, plant and equipment	(24,429)	(636)	1,969
Deferred income taxes	9,904	3,674	25,326
Other	(187)	(2,335)	(1,814)
Changes in operating assets:
Accounts receivable	(30,775)	(29,478)	22,261
Inventories	(11,325)	(2,154)	(17,199)
Prepaid expenses and other current assets	(6,630)	(11,119)	1,494
Changes in operating liabilities:
Accounts payable	3,513	9,977	17,313
Accrued liabilities	7,369	(13,445)	13,079
Other liabilities	(2,694)	345	4,495
Income taxes payable (refundable)	271	(571)	(871)
Net cash and cash equivalents provided by operating activities	229,772	185,566	181,123

Investing Activities
Acquisitions, net of cash acquired	(33,028)	(41)	-
Purchases of short-term investments	(19,271)	(15,901)	(12,205)
Sales of short-term investments	21,847	12,576	38,600
Purchases of property, plant and equipment	(98,505)	(87,507)	(111,161)
Proceeds from sales of property, plant and equipment	29,366	429	1,219
Receipt of subsidies and grants	-	-	6,968
Other	(835)	1,500	(2,333)
Net cash and cash equivalents used in investing activities	(100,426)	(88,944)	(78,912)

Financing Activities
Advances on lines of credit and short-term debt	9,954	9,151	3,375
Repayments on lines of credit and short-term debt	(7,362)	(2,797)	(2,391)
Taxes related to net share settlement	(4,432)	(11,294)	(278)
Net proceeds from the issuance of common stock	11,901	4,862	13,606
Proceeds from long-term debt	405,540	465,656	44,500
Debt issuance costs	(223)	-	(111)
Repayments of long-term debt	(522,860)	(522,473)	(204,374)
Repayments of finance lease obligations	(1,082)	1,198	(587)
Purchase of treasury stock	-	-	(8,745)
Capital contribution from noncontrolling interest	-	6,255	-
Dividend distribution to noncontrolling interest	(3,818)	(2,694)	(5,754)
Other	(50)	225	2,575
Net cash and cash equivalents used in financing activities	(112,432)	(51,911)	(158,184)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	760	(8,078)	11,461
Increase (decrease) in cash and cash equivalents, including restricted cash	17,674	36,633	(44,512)
Cash and cash equivalents, beginning of year, including restricted cash	241,833	205,200	249,712
Cash and cash equivalents, end of year, including restricted cash	$259,507	$241,833	$205,200

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$7,235	$9,962	$13,547
Income taxes	$37,158	$33,265	$30,447

Non-cash activities:
(Increase) decrease property, plant and equipment purchased on accounts payable	$2,260	$7,766	$(14,081)
Decrease (increase) in dividend accrued for noncontrolling interest	$-	$-	$1,008

The following table provides a reconciliation between cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Twelve Months Ended December 31,
	2019	2018	2017
Current Assets:
Cash and cash equivalents	$258,390	$241,053	$203,820
Restricted cash (included in other current assets)	1,117	780	1,380
Total cash, cash equivalents and restricted cash	$259,507	$241,833	$205,200

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

Significant Accounting Policies

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

Revenue recognition – Effective January 1, 2018, we adopted the comprehensive new revenue recognition standard ASC 606. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method. There was no change in our revenue reported for the twelve months ended December 30, 2017. The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the twelve months ended December 31, 2018.

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

We record allowances/reserves for a number of items.  The following items are the largest dollar items for which we record allowances/reserves, with ship and debit making up the vast majority: (i) ship and debit, which arise when we issue credit to certain distributors upon their shipments to their end customers; (ii) stock rotation, which are contractual obligations that permit certain distributors, up to four times a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order; and (iii) price protection, which arise when market conditions cause average selling prices to decrease and we issue credit to certain distributors on their inventory. Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves and price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities.

We also assess our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience, their financial condition and the condition of the global economy and financial markets. Payment terms and conditions typically vary depending on negotiations with the customer.

Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $163.9 million, $158.8 million and $158.1 million in 2019, 2018 and 2017, respectively.

Product warranty – We generally warrant our products for a period of one year from the date of sale. Historically, warranty expense has not been material.

Cash, cash equivalents, and short-term investments – We consider all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions.  We hold short-term investments consisting of time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.  See Note 3 below for additional information regarding fair value of financial instruments.

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $4.9 million at December 31, 2019 and $4.1 million at December 31, 2018.

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

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  Diodes has one operating segment. No goodwill impairment occurred in 2019, 2018, or 2017. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2019, we expect the remaining carrying value of assets to be recoverable. During 2017, we recognized an impairment of long-lived assets related to the KFAB fixed assets.  See Note 19 below for additional information related to the KFAB shut down.

Business combinations – The Company recognizes all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.  During the normal course of business the Company makes acquisitions. In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided.  See Note 20 for additional information regarding business combinations.

Income taxes – Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2019 and 2018, respectively.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $13.9 million, $14.8 million and $15.2 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively.

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

Share-based compensation – We use the Black-Scholes-Merton model to determine the fair value of stock options on the date of grant and recognize compensation expense for stock options on a straight-line basis. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense is recognized on a straight-line basis over the requisite four-year service period.  Performance stock units are measured based on the fair market value of the underlying stock on the date of grant and compensation expense is recognized over the three-year performance period, with adjustments made to the expense to recognize the probable payout percentage.

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

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange losses of approximately $3.7 million for both twelve month periods ended December, 31, 2019 and 2018 and approximately $ 8.0 million for the twelve months ended December 31, 2017.

Defined benefit plan – We maintain plans covering certain of our employees in the U.K. The overfunded or underfunded status of pension and postretirement benefit plans are recognized on the balance sheet. Actuarial gains and losses, and prior service costs or credits, are recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.  The expected long-term return on plan assets was determined based on historical and expected future returns of the various asset classes. The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve its expected long-term return and is currently invested in a variety of funds representing most standard equity and debt security classes. Trustees of the plan may make changes at any time.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $108.1 million, $101.8 million and $83.5 million at December 31, 2019, 2018 and 2017, respectively.

As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2019	2018
Unrealized foreign currency losses	$(63,053)	$(64,553)
Unrealized gain on interest rate swap, net of tax	$(391)	$3,261
Unrealized loss on defined benefit plan	$(44,695)	$(40,554)

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

Recently Adopted Standards

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) – In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases and requires, among other things, lessees to recognize a right-of-use (“ROU”) asset and lease liability for most lease arrangements. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, using the modified retrospective transition approach, under which financial results reported in periods prior to 2018 are unchanged. We elected the following allowed practical expedients as permitted under the transition guidance within the new standard:

•	Not record leases with an initial term of 12 months or less on the balance sheet;
•	Not separate non-lease components of leases from the lease components; and
•	Not reassess (1) the definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition.

Upon adoption of ASU 2016-02, the Company recorded ROU assets of $68.3 million, including land-use rights of $17.1 million previously recorded in other assets and $2.5 million previously recorded in property, plant and equipment and ROU liabilities of $50.4 million. For additional information related to the Company’s leases, see Note 9.

The Company determines if an arrangement is a lease at inception. ROU assets are included in Other assets in the Company’s condensed consolidated balance sheets. Current lease liabilities are included in Accrued liabilities and other and long-term lease liabilities are included in Other long-term liabilities, in our condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. To determine the present value of the lease payments, we estimate our incremental borrowing rate based on information available at the lease commencement date.

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

In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company is evaluating the impact of the adoption of these standards.

Note 2 – Earnings per Share

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

	Twelve Months Ended December 31,
	2019	2018	2017
Earnings (numerator)
Net income (loss) attributable to common stockholders	$153,250	$104,021	$(1,805)

Shares (denominator)
Weighted average common shares outstanding (basic)	50,787	49,841	48,824
Dilutive effect of stock options and stock awards outstanding	1,073	1,094	-
Adjusted weighted average common shares outstanding (diluted)	51,860	50,935	48,824

Earnings (loss) per share attributable to common stockholders
Basic	$3.02	$2.09	$(0.04)
Diluted	$2.96	$2.04	$(0.04)

Stock options and stock awards excluded from EPS calculation because their inclusion would be anti-dilutive (In thousands)	101	1,103	3,508

Note 3 – Fair Value Measurements

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

As of December 31, 2019, we had short-term investments.  Trading securities held at December 31, 2019, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Deferred compensation investments consist of the Company’s stock, mutual funds and cash. See Note 13 for additional information related to our deferred compensation program and Note 18 for additional information related to our interest rate swaps and foreign currency hedges.  The short-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2019, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$4,825	$4,825	$-	$-	$-
Interest rate swaps and collars	51	-	51	-	-
Deferred compensation investments	12,912	2,534	10,378	-	-

Financial assets and liabilities carried at fair value as of December 31, 2018 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$7,499	$5,594	$1,905	$-	$-
Interest rate swap assets	4,731	-	4,731	-	-
Deferred compensation investments	10,104	3,377	6,727	-	-

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2019 and 2018.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value.  See Note 13 for additional information related to these pension plan investments.

Note 4 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2019	2018
Finished goods	$62,900	$59,244
Work-in-progress	55,082	59,166
Raw materials	118,490	97,025
	$236,472	$215,435

Note 5 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2019	2018
Buildings and leasehold improvements	$228,522	$208,184
Machinery and equipment	863,771	817,202
	1,092,293	1,025,386
Less: Accumulated depreciation and amortization	(706,658)	(635,969)
	385,635	389,417
Construction in-progress	30,747	16,886
Land	53,192	40,532
	$469,574	$446,835

Depreciation and amortization of property, plant and equipment was $91.5 million, $86.3 million and $76.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.    At December 31, 2018, we had capital lease obligations totaling approximately $2.1 million, included in Other current liabilities and Other long-term liabilities on the balance sheet.  See Note 9 for information related to our lease liabilities as of December 31, 2019.  During the fourth quarter of 2019 the Company recorded a $24.3 million gain realized upon selling land.  The land was acquired in a previous period in anticipation of building a new corporate headquarters building.

Note 6 – Intangible Assets

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2019
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$12,931	$(10,634)	$(254)	$2,043
Developed product technology	2-10 years	159,129	(77,915)	(7,857)	73,357
Customer relationships	7-12 years	62,093	(30,138)	(1,682)	30,273
Software license and other	3-4 years	5,822	(5,765)	(49)	8
Total amortized intangible assets		239,975	(124,452)	(9,842)	105,681
Intangible assets with indefinite lives
In process research and development	Indefinite	4,580	-	-	4,580
Trademarks and trade names	Indefinite	10,303	-	(1,041)	9,262
Total Intangible assets with indefinite lives		14,883	-	(1,041)	13,842
Total intangible assets		$254,858	$(124,452)	$(10,883)	$119,523

December 31, 2018
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$11,823	$(9,848)	$(307)	$1,668
Developed product technology	2-10 years	159,129	(66,112)	(6,221)	86,796
Customer relationships	7-12 years	62,093	(24,737)	(1,689)	35,667
Software license and other	3-4 years	5,822	(5,713)	(64)	45
Total amortized intangible assets		238,867	(106,410)	(8,281)	124,176
Intangible assets with indefinite lives
In process research and development	Indefinite	4,580	-	-	4,580
Trademarks and trade names	Indefinite	10,303	-	(1,124)	9,179
Total Intangible assets with indefinite lives		14,883	-	(1,124)	13,759
Total intangible assets		$253,750	$(106,410)	$(9,405)	$137,935

Amortization expense related to intangible assets subject to amortization was $18.0 million, $18.4 million and $18.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.   In process research and development is transferred to amortized intangible assets at the time the product becomes viable.

The schedule below sets future amortization expense of our currently owned intangible assets:

2020	$15,671
2021	15,065
2022	14,451
2023	14,186
2024	13,831
2025 and thereafter	32,477
Total	$105,681

Note 7 – Goodwill

Changes in goodwill for the years ended December 31, were as follows:

Balance at December 31, 2017	$134,187
Acquisitions:
ERIS acquisition of Yea Shin Technology Corporation	1,029
Foreign currency translation adjustment	(2,779)
Balance at December 31, 2018	$132,437
Acquisitions:
Wafer fabrication in Greenock, Scotland	931
Canyon Investment	1,671
ERIS acquisition of Yea Shin Technology Corporation	4,320
Foreign currency translation adjustment	1,959
Balance at December 31, 2019	$141,318

Note 8 – Bank Credit Agreements and Other Short-term and Long-term Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $126.6 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due quarterly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2019, was approximately $111.8 million, net of a $13.3 million advanced under our foreign credit lines and $1.4 million credit used for import and export guarantee.

Long-term debt

We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan.  The U.S. Credit Facility matures October 26, 2021.  The remaining portion of the term loan included in the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $6.3 million per quarter in the first three quarters of 2019 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may, from time to time, request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At December 31, 2019, we owed $75.2 million under the U.S. Credit Facility, all of which was outstanding under the term loan. The obligations of the Company and the other borrowers under the U.S. Credit Facility are secured by substantially all of the assets of the Company, including controlling interests in its first-tier subsidiaries, and by specified assets of certain of its subsidiaries.  In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $23.5 million on a long-term basis from local Taiwan banks in order to make an investment.  The first loan of $4.3 million matures in 2033, while the second loan of $19.2 million matures in 2024.

Long-term debt balances as of December 31, consist of the following:

	2019	2018
Notes payable to Bank of Taiwan, original principal amount of TWD 140 million, fixed interest rate of 1.3%, matures June 28, 2033.	$4,242	$4,442
Notes payable to Yuan Ta Bank, original principal amount of TWD 113 million, fixed interest rate of 1.7%, matured on January 29, 2019.	-	749
Notes payable to China Trust Bank, original principal of TWD 576 million, fixed interest rate of 1.7%, matures May 27, 2024	19,212

Term loan and revolver	75,187	210,000
Total long-term debt	98,641	215,191
Less: Current portion	(33,105)	(27,613)
Less: Unamortized debt issuance costs	(1,135)	(1,435)
Long-term debt, net of current portion	$64,401	$186,143

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2019:

2020	$33,102
2021	43,620
2022	4,903
2023	1,571
2024	12,689
2025 and thereafter	2,756
Total long-term debt	$98,641

Note 9 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

Twelve Months Ended
December 31, 2019
Operating lease expense	$14,824
Finance lease expense:
Amortization of assets	978
Interest on lease liabilities	48
Short-term lease expense	336
Variable lease expense	2,663
Total lease expense	$18,849

The table below sets forth supplemental balance sheet information related to leases:

December 31, 2019
Operating leases:
Operating lease ROU assets	$57,427

Current operating lease liabilities	12,554
Noncurrent operating lease liabilities	27,545
Total operating lease liabilities	$40,099

Finance leases:
Finance lease ROU assets	$3,396
Accumulated amortization	(1,924)
Finance lease ROU assets, net	$1,472

Current finance lease liabilities	$903
Non-current finance lease liabilities	138
Total finance lease liabilities	$1,041

Weighted average remaining lease term (in years):
Operating leases	4.4
Finance leases	1.3

Weighted average discount rate:
Operating leases	3.8%
Finance leases	3.0%

 The table below sets forth supplemental cash flow and other information related to leases:

Twelve Months Ended
December 31, 2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$18,325
Operating cash outflows from finance leases	48
Financing cash outflow from finance leases	1,082

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	3,956

The table below sets forth information about lease liability maturities:

	December 31, 2019
	Operating Leases	Finance Leases
2020	$13,779	$922
2021	9,766	138
2022	8,276	-
2023	4,537	-
2024	2,433	-
2025	2,328	-
2026 and thereafter	2,573	-
Total lease payments	43,692	1,060
Less: imputed interest	(3,593)	(19)
Total lease obligations	40,099	1,041
Less: current obligations	(12,554)	(903)
Long-term lease obligations	$27,545	$138

Note 10 – Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities and other current liabilities at December 31 were:

	2019	2018
Accrued expenses	$33,733	$28,170
Compensation and payroll taxes	34,043	33,632
Equipment purchases	10,167	12,568
Operating lease	12,554	-
Finance lease	903	-
Accrued pricing adjustments	5,617	3,591
Accrued professional services	3,258	3,242
Other	296	1,402
	$100,571	$82,605

Other long-term liabilities at December 31 were:

	2019	2018
Accrued defined benefit plan	$28,795	$26,349
Unrecognized tax benefits	28,215	27,711
Operating lease	27,545	-
Finance lease	138	-
Deferred grans and subsidy	12,774	15,359
Deferred compensation	12,166	9,091
Tax contingencies	8,631	8,475
Other	2,281	3,794
	$120,545	$90,779

Note 11 – Stockholders’ Equity

We have never declared or paid cash dividends on our Common Stock. Our U.S. Credit Facility permits us to pay dividends up to $3.0 million per fiscal year to its stockholders so long as we have not defaulted under the U.S. Credit Facility at the time of such dividend and no default would result from declaring or paying such dividend. The payment of dividends is within the discretion of our Board of Directors. See Note 8 for additional information regarding our credit agreements.

During November 2015, the Company’s board of directors authorized a share repurchase plan to repurchase up to an aggregate of $100 million of the Company’s outstanding common stock.  This repurchase plan expired December 31, 2019, and was not renewed. During 2017, the Company repurchased 300,000 shares of its common stock at a cost of $8.7 million.  All purchases were made through open market transactions and were recorded as treasury stock.  During 2018 and 2019, the Company did not make any repurchases of its common stock.

Note 12 – Income Taxes

The table below sets forth our (loss) income before taxes for the years ended December 31:

Income (loss) before income taxes	2019	2018	2017
U.S.	$73,352	$(24,141)	$(72,668)
Foreign	124,894	174,103	135,259
Total	$198,246	$149,962	$62,591

The table below sets forth the components of our income tax provision (benefit) for the years ended December 31:

	2019	2018	2017
Current tax provision
Federal	$259	$-	$-
Foreign	28,829	42,726	31,820
State	92	24	7
	29,180	42,750	31,827
Deferred tax provision (benefit)
Federal	886	2,400	30,186
Foreign	11,994	(3,107)	(2,352)
State	30	56	(8)
	12,910	(651)	27,826

Liability for unrecognized tax benefits	2,041	2,457	2,672
Total income tax provision	$44,131	$44,556	$62,325

Effective Tax Rate Reconciliation

The table below sets forth a reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31:

	2019		2018		2017
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings*	Amount	earnings*	Amount	earnings*
Federal tax	$41,632	21.0	$31,488	21.0	$21,907	35.0
State income taxes, net of federal tax provision	1,389	0.7	(375)	(0.3)	(15)	-
Foreign income taxed at lower tax rates	(5,786)	(2.9)	(2,844)	(1.9)	(23,515)	(37.6)
U.S. tax impact of foreign operations	(3,340)	(1.7)	4,140	2.8	6,726	10.7
Foreign withholding taxes	22,685	11.4	10,962	7.3	4,343	6.9
Research and development	(3,686)	(1.9)	(3,541)	(2.4)	(2,643)	(4.2)
Liability for unrecognized tax benefits	2,041	1.0	2,457	1.6	2,672	4.3
Valuation allowance	(10,563)	(5.3)	(379)	(0.3)	2,077	3.3
Employee stock-based compensation	(52)	(0.0)	(2,154)	(1.4)	1,537	2.5
U.S. Tax Cuts and Jobs Act	-	-	2,762	1.8	45,908	73.4
Other	(189)	(0.1)	2,040	1.4	3,328	5.3
Income tax provision	$44,131	22.3	$44,556	29.7	$62,325	99.6

*	The sum of the amounts in the table may not equal to the effective tax rate due to rounding.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2019	2018	2017
Balance at January 1,	$32,209	$30,581	$28,849
Additions based on tax positions related to the current year	9,274	4,667	3,492
Additions for prior year tax positions	39	-	863
Reductions for prior year tax positions	(5,870)	(3,039)	(2,623)
Balance at December 31,	$35,652	$32,209	$30,581

If the $35.7 million of unrecognized tax benefits as of December 31, 2019, is recognized, approximately $33.5 million would affect the effective tax rate.   It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012 or tax year 2015. We are no longer subject to China income tax examinations by tax authorities for tax years before 2009. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2014. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2019, 2018 and 2017.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31:

	2019	2018
Deferred tax assets
Inventory cost	$10,423	$7,974
Accrued expenses and accounts receivable	4,420	1,866
Foreign tax credits	5,848	17,600
Research and development tax credits	16,263	15,456
Net operating loss carryforwards	24,139	9,635
Lease obligations	3,773	-
Accrued pension	4,629	4,294
Share based compensation and others	7,805	9,972
	77,300	66,797
Valuation allowances	(29,414)	(25,941)
Total deferred tax assets, non-current	47,886	40,856
Deferred tax liabilities
Plant, equipment and intangible assets	(13,816)	(16,661)
Right of use assets	(4,008)	-
Outside basis differences and others	(23,648)	(7,267)
Total deferred tax liabilities, non-current	(41,472)	(23,928)
Net deferred tax assets	$6,414	$16,928

ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The $1.2 million net deferred tax assets presented in the balance sheet as of December 31, 2019, is net of $5.2 million of unrecognized tax benefits.  The $6.4 million and $16.9 million net deferred tax asset presented above for December 31, 2019 and 2018, respectively, is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2019, we had federal and state tax credit and research credit carryforwards of approximately $14 million and $8 million, respectively, which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2023 and the state tax credit carryforwards will begin to expire in 2020. Consistent with prior years, we determined that it is more likely than not that our state research credit carryforwards will expire before they are utilized. During 2019 we determined that it is more likely than not that our federal tax credit carryforwards will be utilized before expiration.  We released the previously recorded valuation allowances as a credit to income tax expense. The valuation allowances recorded against the related deferred tax assets totaled $8 million and $19 million as of December 31, 2019 and 2018, respectively.

At December 31, 2019, we had state net operating loss (“NOL”) carryforwards of approximately $1 million, and foreign NOL carryforwards of $110 million which are available to offset future taxable income. The state NOL carryforward will begin to expire in 2020.  We determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized.  The valuation allowances recorded against the related deferred tax assets totaled $19 million and $7 million as of December 31, 2019 and 2018, respectively.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. As of December 31, 2019, we had undistributed earnings from non-U.S. operations of approximately $913 million (including approximately $115 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $425 million of this total.  Additional Chinese withholding taxes of approximately $46 million would be required should the $425 million of such earnings be distributed out of China as dividends.

The impact of tax holidays decreased our tax expense by approximately $3.1 million, $1.6 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The benefit of the tax holidays on basic and diluted earnings per share was $0.06, $0.03 and $0.08 for the twelve months ended December 31, 2019, 2018 and 2017, respectively.

Note 13 – Employee Benefit Plans

Defined Benefit Plan

In connection with the Zetex acquisition, we adopted a contributory defined benefit plan that covers certain employees in the U.K. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. We determined the fair value of the defined benefit plan assets and utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist of a diverse range of listed and unlisted securities including corporate bonds and mutual funds and are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.  All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.  In October 2018, a U.K. High Court ruling required pension plans, subject to guaranteed minimum pension rules to amend their pension plan formulas to equalize benefits for men and women to adjust for unequal results previously calculated.  The U.K. High Court ruling went on to require pension plans to make back payments subject to plan rule limitations, with interest applied at one percentage point over the Bank of England base rate.  The guarantee equalization payment was allowed for by increasing the pension liability.  Our portion of the total equalization amount was approximately £0.5 million (or approximately $0.7 million based on GBP: USD exchange rate of 1.33).

The table below sets forth net periodic benefit costs of the plan for the twelve months ended December 31:

	Defined Benefit Plan
	2019	2018
Components of net periodic benefit cost:
Service cost	$256	$267
Interest cost	4,069	4,151
Recognized actuarial loss	1,546	2,625
Expected return on plan assets	(7,511)	(7,339)
Prior service cost	55	-
Net periodic benefit cost	$(1,585)	$(296)

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2019	2018
Change in benefit obligation:
Beginning balance	$141,104	$166,063
Service cost	255	267
Interest cost	4,045	4,151
Actuarial loss (gain)	11,214	(9,827)
Benefits paid	(4,158)	(3,625)
Settlements	-	(7,471)
Currency changes	6,220	(8,454)
Benefit obligation at December 31	$158,680	$141,104

Change in plan assets:
Beginning balance - fair value	$117,162	$134,234
Employer contribution	2,629	2,796
Actual return on plan assets	11,791	(2,084)
Benefits paid	(4,158)	(3,625)
Settlements	-	(6,731)
Currency changes	5,197	(7,428)
Fair value of plan assets at December 31	$132,621	$117,162
Underfunded status at December 31	$(26,059)	$(23,942)

Based on an actuarial study performed as of December 31, 2019, the plan is underfunded by approximately $26.1 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $44.7 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2019, the plan’s total recognized loss increased by approximately $5.1 million. The variance between the actual and expected return to plan assets during 2019 decreased the total unrecognized net loss by approximately $4.3 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets.  Therefore, the excess amount will be amortized over the average term to retirement of plan participants, not yet in receipt of pension, which as of December 31, 2019, the average term was approximately 10.5 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2019	2018
Discount rate	2.9%	2.6%
Expected long-term return on plan assets	6.4%	5.6%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2019	2018
Discount rate	2.0%	2.9%

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

Asset category	Expected long-term return	Asset allocation
Growth assets	7.8%	70%
Hedging assets	1.3%	27%
Cash	0.8%	3%
Total	5.6%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2019:

2020	$4,030
2021	4,592
2022	4,913
2023	5,335
2024	5,668
2025-2029	29,846

We adopted a payment plan with the trustees of the defined benefit plan, in which we would make annual contributions each year through 2030, of approximately GBP 2 million (approximately $2.7 million based on a GBP:USD exchange rate of 1.33).  The annual contributions were expected to meet the deficit disclosed in the plan as of April 5, 2013 by December 31, 2030.  The trustees are required to review the funding position every three years.  Following the pension plan funding valuation as at March 31, 2019 the trustees and the Company have been in discussions regarding a recovery plan would result in a plan to recover the deficit by January 1, 2029.  Moving the recovery plan from a 2030 deadline to a 2029 deadline could cause us to increase our contributions. This plan has not been finalized.

The defined benefit plan’s investment strategy is to invest 65% in growth strategy assets and 35% in hedging strategy assets.  The growth strategy consists of a highly diversified set of assets, and the hedging component is designed to hedge a significant proportion of the plan’s interest and inflation rate risks.  The overall strategy is designed to return a long-term return of 2.6% p.a. above the liability benchmark which is broadly equal to changes in the plan’s liabilities.

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

The following table summarizes the major categories of the plan assets:

	December 31, 2019
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,057	$-	$-	$14,057
Equity securities:
U.K.	-	683	-	683
Overseas equities	-	5,909	-	5,909
Emerging markets	-	11,413	-	11,413
Fixed income securities:
Government bonds	-	5,160	-	5,160
Non-government bonds	-	9,906	-	9,906
Index-linked securities:
U.K. treasury securities	-	166	-	166
Other types of investments
Hedge funds	-	39,710	-	39,710
Property	-	3,224	-	3,224
Liability-driven investments	-	42,014	-	42,014
Other	-	379	-	379
Total	$14,057	$118,564	$-	$132,621

Fair value is taken to mean the bid value of securities, as supplied by the fund managers. All the plan’s securities are publicly traded and highly liquid. The plan does not hold any Level 3 securities. See Note 3 for additional information regarding fair value and Levels 1, 2 and 3.

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

For the years ended December 31, 2019, 2018 and 2017, total amounts expensed under these plans were approximately $16.3 million, $17.0 million and $14.8 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of our Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. At December 31, 2019 these investments are classified as trading securities and are carried at fair value. At December 31, 2019, these investments totaled approximately $12.9 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the deferred compensation plan liabilities.

Note 14 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31:

	2019	2018	2017
Cost of goods sold	$925	$362	$645
Selling, general and administrative expense	16,687	17,395	15,130
Research and development expense	2,923	2,979	2,834
Total share-based compensation expense	$20,535	$20,736	$18,609

The table below sets forth share-based compensation expense by type for the twelve months ended December 31:

	2019	2018	2017
Stock options	$-	$274	$934
Share grants	20,535	20,462	17,675
Total share-based compensation expense	$20,535	$20,736	$18,609

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

Total cash received from option exercises was approximately $11.9 million, $4.9 million and $13.6 million during 2019, 2018 and 2017, respectively.

At December 31, 2019, there was no unrecognized compensation expense related to unvested options.

The table below sets forth a summary of activity in our stock option plan:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,833	23.08
Exercised	(581)	23.42
Forfeited or expired	(24)	26.87
Outstanding at December 31, 2017	1,228	22.85
Exercised	(240)	20.28
Outstanding at December 31, 2018	988	23.47
Exercised	(524)	22.68		$10,600
Outstanding and Exercisable at December 31, 2019	464	24.37	2.0	$14,849

The table below sets forth information about stock options outstanding at December 31, 2019:

Plan	Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2001 Plan	$15.05-29.21	259	2.0	$23.17
2013 Plan	$23.35-27.92	205	2.0	25.91

Share Grants – Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. All new grants are granted under the 2013 Plan, and there will be no additional share grants under the 2001 Plan. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense is recognized on a straight-line basis over the requisite four-year service period.

Performance stock units (“PSUs”) are measured based on the fair market value of the underlying stock on the date of grant and compensation expense is recognized over the three-year performance period, with adjustments made to the expense to recognize the probable payout percentage. PSUs will vest upon the Company achieving a cumulative 3-year non-GAAP operating income target for the applicable periods.

The table below sets forth a summary of our non-vested share grants in 2019, 2018 and 2017:

Restricted and Performance Stock Grants	Shares	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value
Nonvested at December 31, 2016	2,620	21.31
Granted	746	25.23
Vested	(645)	21.89
Forfeited	(441)	22.31
Nonvested at December 31, 2017	2,280	22.24
Granted	646	32.06
Vested	(1,213)	21.39
Forfeited	(46)	24.72
Nonvested at December 31, 2018	1,667	26.68
Granted	670	38.15
Vested	(573)	24.90	$20,682
Forfeited	(67)	30.44
Nonvested at December 31, 2019	1,697	31.71	$95,687

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

The total unrecognized share-based compensation expense as of December 31, 2019, was approximately $40.0 million, relating to share grants, which was expected to be recognized over a weighted average period of approximately 2.2 years. The aggregate fair value amount of share grants that vested during 2019 was $20.7 million.

Note 15 – Related Party Transactions

We conduct business with a related party company, Lite-On Semiconductor Corporation; (“LSC”), and its subsidiaries and affiliates, and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15.2% of our outstanding Common Stock as of December 31, 2019, and is a member of the Lite-On Group of companies.  In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC and its subsidiaries by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration to be paid by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals. We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement. We sold products to LSC totaling less than 1% of our net sales for the years ended December 31, 2019, 2018 and 2017, respectively.  Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC, a member of the Lite-On Group of companies, and Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling approximately 1% of net sales for each of the years ended December 31, 2019, 2018 and 2017. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the years ended December 31, 2019, 2018 and 2017 were approximately $15.3 million, $16.6 million and $17.1 million, respectively.   In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% partner in one of our Chengdu assembly and test facilities and our 5% partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang, other than this joint venture.  We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) an FCP manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales and purchases from related parties for the twelve months ended December 31:

	2019	2018	2017
LSC, its subsidiaries and affiliates
Net sales	$912	$1,179	$1,406
Purchases	$13,799	$21,126	$24,313
Keylink
Net sales	$15,543	$12,227	$8,856
Purchases	$2,399	$3,581	$3,827
Nuvoton
Purchases	$7,719	$11,152	$11,407
JCP
Purchases	$625	$600	$1,105

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2019	2018
LSC, its subsidiaries and affiliates
Accounts receivable	$184	$286
Accounts payable	$2,154	$2,696
Keylink
Accounts receivable	$31,598	$6,264
Accounts payable	$28,244	$4,656
Nuvoton
Accounts payable	$1,055	$1,939
JCP
Accounts payable	$173	$151

The increase in Keylink accounts receivable and accounts payable is the result of a foreign government requirement that the business process change from a service model to a buy/sell business model.

Note 16 – Segment Information, Revenue and Enterprise-Wide Disclosures

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

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

2019	Asia	North America	Europe	Consolidated
Total sales	$1,234,750	$612,697	$234,092	$2,081,539
Inter-company sales	(418,377)	(320,746)	(93,286)	(832,409)
Net sales	$816,373	$291,951	$140,806	$1,249,130

Property, plant and equipment	$379,075	$23,104	$67,395	$469,574
Assets	$1,207,331	$216,250	$215,803	$1,639,384

2018	Asia	North America	Europe	Consolidated
Total sales	$1,069,068	$179,459	$195,406	$1,443,933
Inter-company sales	(150,421)	(24,322)	(55,201)	(229,944)
Net sales	$918,647	$155,137	$140,205	$1,213,989

Property, plant and equipment	$392,445	$30,507	$23,883	$446,835
Assets	$1,095,037	$240,540	$190,794	$1,526,371

2017	Asia	North America	Europe	Consolidated
Total sales	$968,720	$171,964	$175,004	$1,315,688
Inter-company sales	(128,924)	(71,608)	(60,952)	(261,484)
Net sales	$839,796	$100,356	$114,052	$1,054,204

Property, plant and equipment	$390,850	$44,523	$23,796	$459,169
Assets	$1,061,686	$230,997	$195,990	$1,488,673

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

The tables below set forth the amount of net sales by type, direct sales or Distributor and the location of the customer based on the location to where the products were shipped for the twelve months ended December 31, 2019, 2018 and 2017:

	Net Sales by Type for the Twelve Months Ended December 31,
	Direct Sales			Distributor
	2019	2018	2017	2019	2018	2017
China	$228,822	$226,360	$220,390	$404,977	$436,265	$372,737
United States	10,161	15,644	16,522	90,435	104,598	69,755
Korea	22,099	16,562	17,765	38,269	47,398	48,083
Germany	11,559	11,770	10,879	66,496	81,944	63,423
Singapore	568	2,150	873	66,945	66,003	57,697
Taiwan	2,748	2,846	6,327	90,753	73,498	61,042
All others (1)	131,894	71,665	61,699	83,404	57,286	47,012
Total	$407,851	$346,997	$334,455	$841,279	$866,992	$719,749

	Percent of Net Sales by Type for the Twelve Months Ended December 31,
	Direct Sales			Distributor
	2019	2018	2017	2019	2018	2017
China	56%	65%	66%	48%	50%	52%
United States	2%	5%	5%	11%	12%	10%
Korea	5%	5%	5%	5%	5%	7%
Germany	3%	3%	3%	8%	9%	9%
Singapore	-	1%	-	8%	8%	8%
Taiwan	1%	1%	2%	11%	8%	8%
All others (1)	33%	20%	19%	9%	8%	6%
Total	100%	100%	100%	100%	100%	100%

	Total Net Sales for the Twelve Months Ended December 31,
	Dollar			Percent of Net Sales
	2019	2018	2017	2019	2018	2017
China	$633,799	$662,625	$593,127	51%	55%	56%
United States	100,596	120,242	86,277	8%	10%	8%
Korea	60,368	63,960	65,848	5%	5%	6%
Germany	78,055	93,714	74,302	6%	8%	7%
Singapore	67,513	68,153	58,570	5%	6%	6%
Taiwan	93,501	76,344	67,369	7%	6%	6%
All others (1)	215,298	128,951	108,711	18%	10%	11%
Total	$1,249,130	$1,213,989	$1,054,204	100%	100%	100%

(1) Represents countries with less than 3% of the total net sales of each.

The tables below set forth a summary of the above data:

	2019	2018	2017
Direct Sales
Asia	$316,962	$292,459	$285,610
Americas	27,443	26,296	23,696
Europe	63,446	28,242	25,149
Total	407,851	346,997	334,455

Distributor Sales
Asia	625,615	651,659	563,661
Americas	98,095	105,458	69,755
Europe	117,569	109,875	86,333
Total	841,279	866,992	719,749

Total Sales
Asia	942,577	944,118	849,271
Americas	125,538	131,754	93,451
Europe	181,015	138,117	111,482
Total	$1,249,130	$1,213,989	$1,054,204

Major customers – During the twelve months ended December 31, 2019, 2018 and 2017, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for approximately 10.0% or $119.6 million, $120.0 million and $101.7 million, respectively, of our revenue.  No customer accounted for 10% or greater of our outstanding accounts receivable at December 31, 2019 or 2018.

Note 17 – Commitments and Contingencies

Lease commitments – We lease offices, manufacturing plants, equipment, vehicles and warehouses under various lease agreements expiring through 2028. For information related to our lease commitments see Note 9.

In addition, we have the following land right leases.    None of the leases requires a rental payment.

Location	Term (years)	Expiration Date
Chengdu, China	50	2061
Shanghai, China*	50	2056
Shandong, China	50	2058
Shanghai, China*	50	2058
Yangzhou, China	50	2065

*Separate leases by separate Diodes’ subsidiaries

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $30.0 million at December 31, 2019.  In addition to these purchase commitments, we have equity investment obligations for our Chengdu facilities of $25 million for 2020, and capital investment obligations of $25 million and $16 million for 2020 and 2021, respectively.  As of December 31, 2019, we also had a commitment to purchase approximately $63.6 million of wafers to be used in our manufacturing process. These wafer purchases will occur during 2020.

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

Note 18 – Derivative Financial Instruments

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

Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting under ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in the consolidated statements of income. Specific information about the valuations of derivatives is described in Note 1 and classification of derivatives in the fair value hierarchy is described in Note 3.  Currently our interest rate swaps and interest rate collars are designated as hedges while our foreign exchange contracts are not designated as hedges.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At December 31, 2019 and 2018, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  There is no fair value of our foreign exchange hedges; therefore they are not recorded in our Consolidated Balance Sheets.  As of December 31, 2019 and 2018, the total notional amounts of these foreign exchange contracts was $106.0 million and $122.4 million, respectively.

The tables below set forth outstanding foreign currency forward contracts at December 31, 2019 and 2018:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Strike Rate	Cash Flow Hedge Designation
$1,844	December 2019	February 2020	EUR/GPB	0.8471	Non-designated
3,375	December 2019	February 2020	EUR/USD	1.123	Non-designated
25,957	December 2019	February 2020	GPB/USD	1.3257	Non-designated
39,340	December 2019	February 2020	USD/CNY	6.9762	Non-designated
763	December 2019	February 2020	USD/JPY	108.732	Non-designated
33,621	December 2019	February 2020	USD/TWD	29.988	Non-designated
500	January 2019	January 2020	USD/TWD	30.635	Non-designated
500	October 2019	February 2020	USD/TWD	30.571	Non-designated

$1,221	December 2018	February 2019	EUR/GPB	0.8981	Non-designated
12,538	December 2018	February 2019	EUR/USD	1.1479	Non-designated
8,463	December 2018	February 2019	GPB/USD	1.2785	Non-designated
44,946	December 2018	February 2019	USD/CNY	6.8738	Non-designated
844	December 2018	February 2019	USD/JPY	110.14	Non-designated
54,041	December 2018	February 2019	USD/TWD	30.559	Non-designated
300	December 2018	January 2019	USD/TWD	30.669	Non-designated

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

The table below sets forth information related to the number of and the notional amount of our interest rate related derivative instruments at December 31 2019 and December 31, 2018:

	Number of Instruments		Notional Amount
	2019	2018	2019	2018
Interest rate swaps and collars	9	12	$200,000	$210,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018:

	Fair Value
	Other Current Assets		Other Assets		Other Current Liabilities		Other Liabilities
	2019	2018	2019	2018	2019	2018	2019	2018
Interest rate swaps and collars	$194	$1,936	$36	$2,795	$51	$-	$127	$-

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31 2019, 2018 and 2017:

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments					Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income

	December 31,				December 31,				December 31,
	2019	2018	2017		2019	2018	2017		2019	2018	2017
Interest rate swaps and collars	$(2,997)	$1,790	$1,567	Interest expense	$1,248	$860	$577	N/A	$-	$-	$-
Cross currency swaps	(298)	-	-	N/A	-	-	-	Interest income	688	-

We estimate that $0.3 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of December 31, 2019, will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2019.

	Amount of Gain or (Loss) Recognized in Net Income			Location of Gain or (Loss) Recognized in Net Income
Derivatives Not Designated As Hedging Instruments
	December 31,
	2019	2018	2017
Foreign currency forward contracts	$(3,662)	$(8,493)	$1,491	Foreign currency loss, net

At December 31, 2019 and 2018, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $0.1 million and $4.7 million, respectively.  As of December 31, 2019 and 2018, the Company had not posted any collateral related to these agreements.

Note 19 – Restructuring Costs

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

Note 20 – Business Acquisitions

Wafer Fabrication Facility Acquisition

On April 1, 2019, the Company completed the previously announced acquisition of GFAB. The Company recorded the purchase of GFAB as a business acquisition. The Company purchased GFAB in order to increase the Company’s wafer production capacity.  Total consideration paid by the Company was $33.2 million and was funded by advances under the revolving portion of our long-term credit facility.  The facility and assets were wholly acquired, and there is no remaining minority interest.    The goodwill will not be tax deductible.  The Company also incurred acquisition costs of approximately $0.6 million that were recognized in selling, general and administrative expense.  Due to a lack of data we are unable to provide historical financial pro forma data.  The table below sets forth the fair value of the assets and liabilities recorded in the GFAB acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet.

Property, plant and equipment	$24.4
Inventories	3.6
Prepaid expenses and other	5.2
Goodwill	0.9
Deferred tax liabilities	1.0

LSC Acquisition

In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of LSC and its subsidiaries by the Company.  At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.42 per share based on December 31, 2019 exchange rates.  The aggregate consideration to be paid by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals.   We expect to fund the purchase price of the transaction primarily with proceeds from a new bank financing arrangement.

Eris Technology Acquisitions

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

Eris also entered into a property purchase agreement with Yong Xiang Development Corporation (“Yong Xiang”) to purchase the plant and facility leased by it to Yea Shin. The total purchase price of the property is approximately $25.5 million. Eris completed the purchase of the facility in June 2019.

Eris has leased from Yong Xiang the plant and facility until the purchase has been completed. The monthly lease payment is approximately $0.04 million for the first 8.5 months and approximately $0.03 million for the remaining period.    .

Note 21 – Selected Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Net sales	$302,293	$322,006	$323,674	$301,157
Gross profit	112,411	121,988	122,046	109,362
Net income attributable to common shareholders	31,716	36,284	38,060	47,190
Earnings per share attributable to common shareholders
Basic	$0.63	$0.72	$0.75	$0.92
Diluted	$0.62	$0.70	$0.73	$0.90

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Net sales	$274,512	$304,085	$320,946	$314,446
Gross profit	98,595	107,268	115,214	114,199
Net income (loss) attributable to common shareholders	18,526	25,068	30,908	29,519
Earnings (loss) per share attributable to common shareholders
Basic	$0.38	$0.50	$0.62	$0.59
Diluted	$0.37	$0.49	$0.61	$0.58

Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.

Note 22 – Subsequent Event

On February 5, 2020, the Company entered into an agreement to invest up to approximately $14.2 million to acquire up to 51% of Savitech Corporation (“Savitech”).  Savitech is a fabless semiconductor design company and is located in Zhubei City, Taiwan. The Company will make the investment in two tranches.  The first tranche of approximately $5.6 million will be made as soon as possible pending regulatory approval.  The first tranche will provide the Company with approximately 32% ownership of Savitech. The second tranche of approximately $8.6 million will be made in mid-year 2021 and will increase the Company’s ownership to 51% of Savitech.  The second tranche of the investment will only be made if Savitech achieves previously agreed-to revenue levels.

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1

3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				X

10.1*	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement dated April 1, 2013, between the Company and Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement, dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.6*	Employment agreement dated as of August 29, 2005, between the Company and Mark King	8-K	September 2, 2005	10.2

10.7*	Separation letter between the Company and Mark King, dated January 11, 2018	10‑Q	May 8, 2018	10.1

10.8*	Separation letter between the Company and Ed Tang, dated January 18, 2018	10‑Q	May 8, 2018	10.2

10.9*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.10*	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, as amended and restated December 22, 2008	10-K	February 26, 2009	10.87

10.11*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.12*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective June 1, 2013	10-K	February 27, 2017	10.10

10.13*	Diodes Incorporated 2013 Equity Incentive Plan, as amended and restated on May 3, 2017	S-8	August 17, 2017	99.1

10.14*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.15*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.15.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.15.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

10.16*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.17*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.18*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.19*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.20*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.21*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.22	Joint Venture Agreement dated as of March 18, 1996, between the Company and J.H. Xing	10-K	April 1, 1996	10.17

10.23	Sale and Leasing Agreement dated as of March 30, 2002, between Shanghai Kaihong Electronic Ltd. and Shanghai Ding Hong Electronics Company, Ltd.	10-Q	May 15, 2002	10.46

10.24	Lease Agreement dated as of March 30, 2002, between Shanghai Kaihong Electronic Company, Ltd. and Shanghai Ding Hong Electronic Equipment, Ltd.	10-Q	May 15, 2002	10.47

10.25	Lease Agreement dated as of September 30, 2003, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment, LTD.	10-Q	August 9, 2004	10.52

10.25.1	Supplementary to the Lease Agreement between Shanghai Kaihong Electronic Co. Ltd., and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.26	Amendment to the Sale and Lease Agreement, dated as of September 30, 2004, between Shanghai Ding Hong Electronic Equipment Ltd. and Shanghai Kai Hong Electronic Company, Limited	10-Q	August 9, 2004	10.56

10.27	Lease Agreement dated as of June 28, 2004, between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.27.1	Supplement to Lease Agreement dated January 1, 2007, for Disposal of Waste and Scraps, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.27.2	Supplementary Agreement dated December 31, 2007, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.28	Wafer Purchase Agreement dated January 10, 2006, between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.29	Supplementary to the Lease Agreement dated September 5, 2004, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.30	Supplementary to the Lease Agreement dated June 28, 2004, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.31	Agreement on Application, Construction and Transfer of Power Facilities dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd.	10-Q	May 10, 2006	10.16

10.32	Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.33	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.34	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.35	Factory Building Lease Agreement dated March 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.36	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.37	Distributorship Agreement dated November 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.38	Lease Facility Safety Management Agreement dated December 31, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.39	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2009	10.1

10.40	Consulting Agreement dated January 1, 2009, between the Company and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.41	Power Facility Construction Agreement dated October 29, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.42	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.43	Construction Project Contract effective December 31, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.43.2	Third Floor of the Accommodation Building Lease Agreement dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.44	Second Floor of the Accommodation Building Lease Agreement dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.45	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.46	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.47	Joint Venture Agreement effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.1

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.48	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.2

10.49	Second Amendment to the DSH #2 Building Lease Agreement dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.112

10.50	Power Facility Expansion Construction Contract dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.113

10.51	First Floor of the Accommodation Building Agreement dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.1

10.52	Third Floor of the Dormitory Building Lease Agreement dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.53	Third Supplemental Agreement to the Factory Building Lease Agreement dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	November 9, 2011	10.3

10.54	Supplement Agreement to the Power Facility Construction Application Agreement dated March 21, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	August 9, 2011	10.1

10.55	Plating Process Agreement dated December 31, 2007, among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.56	Construction Design Consulting Agreement dated April 1, 2011, between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 9, 2012	10.1

10.57	Second Supplementary Agreement dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.58	DSH #2 Building Lease Agreement dated as of January 28, 2013, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76

10.59	Supplement Agreement to Lease Agreement dated September 2013, between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.60	Amendment to Dinghong Building Lease Agreements between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.2

10.61	Termination Agreement to Dinghong Male Dorm Building Lease Agreement between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.4

10.62	Termination Agreement to Dinghong Female Dorm Building Lease Agreement between Shanghai Kaihong Electronic Technology Co. Limited and Shanghai Dinghong Electronic Co. Ltd.	10-Q	November 6, 2018	10.5

10.63	Power Account Transfer Agreement between Shanghai Kaihong Technology Company Limited and Shanghai YuanHao Co.	10-Q	November 6, 2018	10.6

10.64	Construction Design Consulting Assignment Agreement Supplemental Agreement, between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 8, 2013	10.1

10.65	Procurement Agreement dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.66	Share Transfer Memorandum of Understanding dated June 18, 2013, among the Company, Chengdu Ya Guang Electronic Engineering Factory and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

10.67	Plating Process Agreement dated February 8, 2013, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 10, 2013	10.1

10.68	Equity Transfer Agreement dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.1

10.69	Equity Transfer Agreement Amendment dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.2

10.70	Fourth Supplemental Agreement to the Factory Building Lease Agreement dated April 23, 2014, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 9, 2014	10.3

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.71	Plating Processing Agreement dated February 28, 2014, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 9, 2014	10.4

10.72	Amended Consulting Agreement dated as of January 1, 2015, between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.73	Chemical Warehouse Lease Agreement dated November 1, 2014, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.74	Chemical Warehouse Lease Agreement dated September 22, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.1

10.75	Amendment to Yuanhao Building Lease Agreements between Shanghai Kaihong Technology Company Limited and Shanghai Yuanhao Electronic Co. Ltd	10-Q	November 6, 2018	10.3

10.76	Fifth Supplemental Facility Lease Agreement dated February 1, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.2

10.77	Property Lease Safety Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

10.78	Property Lease Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.2

10.79	2016 Amendment to Joint Venture Agreement effective as of December 7, 2016, between Diodes (Shanghai) Investment Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	December 13, 2016	99.1

10.80	Diodes Zetex Pension Scheme Recovery Plan dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.78

10.81	Diodes Zetex Pension Scheme Schedule of Contributions dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.79

10.82	Framework Agreement dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-K	February 27, 2017	10.80

10.83	Guarantee dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.5

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.84	Diodes Zetex Pension Scheme Information Protocol dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.85	Legal Charge dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.7

10.86	Credit Agreement dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.87	Amended and Restated Credit Agreement dated October 26, 2016, among the Company, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.87.1	Amendment No. 1 and Limited Waiver dated February 13, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	8-K	February 14, 2017	10.1

10.87.2	Amendment No. 2 dated August 24, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	10-K	February 20, 2018	10.80.2

10.88	Consent to Credit Agreement	10-Q	November 6, 2018	10.1

10.89	Consent and Amendment No. 3 to Amended and Restated Credit Agreement dated December 27, 2018, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 87 above)	10-K	February 21, 2019	10.89

10.90*	Transition agreement between Diodes Incorporated and Richard White	8-K	March 6, 2019	10.1

10.91*	Amended Transition Agreement between Diodes Incorporated and Richard White	8-K/A	April 1, 2019	10.1

10.92	Consent to Credit Agreement	10-Q	May 7, 2019	10.1

10.93	Consent to Credit Agreement	10-Q	August 5, 2019	10.1

10.94	Share Swap Agreement between Diodes Incorporated and Lite-On Semiconductor Corp. dated as of August 8, 2019	8-K	August 9, 2019	2.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.				X

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com				X

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 11, 2020
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brett R. Whitmire	February 11, 2020
Brett R. Whitmire
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, President and Chief Executive Officer, and Brett R. Whitmire, Chief Financial Officer, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2020.

/s/ Keh-Shew Lu
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Whitmire
Brett R. Whitmire
Chief Financial Officer
(Principal Financial Officer)

/s/ Raymond K. Y. Soong	/s/ Keh-Shew Lu
RAYMOND K. Y. SOONG	KEH-SHEW LU
Chairman of the Board of Directors	Director

/s/ C.H. Chen	/s/ Michael K. C. Tsai
C.H. CHEN	MICHAEL K.C. TSAI
Director	Director

/s/ Michael R. Giordano	/s/ Christina Wen-Chi Sung
MICHAEL R. GIORDANO	CHRISTINA WEN-CHI SUNG
Director	Director

/s/ Peter M. Menard
PETER M. MENARD
Director