Form 10-Q
period 2020-03-31
DIODES INC /DEL/
filed 2020-05-11
CIK 29002

4444wNN

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s Common Stock outstanding as of May 4, 2020 was 51,486,679.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$269,516	$258,390
Short-term investments	2,859	4,825
Accounts receivable, net of allowances of $4,855 and $4,866 at March 31, 2020 and December 31, 2019, respectively	243,746	260,322
Inventories	232,184	236,472
Prepaid expenses and other	48,141	49,950
Total current assets	796,446	809,959
Property, plant and equipment, net	456,122	469,574
Deferred income tax	16,994	17,516
Goodwill	149,666	141,318
Intangible assets, net	121,218	119,523
Other long-term assets	79,820	81,494
Total assets	$1,620,266	$1,639,384

Liabilities
Current liabilities:
Line of credit	$13,397	$13,342
Accounts payable	112,075	122,148
Accrued liabilities and other	88,327	100,571
Income tax payable	15,642	16,156
Current portion of long-term debt	34,676	33,105
Total current liabilities	264,117	285,322
Long-term debt, net of current portion	46,011	64,401
Deferred tax liabilities	16,348	16,333
Other long-term liabilities	111,501	120,545
Total liabilities	437,977	486,601

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 51,450,808 and 51,206,969, issued and outstanding at March 31, 2020 and December 31, 2019, respectively	35,289	35,111
Additional paid-in capital	427,543	427,262
Retained earnings	810,126	789,958
Treasury stock at cost, 1,480,840 and 1,457,206, issued and outstanding at March 31, 2020 and December 31, 2019, respectively	(38,457)	(37,768)
Accumulated other comprehensive loss	(109,472)	(108,139)
Total stockholders' equity	1,125,029	1,106,424
Noncontrolling interest	57,260	46,359
Total equity	1,182,289	1,152,783
Total liabilities and stockholders' equity	$1,620,266	$1,639,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$280,717	$302,293
Cost of goods sold	184,875	189,882
Gross profit	95,842	112,411

Operating expenses
Selling, general and administrative	42,215	43,688
Research and development	23,678	22,170
Amortization of acquisition related intangible assets	4,221	4,484
Other operating (income)	(124)	(54)
Total operating expense	69,990	70,288

Income from operations	25,852	42,123

Other income (expense)
Interest income	273	875
Interest expense	(1,245)	(2,145)
Foreign currency gain (loss), net	75	(64)
Other income	1	1,245
Total other income (expense)	(896)	(89)

Income before income taxes and noncontrolling interest	24,956	42,034
Income tax provision	4,556	10,298
Net income	20,400	31,736
Less net (income) attributable to noncontrolling interest	(232)	(20)
Net income attributable to common stockholders	$20,168	$31,716

Earnings per share attributable to common stockholders:
Basic	$0.39	$0.63
Diluted	$0.38	$0.62
Number of shares used in earnings per share computation:
Basic	51,335	50,398
Diluted	52,422	51,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$20,400	$31,736
Unrealized gain (loss) on defined benefit plan, net of tax	9,719	(6,029)
Unrealized loss on swaps and collars, net of tax	(1,438)	(3,909)
Unrealized foreign currency (loss) gain, net of tax	(9,614)	4,936
Comprehensive income	19,067	26,734
Less: Comprehensive income attributable to noncontrolling interest	(232)	(20)
Total comprehensive income attributable to common stockholders	$18,835	$26,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	31,716	(5,002)	26,714	20	26,734
Noncontrolling interests	-	-	-	-	-	-	-	-	2,755	2,755
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(121)	(121)
Common stock issued for share-based plans	376	250	-	-	6,417	-	-	6,667	-	6,667
Share-based compensation	-	-	-	-	4,476	-	-	4,476	-	4,476
Tax related to net share settlement	-	-	-	-	(645)	-	-	(645)	-	(645)
Balance, March 31, 2019	52,054	$34,704	(1,457)	$(37,768)	$410,163	$668,424	$(106,848)	$968,675	$48,623	$1,017,298

Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	20,168	(1,333)	18,835	232	19,067
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	10,777	10,777
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(108)	(108)
Common stock issued for share-based plans	268	178	-	-	(178)	-	-	-	-	-
Share-based compensation	-	-	-	-	4,237	-	-	4,237	-	4,237
Deferred compensation plan	-	-	(24)	(689)	689	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(4,467)	-	-	(4,467)	-	(4,467)
Balance, March 31, 2020	52,932	$35,289	(1,481)	$(38,457)	$427,543	$810,126	$(109,472)	$1,125,029	$57,260	$1,182,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities
Net income	$20,400	$31,736
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	22,809	22,157
Amortization of intangible assets	4,221	4,484
Share-based compensation expense	4,693	4,476
Deferred income taxes	17	31
Other	741	(221)
Changes in operating assets:
Change in accounts receivable	16,139	12,874
Change in inventory	2,550	(200)
Change in other operating assets	(1,022)	2,605
Changes in operating liabilities:
Change in accounts payable	(9,160)	(11,201)
Change in accrued liabilities	(12,105)	(4,874)
Change in income tax payable	3,853	5,678
Change in other operating liabilities	539	2,344
Net cash flows provided by operating activities	53,675	69,889

Cash flows from investing activities
Acquisitions, net of cash received	591	-
Purchases of property, plant and equipment	(14,208)	(18,639)
Purchases of short-term investments	(1,523)	(3,153)
Purchase of equity securities	(6,129)	-
Proceeds from maturity of short-term investments	3,467	3,982
Other	244	658
Net cash and cash equivalents used in investing activities	(17,558)	(17,152)

Cash flows from financing activities
Advances on lines of credit and short-term debt	3,647	3,568
Repayments of line of credit and short-term debt	(3,498)	(1,461)
Taxes paid related to net share settlement	(4,467)	(645)
Proceeds from long-term debt	82,331	85,000
Repayments of long-term debt	(98,884)	(83,089)
Net proceeds from issuance of common stock	-	6,667
Repayment of and proceeds from finance lease obligation	(223)	(293)
Dividend distribution to noncontrolling interests	(108)	-
Other	(195)	(120)
Net cash and cash equivalents (used in) provided by financing activities	(21,397)	9,627

Effect of exchange rate changes on cash and cash equivalents	(3,315)	(1,890)
Change in cash and cash equivalents, including restricted cash	11,405	60,474
Cash and cash equivalents, beginning of period, including restricted cash	259,507	241,833
Cash and cash equivalents, end of period, including restricted cash	270,912	$302,307

Supplemental Cash Flow Information
Interest paid during the period	1,068	$2,095
Taxes paid during the period	6,091	$4,323
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$8,847	$9,886

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Three Months Ended
	March 31,
	2020	2019
Current assets:
Cash and cash equivalents	$269,516	$301,167
Restricted cash (included in other current assets)	1,396	1,140
Total cash, cash equivalents and restricted cash	$270,912	$302,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Operations and Significant Accounting Policies

Summary of Operations

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2019 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 12, 2020 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2020.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. We adopted ASU No. 2016-13 effective January 1, 2020. The adoption of ASU No 2016-13 did not have a material impact on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.  During the three months ended March 31, 2020 and 2019 we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2020	2019
Earnings (numerator)
Net income attributable to common stockholders	$20,168	$31,716

Shares (denominator)
Weighted average common shares outstanding (basic)	51,335	50,398
Dilutive effect of stock options and stock awards outstanding	1,087	1,064
Adjusted weighted average common shares outstanding (diluted)	52,422	51,462

Earnings per share attributable to common stockholders
Basic	$0.39	$0.63
Diluted	$0.38	$0.62

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	58	58

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	March 31, 2020	December 31, 2019
Finished goods	$53,747	$62,900
Work-in-progress	48,684	55,082
Raw materials	129,753	118,490
Total	$232,184	$236,472

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2019	$141,318
Savitech acquisition (see Note 13 for additional information)	10,755
Foreign currency translation adjustment	(2,407)
Balance at March 31, 2020	$149,666

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2020	2019
Intangible assets subject to amortization:
Gross carrying amount	$248,897	$239,975
Accumulated amortization	(128,672)	(124,452)
Foreign currency translation adjustment	(8,247)	(9,842)
Total	111,978	105,681
Intangible assets with indefinite lives:
Gross carrying amount	10,412	14,883
Foreign currency translation adjustment	(1,172)	(1,041)
Total	9,240	13,842
Total intangible assets, net	$121,218	$119,523

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2020	2019
Three months ended March 31	$4,221	$4,484

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2020	2019
Domestic pre-tax income	$5,268	$12,486
Foreign pre-tax income	$19,688	$29,548
Income tax provision	$4,556	$10,298
Effective tax rate	18.3%	24.5%
Impact of tax holidays on tax expense	$(1,074)	$277
Earnings per share impact of tax holidays:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

The decrease in the effective tax rate for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, is primarily attributable to a decrease in non-U.S. withholding taxes and a net increase in favorable U.S. permanent differences.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2009. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2014. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense.  As of March 31, 2020, the gross amount of unrecognized tax benefits was approximately $38.4 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In response to the outbreak of the novel strain of coronavirus (“COVID-19”) pandemic, the United States Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020.  We do not expect the CARES Act to have a material impact on our financial statements because we do not qualify for most of the relief provisions prescribed in the Cares Act. We will continue to assess the impacts of the CARES Act and any other legislation adopted by the United States government or other applicable governmental agencies in response to COVID-19 as additional guidance is published by the relevant authorities.

NOTE 6 – Share-Based Compensation

All share-based compensation is for share grants.  All outstanding stock options are fully vested, and all expense related to stock options has been recognized in previous periods. No cash proceeds were received from stock option exercises during the three months ended March 31, 2020. The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended
	March 31,
	2020	2019
Cost of goods sold	$273	$125
Selling, general and administrative	3,711	3,637
Research and development	709	715
Total share-based compensation expense	$4,693	$4,477

Share Grants – Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. All new grants are granted under the Company’s 2013 Equity Incentive Plan, and there will be no additional share grants under the 2001 Omnibus Equity Incentive Plan. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant, and compensation expense is recognized on a straight-line basis over the requisite four-year service period.

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

As of March 31, 2020, total unrecognized share-based compensation expense related to share grants was approximately $45.4 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 7 – Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe.  During the three months ended March 31, 2020 and 2019, no customer accounted for 10% or more of our revenue. No customer accounted for 10% or more of our outstanding accounts receivable at any point in the periods presented in this report.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

As of and for the
Three Months Ended March 31, 2020	Asia	North America	Europe	Consolidated
Total sales	$301,863	$168,172	$59,001	$529,036
Intercompany elimination	(116,921)	(104,464)	(26,934)	(248,319)
Net sales	$184,942	$63,708	$32,067	$280,717

Property, plant and equipment, net	$364,624	$24,110	$67,388	$456,122
Total assets	1,208,572	197,178	214,516	$1,620,266

As of and for the
Three Months Ended March 31, 2019	Asia	North America	Europe	Consolidated
Total sales	$273,900	$101,280	$51,052	$426,232
Intercompany elimination	(73,597)	(37,916)	(12,426)	(123,939)
Net sales	$200,303	$63,364	$38,626	$302,293

Property, plant and equipment, net	$387,264	$28,402	$25,549	$441,215
Total assets	$1,163,989	$222,696	$226,313	$1,612,998

Disaggregation of Net Sales. We disaggregate net sales from contracts with customers into direct sales and distribution sales (“Distributors”) and by geographic area. Direct sales customers consist of those customers using our product in their manufacturing process, and Distributors are those customers who resell our products to third parties. We deliver our products to customers around the world for use in consumer electronics, computing, communications, industrial and automotive. Further, most of our contracts are fixed-price arrangements, and are short term in nature, ranging from days to several months.

The tables below set forth revenue for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
Net Sales by Region	March 31, 2020	March 31, 2019
Asia	$210,805	$224,289
Europe	46,931	38,394
Americas	22,981	39,610
Total net sales	$280,717	$302,293

Net Sales by Type
Direct sales	$99,544	$86,358
Distributor sales	181,173	215,935
Total net sales	$280,717	$302,293

Revenue from products shipped to China was $138.9 million and $151.5 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of March 31, 2020, we had approximately $38.7 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of March 31, 2020, we also had a commitment to purchase approximately $52.5 million of wafers to be used in our manufacturing process.  These wafer purchases will occur during 2020.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of March 31, 2020, the unfunded liability for this defined benefit plan was approximately $14.0 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GBP 2 million (approximately $2.4  million based on a GBP: USD exchange rate of 1.2:1).  The current annual contributions were set with regard to the funding position as of April 2016, and must be reviewed by the Trustees at least every three years. A review as of April 2019 is underway and the outcome of the review could result in a change in the amount of the payment or the period over which payment is required.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At March 31, 2020, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  The fair value of these instruments approximates zero.

The table below sets forth outstanding foreign currency forward contracts at March 31, 2020 and December 31, 2019:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$2,961	March 2020	May 2020	EUR/GBP	0.8848	Non-designated
4,009	March 2020	May 2020	EUR/USD	1.1009	Non-designated
10,445	March 2020	May 2020	GBP/USD	1.2453	Non-designated
37,850	March 2020	May 2020	USD/CNY	7.1036	Non-designated
1,136	March 2020	May 2020	USD/JPY	107.2520	Non-designated
42,028	March 2020	May 2020	USD/TWD	29.9560	Non-designated
500	January 2020	July 2020	USD/TWD	30	Non-designated
500	January 2020	January 2021	USD/TWD	29.976	Non-designated
500	March 2020	May 2020	USD/TWD	30.355	Non-designated
$99,929
Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$1,844	December 2019	February 2020	EUR/GBP	0.8471	Non-designated
3,375	December 2019	February 2020	EUR/USD	1.123	Non-designated
25,957	December 2019	February 2020	GBP/USD	1.3257	Non-designated
39,340	December 2019	February 2020	USD/CNY	6.9762	Non-designated
763	December 2019	February 2020	USD/JPY	108.732	Non-designated
33,621	December 2019	February 2020	USD/TWD	20.988	Non-designated
500	January 2019	January 2020	USD/TWD	30.635	Non-designated
500	October 2019	February 2020	USD/TWD	30.571	Non-designated
$105,900
* EUR = Euro
GBP = British Pound Sterling
USD = United States Dollar
CNY = Chinese Yuan Renminbi
JPY = Japan Yen
TWD = Taiwan dollar

Hedges of Interest Rate and Net Investment Risk -The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The table below sets forth information related to the number and the notional amount of our interest rate related derivative instruments at March 31, 2020 and December 31, 2019:

	Number of Instruments		Notional Amount
	2020	2019	2020	2019
Interest rate swaps and collars	9	9	$175,000	$200,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Other Current Assets		Other Assets		Other Current Liabilities		Other Liabilities
	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate swaps and collars	$-	$194	$-	$36	$1,936	$51	$1,154	$127

The tables below set forth the effect of the Company’s derivative financial instruments on our condensed consolidated statements of income for the three months ended March 31, 2020 and 2019:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments
	March 31,			March 31,			March 31,
	2020	2019		2020	2019		2020	2019
Three Months Ended
Interest rate swaps and collars	$(1,390)	$(1,090)	Interest expense	$(71)	$(469)	Interest expense	$-	$-
Cross currency swaps	$-	$(2,350)	N/A	$-	$-	Interest income	$-	$455

We estimate that $0.6 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of March 31, 2020 will be reclassified into expense within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three months ended March 31, 2020 or 2019.

	Amount of (Loss) or Gain Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income
Derivative Instruments Not Designated as Hedging Instruments

	March 31,
	2020	2019
Three Months Ended
Foreign currency forward contracts	$(2,147)	$430	Foreign currency loss, net

As of March 31, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements.

NOTE 10 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease expense	$3,730	$3,704
Finance lease expense:
Amortization of assets	209	244
Interest on lease liabilities	7	15
Short-term lease expense	94	36
Variable lease expense	711	618
Total lease expense	$4,751	$4,617

The table below sets forth supplemental balance sheet information related to leases:

	March 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets	$53,933	$57,427

Current operating lease liabilities	11,633	12,554
Noncurrent operating lease liabilities	24,713	27,545
Total operating lease liabilities	$36,346	$40,099

Finance leases:
Finance lease ROU assets	$2,507	$3,396
Accumulated amortization	(1,671)	(1,924)
Finance lease ROU assets, net	$836	$1,472

Current finance lease liabilities	$818	$903
Non-current finance lease liabilities	–	138
Total finance lease liabilities	$818	$1,041

Weighted average remaining lease term (in years):
Operating leases	4.3	4.4
Finance leases	1.0	1.3

Weighted average discount rate:
Operating leases	3.8%	3.8%
Finance leases	3.0%	3.0%

The table below sets forth supplemental cash flow and other information related to leases:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$4,018	$4,277
Operating cash outflows from finance leases	7	15
Financing cash outflow from finance leases	223	293

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	127	86

The table below sets forth information about lease liability maturities:

	March 31, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$10,129	$691
2021	9,674	139
2022	8,000	-
2023	4,452	-
2024	2,379	-
2025	2,286	-
2026 and thereafter	2,579	-
Total lease payments	39,499	830
Less: imputed interest	(3,153)	(12)
Total lease obligations	36,346	818
Less: current obligations	(11,633)	(818)
Long-term lease obligations	$24,713	$-

NOTE 11 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At March 31, 2020 and December 31, 2019, these investments totaled approximately $10.0 million and $12.9 million, respectively.

NOTE 12 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15% of our outstanding Common Stock as of March 31, 2020, and is a member of the Lite-On Group of companies. On August 8, 2019, we announced that we entered into an agreement with LSC pursuant to which the Company shall acquire LSC. The aggregate consideration payable by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC stockholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and regulatory approvals.  We expect to fund the purchase price of the transaction primarily with proceeds from an anticipated new bank financing arrangement.  Raymond Soong, the Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.  We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay fees for plating and rental services and consulting to Keylink. The aggregate amounts paid to Keylink for the three months ended March 31, 2020 and 2019 were approximately $3.1 million and $3.9 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd (“JCP”), a frequency control product manufacturing company in which we have made an equity investment and account for that investment using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended
	March 31,
	2020	2019
LSC
Net sales	$128	$188
Purchases	$2,748	$4,412
Nuvoton
Purchases	$1,644	$1,267
Keylink
Net sales	$3,985	$2,815
Purchases	$405	$605
JCP
Purchases	$156	$160

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31,	December 31,
	2020	2019
LSC
Accounts receivable	$128	$184
Accounts payable	$2,055	$2,154
Nuvoton
Accounts payable	$875	$1,055
Keylink
Accounts receivable	$25,536	$31,598
Accounts payable	$22,100	$28,244
JCP
Accounts payable	$181	$173

Note 13 –Acquisitions

Savitech Acquisition

On February 5, 2020, the Company entered into an agreement to invest up to approximately $14.2 million to acquire at least 51% of Savitech Corporation (“Savitech”), a fabless semiconductor design company located in Zhubei City, Taiwan.  The Company will make the investment in two tranches.  The first tranche of $5.6 million, which provided the Company with a 33.6% ownership of Savitech, was made on March 4, 2020.  The initial tranche was funded with cash on hand. The second tranche, currently recorded in other long-term liabilities, as shown in the table below, and currently valued at $7.3 million  will increase the Company’s ownership to at least 51% of Savitech. The second tranche will be paid on June 30, 2021, provided Savitech achieves previously agreed-to revenue levels.  If revenue levels are not achieved the Company will pay less than the maximum $8.6 million, but regardless of the amount paid, will still acquire at least 51% of Savitech.

The Company recorded the purchase of Savitech as a business acquisition and will consolidate Savitech into their operations, based on the voting model, with a non-controlling interest related to the interest Diodes does not own in Savitech. The Company purchased Savitech in order to increase the Company’s integrated circuit business.   Total purchase consideration recorded was $12.9 million. The goodwill will not be tax deductible. The Company also incurred acquisition costs of approximately $0.1 million that were recognized in selling, general and administrative expense. The table below sets forth the preliminary fair value of the assets and liabilities recorded in the acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet at the date of acquisition. The acquisition accounting is not final as deferred taxes, the contingent consideration payment and goodwill are being finalized.  We expect the acquisition accounting to be finalized in the second or third quarter of 2020.

Cash and cash equivalents	$6.2
Prepaid expenses and other	0.7
Goodwill	10.8
Intangible assets, net	6.1
Other long-term assets	0.3
Accrued liabilities and other	0.4
Other long-term liabilities	7.3
Noncontrolling interest	10.8

Wafer Fabrication Facility Acquisition

On April 1, 2019, the Company completed the previously announced acquisition of a wafer fabrication facility located in Greenock, Scotland (“GFAB”). The Company recorded the purchase of GFAB as a business acquisition. The Company purchased GFAB in order to increase the Company’s wafer production capacity.  Total consideration paid by the Company was $33.2 million and was funded by advances under the revolving portion of our long-term credit facility.  The facility and assets were wholly acquired, and there is no remaining minority interest.    The goodwill will not be tax deductible.  The Company also incurred acquisition costs of approximately $0.6 million that were recognized in selling, general and administrative expense.  Due to a lack of available data we are unable to provide historical financial pro forma data.  The table below sets forth the fair value of the assets and liabilities recorded in the GFAB acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 12, 2020.

Overview

We are a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. For detailed information, see Note 1 – Summary of Operations and Significant Accounting Policies, included in the condensed consolidated financial statements in Item 1 above.  Our products are sold primarily throughout Asia, North America and Europe. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, provides us with a meaningful competitive advantage relative to other semiconductor companies.

Factors Relevant to Our Results of Operations for the Three Months Ended March 31, 2020

•

During the first quarter of 2020, net sales were $280.7 million, a decrease of 7.1% from the $302.3 million in the first  quarter of 2019, and a decrease of 6.8% from the $301.2 million in the fourth quarter of 2019;

•	Gross profit was $95.8 million, compared to $112.4 million of gross profit in the first quarter of 2019, and $109.4 million in the fourth quarter of 2019;
•	Gross profit margin was 34.1%, compared to gross profit margin of 37.2% in the first quarter of 2019, and 36.3% in the fourth quarter of 2019;
•

Net income was $20.2 million, or $0.38 per diluted share, compared to net income of $31.7 million, or $0.62 per diluted share, in the first quarter of 2019, and net income of $47.2 million, or $0.90 per diluted share in the fourth quarter or 2019; and

•	Cash flow from operations was $53.7 million. Net cash flow was a positive $11.4 million, which includes a paydown of $16.6 million of long-term debt and $14.2 million of capital expenditures.

Recent Developments

LSC Acquisition

In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of Lite-On Semiconductor Corporation (“LSC”) and its subsidiaries by the Company. At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.39 per share based on March 31, 2020 exchange rates.  The aggregate consideration payable by the Company, based on the March 31, 2020 exchange rate, is approximately $426 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval in October 2019, and Taiwan regulatory approval in March 2020.  We anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and remaining regulatory approvals.  We expect to fund the purchase price of the transaction primarily with proceeds from an anticipated new bank financing arrangement.

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, including the countries in which we operate.  The duration and severity of the effects of COVID-19 are currently unknown.

Developments have been occurring rapidly with respect to the spread of COVID-19 and its impact on human health and businesses.  New and changing government actions to address the COVID-19 pandemic have been occurring on a daily basis. We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business.  However, because developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the extent and duration of any possible adverse financial impact of COVID-19 on our business, financial condition and results of operations.

We remain focused on the safety and well-being of our stakeholders and on the service of our customers.  We will continuously review and assess the rapidly-changing COVID-19 pandemic and its impacts on our customers, our suppliers and our business so that we can seek to address those impacts.  In the first quarter of 2020, following the extended Chinese New Year, we delayed the start of our manufacturing production in China and at the end of the first quarter of 2020 we temporarily closed our wafer fabrication facilities located in the United Kingdom.  Our operations in China and the United Kingdom have both resumed full production.

As of March 31, 2020, our cash, cash equivalents, and short-term investments were $272.4 million, and we had access to additional borrowing capacity of $250 million under the revolving portion our U.S. Credit Facility, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Please see “Risk Factors - The ultimate impact of the COVID-19 pandemic outbreak cannot be estimated at this time, but it may have a material adverse effect on our business, financial condition and results of operations.” in Item 1A of this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Three Months Ended March 31,
	2020	2019
Net sales	100%	100%
Cost of goods sold	(66)	(63)
Gross profit	34	37
Total operating expense	25	23
Income from operations	9	14
Total other expense	-	-
Income before income taxes and noncontrolling interest	9	14
Income tax provision	(2)	(3)
Net income	7	11
Net income attributable to common stockholders	7	11

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)	% Change
Net sales	$280,717	$302,293	$(21,576)	(7.1%)
Cost of goods sold	184,875	189,882	(5,007)	(2.6%)
Gross profit	95,842	112,411	(16,569)	(14.7%)
Total operating expense	69,990	70,288	(298)	(0.4%)
Interest income	273	875	(602)	(68.8%)
Interest expense	(1,245)	(2,145)	(900)	(42.0%)
Foreign currency gain (loss), net	75	(64)	(139)	(217.2%)
Other income	1	1,245	(1,244)	(99.9%)
Income tax provision	4,556	10,298	(5,742)	(55.8%)

Net sales decreased approximately $21.6 million for the three months ended March 31, 2020, compared to the same period last year.  This decrease in net sales reflects the global economic slowdown caused by the COVID-19 pandemic.  During the three months ended March 31, 2020, the Company delayed reopening its manufacturing facilities in China after the Chinese New Year period that was extended due to the COVID-19 pandemic.  Our revenues are also negatively impacted during the first quarter of each year due to seasonality.  Also as a result of the COVID-19 pandemic, late in March 2020, the Company temporarily shut down its manufacturing facilities in the United Kingdom.  Despite the overall decrease in net sales, the Company experienced continued growth in the automotive and computing end markets during the three months ended March 31, 2020. For the three months ended March 31, 2020, the automotive market represented 11% of total sales.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Industrial	26%	29%
Communications	23%	23%
Consumer	23%	23%
Computing	17%	15%
Automotive	11%	10%

Cost of goods sold decreased approximately $5.0 million for the three months ended March 31, 2020, compared to the same period last year, due, in part, to the decreased net sales during the first quarter of 2020.  As a percent of sales, cost of goods sold was 65.9% for the three months ended March 31, 2020, compared to 62.8% for the same period last year. Average unit cost increased approximately 13.0% for the three months ended March 31, 2020, compared to the same period last year, in part due to the shutdown of our manufacturing facilities due to the extended Chinese New Year period. For the three months ended March 31, 2020, gross profit decreased approximately 14.7% when compared to the same period last year. Gross profit margin for the three month periods ended March 31, 2020 and 2019 was 34.1% and 37.2%, respectively. The decrease in gross profit margin reflects the 7.1% decrease in revenue.

Operating expenses for the three months ended March 31, 2020, decreased approximately $0.3 million, or 0.4%, compared to the three months ended March 31, 2019. Selling, general and administrative expenses (“SG&A”) decreased approximately $1.5 million and research and development expenses (“R&D”) increased approximately $1.5 million, each as compared to the same period last year. Amortization of acquisition related intangibles decreased $0.3 million, compared to the same period last year. SG&A, as a percentage of sales, was 15.0% and 14.5% for the three months ended March 31, 2020 and 2019, respectively. R&D, as a percentage of sales, was 8.4% and 7.3% for the three months ended March 31, 2020 and 2019, respectively.

Interest income decreased 68.8% for the three months ended March 31, 2020, compared to the same period last year, due to a reduction in short-term investments.  Interest expense decreased 42.0% for the three months ended March 31, 2020, compared to the same period last year. The decrease in interest expense for the three months ended March 31, 2020 was due to lower levels of debt partially along with lower interest rates on the floating rate portion of our debt.

We recognized an income tax expense of approximately $4.6 million and $10.3 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in income taxes for 2020 compared to 2019 was primarily attributable to a decrease in pretax book income, a decrease in non-U.S. withholding taxes and a net increase in favorable U.S. permanent differences.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $162.8 million. At March 31, 2020, outstanding borrowings were $13.4 million and outstanding letters of credit were $0.4 million under the Asia credit facilities. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due monthly on outstanding amounts under the credit lines.

Long-term debt

We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan.  The U.S. Credit Facility matures October 26, 2021.  The remaining portion of the term loan of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $7.8 million in the first three quarters of 2020 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may, from time to time, request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  The obligations of the Company and the other borrowers under the U.S. Credit Facility are secured by substantially all of the assets of the Company, including controlling interests in its first-tier subsidiaries, and by specified assets of certain of its subsidiaries.  In addition to our U.S. credit facilities, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $13.4 million through a short term loan and $26.5 million on a long-term basis from local Taiwan banks in order to make an investment.  The ERIS debt has the following maturities: $0.2 million in 2020, $4.5 million in 2021, $4.9 million in 2022, $1.6 million in 2023, $12.6 million in 2024 and $2.7 million thereafter.

The details of our borrowings outstanding as of March 31, 2020 are set forth in the table below:

Description	Amount outstanding	Interest Rate	Maturity Date
Short-term debt:
Foreign credit lines	$13,397	Libor or other similar indices plus a specified margin	Various during 2020 - 2021

Long-term debt
Notes payable to Bank of Taiwan	4,135	Two-year savings rate +1..3%	June 2033
Notes payable to CTBC Bank	19,054	TAIBOR 3 month rate +.05%	May 2024
Notes payable to East Sun Bank	3,308	1-M deposit rate + 0.08%	December 2022
U.S. Credit facility:
Revolving portion	-	Libor + a specified margin	October 2021
Term portion	55,375	Libor + a specified margin	October 2021
Total long-term debt	81,872
Less: Current portion of long-term debt	(34,676)
Less: Unamortized debt issuance costs	(1,185)
Total long-term debt, net of current portion	$46,011

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At March 31, 2020 and December 31, 2019, our working capital was $532.3 million and $524.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures (including accrued capital expenditures) for the three months ended March 31, 2020 and 2019 were $12.6 million and $16.3 million, respectively.  For the first three months of 2020 capital expenditures were approximately 4.5% of our net sales, which is in slightly below our capital spending target range of 5% to 9% of net sales.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries.  As of March 31, 2020, our foreign subsidiaries held approximately $143.6 million of cash, cash equivalents and investments of which approximately $21.4 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held.  Of this total, $9.2 million is held in China.

As of March 31, 2020, we had short-term investments totaling $2.9 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents increased from $258.4 million at December 31, 2019 to $269.5 million at March 31, 2020.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2020	2019	Change
Net cash flows provided by operating activities	$53,675	$69,889	$(16,214)
Net cash and cash equivalents used in investing activities	(17,558)	(17,152)	(406)
Net cash and cash equivalents (used in) provided by financing activities	(21,397)	9,627	(31,024)
Effect of exchange rate changes on cash and cash equivalents	(3,315)	(1,890)	(1,425)
Net increase in cash and cash equivalents, including restricted cash	$11,405	$60,474	$(49,069)

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2020 was $53.7 million.  Net cash flows provided by operating activities for the three months ended March 31, 2020 resulted from net income of $20.4 million, depreciation and amortization of intangible assets of $27.0 million, share-based compensation of $4.7 million and an increase in noncash working capital accounts of $0.8 million. Net cash flows provided by operating activities for the three months ended March 31, 2019 was $69.9 million.  Net cash flows provided by operating activities resulted from net income of $31.7 million, depreciation and amortization of intangible assets of $26.6 million, share-based compensation of $4.5 million and an increase in noncash working capital accounts of $7.3 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $17.6 million for the three months ended March 31, 2020. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $14.2 million and the additional investment by the Company’s subsidiary ERIS in Yea-Shin of $6.1 million, bring ERIS’ ownership of Yea-Shin to approximately 97%. These outflows of cash were partially offset by net proceeds from the maturity of short-term investments of $1.9 million for the three months ended March 31, 2020. Net cash and cash equivalents used in investing activities for the three months ended March 31, 2019 was primarily due to the purchase of property, plant and equipment of $18.6 million, partially offset by net proceeds received by the sale of short-term investments of $0.8 million.

Financing Activities

Net cash and cash equivalents used in financing activities was $21.4 million for the three months ended March 31, 2020. Net cash used in financing activities in the three months ended March 31, 2020 consisted primarily of $16.6 million net repayments of long-term debt and taxes paid on net share settlement of $4.5 million.  Net cash and cash equivalents provided by financing activities was $9.6 million for the three months ended March 31, 2019. Net cash and cash equivalents provided in the three months ended March 31, 2019 consisted primarily of proceeds from the issuance of Common Stock related to stock option exercises of $6.7 million and increases under our line of credit and short-term debt of $3.6 million.

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

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 12, 2020.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Summary of Operations and Significant Accounting Policies. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Recently Issued Accounting Pronouncements

See Note 1 - Summary of Operations and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, for detailed information regarding the status of recently issued accounting pronouncements.

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

Tariffs or other restrictions imposed by the United States Trade Representative may affect our operations in the U.S., may disrupt our activities in the U.S., may have an adverse impact on our profitability and results of operations and may encourage the independent development in China of products and electronic components that will compete with or displace our products and components, resulting in an adverse impact on our Chinese business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 12, 2020.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of March 31, 2020, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as identified in the additional Risk Factor set out below, there have been no material changes to our risk factors from those disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 12, 2020.

The ultimate impact of the COVID-19 pandemic outbreak cannot be estimated at this time, but it may have a material adverse effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration, severity of its effects and ultimate impact to the world’s population and financial impact are currently unknown. National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and ordering businesses to close or limit operations and ordering people to stay at home (i.e., shelter in place).

Given these governmental actions, there is no assurance that we will be permitted to operate under every future government order or other restriction and in every location where we maintain operations and may be required to limit our operations at, or close, certain locations in the future. Any such long-term limitations or closures would have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any long-term limitations on, or long-term closures of, our manufacturing facilities in Asia or Europe would have a negative adverse impact on our ability to manufacture, sell and ship products and service customers and would have a material adverse impact on our business, financial condition and results of operations. In the first quarter of 2020, following the extended Chinese New Year, we delayed the start of our manufacturing production in China and at the end of the first quarter of 2020 we temporarily closed our wafer fabrication facilities located in the United Kingdom. As of the date of this report, our operations in China and the United Kingdom have both resumed full production.  However, we can provide no assurances that those facilities or any of our other facilities may not suffer similar closures or disruptions in the future.

While the Company has already experienced negative impacts from the COVID-19 pandemic to its results of operations, cash flows and financial condition, in light of the current level of uncertainty over the economic and operational impacts of COVID-19 we cannot reasonably estimate the total impact that COVID-19 will have on our results of operations, cash flows or financial condition at this time. Risks and complications in the Company’s business from COVID-19 include, but are not limited to, changes in ordering patterns and demand for our products and losses in efficiency due to travel limitations and regulations compelling employees to work from home.  While the Company has not experienced a material increase in technology spending, if employees are forced to continue working remotely it could become necessary to increase information technology spending.  Although the Company has not experienced a significant business disruption due to teleworking arrangements, the imposition of increased self-isolation protocols could negatively impact the ability of employees to travel to the Company’s production facilities and possibly create ongoing business disruptions.  The limitations could negatively affect the Company’s ability to produce, sell and transport its products.  The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; measurement of compensation cost for certain share-based awards and cash bonus plans; and pension plan assumptions. In addition, depending on the extent and duration of the COVID-19 pandemic, healthcare insurance premiums could increase, increasing our healthcare costs.

In addition, the COVID-19 pandemic may cause disruptions, and in some cases severe disruptions, to the business and operations of our suppliers and customers as a result of quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions.  Certain of our customers and suppliers may in the future be required to close down or operate at a lower capacity, which would adversely impact our business, financial condition and results of operations. Because of the rapid onset of the COVID-19 pandemic, some of our customers could experience financial difficulties resulting in such customers being unable to pay for products they ordered from us before the COVID-19 pandemic emerged. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Consent and Amendment No. 4 to Amended and Restated Credit Agreement				X
10.2	Consent and Amendment No. 5 to Amended and Restated Credit Agreement and Limited Waiver				X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File, formatted in Inline XBRL				X
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

DIODES INCORPORATED
(Registrant)

May 11, 2020	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)