Form 10-Q
period 2020-06-30
DIODES INC /DEL/
filed 2020-08-06
CIK 29002

s4444wNN

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2020 was 51,831,464.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$503,206	$258,390
Short-term investments	3,652	4,825
Accounts receivable, net of allowances of $3,234 and $4,866 at June 30, 2020 and December 31, 2019, respectively	268,618	260,322
Inventories	255,828	236,472
Prepaid expenses and other	95,181	49,950
Total current assets	1,126,485	809,959
Property, plant and equipment, net	450,615	469,574
Deferred income tax	18,113	17,516
Goodwill	152,140	141,318
Intangible assets, net	118,076	119,523
Other long-term assets	71,734	81,494
Total assets	$1,937,163	$1,639,384

Liabilities
Current liabilities:
Line of credit	$63,668	$13,342
Accounts payable	138,692	122,148
Accrued liabilities and other	103,859	100,571
Income tax payable	6,064	16,156
Current portion of long-term debt	13,052	33,105
Total current liabilities	325,335	285,322
Long-term debt, net of current portion	282,271	64,401
Deferred tax liabilities	16,244	16,333
Other long-term liabilities	117,686	120,545
Total liabilities	741,536	486,601

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 51,598,528 and 51,206,969, issued and outstanding at June 30, 2020 and December 31, 2019, respectively	35,389	35,111
Additional paid-in capital	433,989	427,262
Retained earnings	831,159	789,958
Treasury stock at cost, 1,482,915 and 1,457,206, at June 30, 2020 and December 31, 2019, respectively	(38,660)	(37,768)
Accumulated other comprehensive loss	(118,492)	(108,139)
Total stockholders' equity	1,143,385	1,106,424
Noncontrolling interest	52,242	46,359
Total equity	1,195,627	1,152,783
Total liabilities and stockholders' equity	$1,937,163	$1,639,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$288,669	$322,006	$569,386	$624,299
Cost of goods sold	187,177	200,018	372,052	389,900
Gross profit	101,492	121,988	197,334	234,399

Operating expenses
Selling, general and administrative	45,372	47,333	87,587	91,021
Research and development	21,322	21,707	45,000	43,877
Amortization of acquisition related intangible assets	4,021	4,536	8,242	9,020
Other operating (income)	(92)	(104)	(216)	(158)
Total operating expense	70,623	73,472	140,613	143,760

Income from operations	30,869	48,516	56,721	90,639

Other income (expense)
Interest income	168	633	441	1,508
Interest expense	(2,653)	(2,011)	(3,898)	(4,156)
Foreign currency loss, net	(3,600)	(496)	(3,525)	(560)
Other income	1,274	1,235	1,275	2,480
Total other expense	(4,811)	(639)	(5,707)	(728)

Income before income taxes and noncontrolling interest	26,058	47,877	51,014	89,911
Income tax provision	4,670	11,174	9,226	21,472
Net income	21,388	36,703	41,788	68,439
Less net income attributable to noncontrolling interest	(355)	(419)	(587)	(439)
Net income attributable to common stockholders	$21,033	$36,284	$41,201	$68,000

Earnings per share attributable to common stockholders:
Basic	$0.41	$0.72	$0.80	$1.35
Diluted	$0.40	$0.70	$0.78	$1.32
Number of shares used in earnings per share computation:
Basic	51,527	50,658	51,431	50,529
Diluted	52,569	51,620	52,517	51,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$21,388	$36,703	$41,788	$68,439
Unrealized (loss) gain on defined benefit plan, net of tax	(16,570)	1,020	(6,851)	(5,009)
Unrealized gain (loss) on swaps and collars, net of tax	817	503	(621)	(3,406)
Unrealized foreign currency gain (loss), net of tax	6,733	(6,900)	(2,881)	(1,964)
Comprehensive income	12,368	31,326	31,435	58,060
Less: Comprehensive income attributable to noncontrolling interest	(355)	(419)	(587)	(439)
Total comprehensive income attributable to common stockholders	$12,013	$30,907	$30,848	$57,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2020	52,932	$35,289	(1,481)	$(38,457)	$427,543	$810,126	$(109,472)	$1,125,029	$57,260	$1,182,289
Total comprehensive income	-	-	-	-	-	21,033	(9,020)	12,013	355	12,368
Acquisition of non-controlling interest	-	-	-	-	(1,225)	-	-	(1,225)	(4,928)	(6,153)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	999	999
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(1,444)	(1,445)
Common stock issued for share-based plans	150	100	-	-	965	-	-	1,065	-	1,065
Share-based compensation	-	-	-	-	7,441	-	-	7,441	-	7,441
Deferred compensation plan	-	-	(2)	(203)	203	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(938)	-	-	(938)	-	(938)
Balance, June 30, 2020	53,082	$35,389	(1,483)	$(38,660)	$433,989	$831,159	$(118,492)	$1,143,385	$52,242	$1,195,627

Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	41,201	(10,353)	30,848	587	31,435
Acquisition of non-controlling interest	-	-	-	-	(1,225)	-	-	(1,225)	(4,928)	(6,153)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	11,776	11,776
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(1,552)	(1,553)
Common stock issued for share-based plans	418	278	-	-	787	-	-	1,065	-	1,065
Share-based compensation	-	-	-	-	11,678	-	-	11,678	-	11,678
Deferred compensation plan	-	-	(26)	(892)	892	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(5,405)	-	-	(5,405)	-	(5,405)
Balance, June 30, 2020	53,082	$35,389	(1,483)	$(38,660)	$433,989	$831,159	$(118,492)	$1,143,385	$52,242	$1,195,627

Balance, March 31, 2019	52,054	$34,704	(1,457)	$(37,768)	$410,163	$668,424	$(106,848)	$968,675	$48,623	$1,017,298
Total comprehensive income	-	-	-	-	-	36,284	(5,377)	30,907	419	31,326
Common stock issued for share-based plans	148	99	-	-	(61)	-	-	38	588	626
Share-based compensation	-	-	-	-	5,299	-	-	5,299	(2,447)	2,852
Tax related to net share settlement	-	-	-	-	(950)	-	-	(950)	-	(950)
Balance, June 30, 2019	52,202	$34,803	(1,457)	$(37,768)	$414,451	$704,708	$(112,225)	$1,003,969	$47,183	$1,051,152

Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	68,000	(10,379)	57,621	439	58,060
Noncontrolling interests	-	-	-	-	-	-	-	-	3,343	3,343
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,568)	(2,568)
Common stock issued for share-based plans	524	349	-	-	6,356	-	-	6,705	-	6,705
Share-based compensation	-	-	-	-	9,775	-	-	9,775	-	9,775
Tax related to net share settlement	-	-	-	-	(1,595)	-	-	(1,595)	-	(1,595)
Balance, June 30, 2019	52,202	$34,803	(1,457)	$(37,768)	$414,451	$704,708	$(112,225)	$1,003,969	$47,183	$1,051,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income	$41,788	$68,439
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	45,685	45,409
Amortization of intangible assets	8,242	9,020
Share-based compensation expense	12,394	9,775
Deferred income taxes	(2,317)	(74)
Other	1,084	(696)
Changes in operating assets:
Change in accounts receivable	(7,573)	(11,993)
Change in inventory	(19,770)	577
Change in other operating assets	7,422	(6,412)
Changes in operating liabilities:
Change in accounts payable	16,767	(7,036)
Change in accrued liabilities	(6,429)	4,454
Change in income tax payable	(10,159)	1,247
Change in other operating liabilities	(400)	(2,222)
Net cash flows provided by operating activities	86,734	110,488

Cash flows from investing activities
Acquisitions, net of cash received	591	(33,029)
Purchases of property, plant and equipment	(30,728)	(50,698)
Proceeds from maturity of short-term investments	6,186	9,843
Purchases of short-term investments	(5,051)	(9,000)
Additional acquisition of noncontrolling interest	(6,130)	-
Other	1,084	367
Net cash and cash equivalents used in investing activities	(34,048)	(82,517)

Cash flows from financing activities
Advances on lines of credit and short-term debt	53,647	6,769
Repayments of line of credit and short-term debt	(3,498)	(1,461)
Taxes paid related to net share settlement	(5,405)	(1,595)
Proceeds from long-term debt	589,331	161,237
Repayments of long-term debt	(390,334)	(203,385)
Net proceeds from issuance of common stock	1,066	6,706
Repayment of and proceeds from finance lease obligation	(445)	(588)
Dividend distribution to noncontrolling interests	(108)	(1,180)
Other	(2,470)	542
Net cash and cash equivalents (used in) provided by financing activities	241,784	(32,955)

Effect of exchange rate changes on cash and cash equivalents	644	(35)
Change in cash and cash equivalents, including restricted cash	295,114	(5,019)
Cash and cash equivalents, beginning of period, including restricted cash	259,507	241,833
Cash and cash equivalents, end of period, including restricted cash	$554,621	$236,814

Supplemental Cash Flow Information
Interest paid during the period	$1,746	$4,107
Taxes paid during the period	$21,743	$23,199

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$7,569	$14,234
Dividend payable to noncontrolling interest	$1,454	$1,400

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above.  The company’s restricted cash primarily consisted of the cash required to be on deposit under contractual agreements with banks to support the outstanding loan and import/export guarantees.

	Six Months Ended
	June 30,
	2020	2019
Current assets:
Cash and cash equivalents	$503,206	$235,352
Restricted cash (included in other current assets)	51,415	1,462
Total cash, cash equivalents and restricted cash	$554,621	$236,814

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2019 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 12, 2020 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2020.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards (“FASB”) Update (“ASU”) No. 2020-04 Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the second quarter of 2020; the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. We adopted ASU No. 2016-13 effective January 1, 2020. The adoption of ASU No. 2016-13 did not have a material impact on our consolidated financial statements and related disclosures.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.  During the three and six month ended June 30, 2020 and 2019 we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings (numerator)
Net income attributable to common stockholders	$21,033	$36,284	$41,201	$68,000

Shares (denominator)
Weighted average common shares outstanding (basic)	51,527	50,658	51,431	50,529
Dilutive effect of stock options and stock awards outstanding	1,042	962	1,086	1,037
Adjusted weighted average common shares outstanding (diluted)	52,569	51,620	52,517	51,566

Earnings per share attributable to common stockholders
Basic	$0.41	$0.72	$0.80	$1.35
Diluted	$0.40	$0.70	$0.78	$1.32

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	8	131	3	95

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	June 30, 2020	December 31, 2019
Finished goods	$69,174	$62,900
Work-in-progress	53,457	55,082
Raw materials	133,197	118,490
Total	$255,828	$236,472

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2019	$141,318
Savitech acquisition (see Note 14 for additional information)	12,702
Foreign currency translation adjustment	(1,880)
Balance at June 30, 2020	$152,140

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2020	2019
Intangible assets subject to amortization:
Gross carrying amount	$249,647	$239,975
Accumulated amortization	(132,693)	(124,452)
Foreign currency translation adjustment	(8,110)	(9,842)
Total	108,844	105,681
Intangible assets with indefinite lives:
Gross carrying amount	10,412	14,883
Foreign currency translation adjustment	(1,180)	(1,041)
Total	9,232	13,842
Total intangible assets, net	$118,076	$119,523

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2020	2019
Three months ended June 30,	$4,021	$4,536
Six months ended June 30,	$8,242	$9,020

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Domestic pre-tax income	$7,707	$8,064	$12,975	$20,550
Foreign pre-tax income	$18,351	$39,813	$38,039	$69,361
Income tax provision	$4,670	$11,174	$9,226	$21,472
Effective tax rate	17.9%	23.3%	18.1%	23.9%
Impact of tax holidays on tax expense	$(241)	$572	$(1,315)	$849
Earnings per share impact of tax holidays:
Basic	$0.01	$(0.01)	$0.03	$(0.02)
Diluted	$0.01	$(0.01)	$0.03	$(0.02)

    The decrease in the effective tax rate for the three and six months ended June 30, 2020 when compared to the three and six months ended June 30, 2019, is primarily attributable to a decrease in non-U.S. withholding taxes and a net increase in favorable U.S. permanent differences.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

         We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2010. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2014. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2020, the gross amount of unrecognized tax benefits was approximately $39.6 million.

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

NOTE 6 – Share-Based Compensation

All share-based compensation is attributable to share grants.  All outstanding stock options are fully vested, and all expense related to stock options has been recognized in previous periods. Approximately $1.1 million of cash proceeds were received from stock option exercises during the six months ended June 30, 2020. The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of goods sold	$257	$259	$530	$384
Selling, general and administrative	6,715	4,309	10,426	7,946
Research and development	729	730	1,438	1,445
Total share-based compensation expense	$7,701	$5,298	$12,394	$9,775

Share Grants – Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. All new grants are granted under the Company’s 2013 Equity Incentive Plan, and there will be no additional share grants under the 2001 Omnibus Equity Incentive Plan. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant, and compensation expense is recognized on a straight-line basis over the requisite four-year service period.  During the second quarter of 2020, in connection with the retirement of a member of the Company’s board of directors, the Company modified that director’s unvested RSU grants to vest upon his retirement.  The shares subject to the modified grants will be released to that board member as if they were vesting under the original vesting timeline.  In connection with this modification, the Company recorded additional expense of approximately $1.7 million.

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

As of June 30, 2020, total unrecognized share-based compensation expense related to share grants was approximately $43.5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE 7 – Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe.  During the three months ended June 30, 2019, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for 10% or $31.5 million of our net sales.  No customer accounted for 10% or greater of our net sales during any other period presented. No customer accounted for 10% or more of our outstanding accounts receivable at any point in the periods presented in this report.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended June 30, 2020	Asia	North America	Europe	Consolidated
Total sales	$323,439	$190,543	$53,785	$567,767
Intercompany elimination	(133,552)	(121,545)	(24,001)	(279,098)
Net sales	$189,887	$68,998	$29,784	$288,669

Three Months Ended June 30, 2019	Asia	North America	Europe	Consolidated
Total sales	$319,740	$173,694	$66,124	$559,558
Intercompany elimination	(116,105)	(94,278)	(27,169)	(237,552)
Net sales	$203,635	$79,416	$38,955	$322,006

As of and for the
Six Months Ended June 30, 2020	Asia	North America	Europe	Consolidated
Total sales	$625,302	$358,715	$112,786	$1,096,803
Intercompany elimination	(250,473)	(226,009)	(50,935)	(527,417)
Net sales	$374,829	$132,706	$61,851	$569,386

Property, plant and equipment, net	$355,704	$24,435	$70,476	$450,615
Total assets	$1,494,605	$230,888	$211,670	$1,937,163

As of and for the
Six Months Ended June 30, 2019	Asia	North America	Europe	Consolidated
Total sales	$593,640	$274,974	$117,176	$985,790
Intercompany elimination	(189,702)	(132,194)	(39,595)	(361,491)
Net sales	$403,938	$142,780	$77,581	$624,299

Property, plant and equipment, net	$399,378	$22,450	$48,862	$470,690
Total assets	$1,190,443	$235,248	$188,468	$1,614,159

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor) for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
Net Sales by Region	2020	2019
Asia	$223,056	$239,082
Europe	43,145	46,050
Americas	22,468	36,874
Total net sales	$288,669	$322,006

Net Sales by Type
Direct sales	$92,671	$108,931
Distributor sales	195,998	213,075
Total net sales	$288,669	$322,006

	Six Months Ended
	June 30,
Net Sales by Region	2020	2019
Asia	$433,861	$463,371
Europe	90,076	84,444
Americas	45,449	76,484
Total net sales	$569,386	$624,299

Net Sales by Type
Direct sales	$280,581	$195,289
Distributor sales	288,805	429,010
Total net sales	$569,386	$624,299

Net sales from products shipped to China was $152.4 million and $160.3 million for the three months ended June 30, 2020 and 2019, respectively and $291.3 million and $311.8 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 8 – Debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $165.5 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2020, was approximately $101.4  million, net of a $63.7  million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee. In connection with our Asia credit facilities $51.4 million of cash deposits have been restricted in support of a corresponding loan amount.

On May 29, 2020, the Company, Diodes Holding B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that amends and restates that certain Amended and Restated Credit Agreement dated as of October 26, 2016 (as amended, modified and/or supplemented from time to time prior May 29, 2020, the “Existing Credit Agreement”).  Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement. The Company analyzed this amendment pursuant to the guidance in ASC No. 470-50, Debt—Modifications and Extinguishments. The Company determined that certain lenders had changes in cash flows which were substantially different as a result of the amendment, which resulted in a debt extinguishment of $52.2 million and a loss on extinguishment and third-party fees of $0.7 million being expensed in the three-month period ended June 30, 2020.

The Credit Agreement rebalances the Company’s existing senior credit facilities under the Existing Credit Agreement from (x) aggregate credit facilities of $500,000,000, consisting of (A) a $250,000,000 revolving senior credit facility, which included a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and (B) a $250,000,000 term loan to (y) aggregate credit facilities of $670,000,000 consisting of (A) an acquisition draw term commitment of $340,000,000 (the “Acquisition Draw Term Commitment”), (B) an initial term commitment of $180,000,000 (the “Initial Term Commitment” and, together with the Acquisition Draw Term Commitment, the “Term Loan”) and (C) a $150,000,000 revolving senior credit facility (the “Revolver”), which includes a $20,000,000 uncommitted swing line submit, a $10,000,000 letter of credit sublimit, and a $40,000,000 alternative currency sublimit.

The Revolver and the Term Loan mature on May 29, 2023 (the “Maturity Date”).  Both the term loan portion and the revolving portion of the Credit Agreement bear an interest rate at LIBOR or similar other indices plus a specified margin. The Company plans to use a portion of the proceeds available under the Revolver and the Term Loan (i) to finance the Company’s previously announced acquisition of Lite-On Semiconductor Corporation, (ii) to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Existing Credit Agreement and (iii) for working capital, capital expenditures, and other lawful corporate purposes, including, without limitation, financing permitted acquisitions.

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). These covenants are generally similar to the corresponding covenants in the Existing Credit Agreement, except that certain amounts permitted as exceptions to negative covenants restricting liens, indebtedness, investments, dispositions and restricted payments have been revised, and additional exceptions to certain negative covenants have been added, including increased capacity for certain intercompany Indebtedness and Investment (including existing Lite-On Indebtedness), and the right to enter into certain securitization transactions and receivables facilities, subject to limitations set forth in the Credit Agreement.  Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.

In addition to the liquidity provided by the Credit Agreement, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $13.7 million through a short-term loan and $27.0 million on a long-term basis from local Taiwan banks.  The ERIS debt matures in periods from 2020 through 2033.

Borrowings outstanding as of June 30, 2020 and December 31, 2019, are set forth in the table below:

	June 30,	December 31,		Current Amount
Description	2020	2019	Interest Rate	Maturity
Short-term debt	$63,668	$13,342	Libor + Margin	Various during 2020 - 2021

Long-term debt
Notes payable to Bank of Taiwan	$4,143	$4,242	Variable, 1.3% base	June-33
Notes payable to Bank of China Trust Company	3,375	-	Taibor 3 month rate + 0.5%	December-21
Notes payable to Bank of China Trust Company	16,065	19,212	Taibor 3 month rate + 0.5%	May-24
Notes payable to E Sun Bank	3,375	-	1-M deposit rate plus 0.08%	December-22
Term loan and revolver	271,000	75,187	Libor plus margin	May-23
Total long-term debt	297,958	98,641
Less: Current portion of long-term debt	(13,052)	(33,105)
Less: Unamortized debt costs	(2,635)	(1,135)
Total long-term debt, net of current portion	$282,271	$64,401

NOTE 9 – Commitments and Contingencies

Purchase commitments – As of June 30, 2020, we had approximately $26.8 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of June 30, 2020, we also had a commitment to purchase approximately $29.8 million of wafers to be used in our manufacturing process.  These wafer purchases will occur during 2020.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of June 30, 2020, the unfunded liability for this defined benefit plan was approximately $28.7 million.  An actuarial valuation was performed as of March 31, 2019, resulting in a deficit of approximately GBP 26.7 million (approximately $27.9 million based on a GBP: USD exchange rate of 1.2:1). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.4 million based on a GBP: USD exchange rate of 1.2:1) to be paid in annual installments with effect from April 1, 2020 to address the deficit revealed by the valuation (with the first payment made by March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million in annual installments effective April 1, 2020 to cover expenses.

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

Note 10 – Derivative Financial Instruments

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At June 30, 2020, and December 31, 2019, we had $93.0 million and $105.9 million, respectively, outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC No. 815.  The fair value of these instruments approximates zero.

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

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	Other Current Assets		Other Assets		Other Current Liabilities		Other Liabilities
	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate swaps and collars	$-	$194	-	$36	$2,008	$51	$610	$127

The tables below set forth the effect of the Company’s derivative financial instruments on our condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments
	June 30,			June 30,			June 30,
	2020	2019		2020	2019		2020	2019
Three Months Ended
Interest rate swaps and collars	$(180)	$(1,920)	Interest expense	$(2)	$456	N/A	$-	$-
Cross currency swaps	$-	$2,052	N/A	$-	$-	Interest income	$-	$233
Six Months Ended
Interest rate swaps and collars	$(1,571)	$(3,010)	Interest expense	$(73)	$925	N/A	-	-
Cross currency swaps	$-	$(298)	N/A	-	-	Interest income	$-	$688

We estimate that $0.6 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of June 30, 2020 will be reclassified into expense within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three and six months ended June 30, 2020 or 2019.

	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income

Derivative Instruments Not Designated as Hedging Instruments
	June 30,
	2020	2019
Three Months Ended
Foreign currency forward contracts	$(391)	$1,660	Foreign currency loss, net
Six Months Ended
Foreign currency forward contracts	$(2,538)	$(1,230)	Foreign currency loss, net

As of June 30, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements.

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating lease expense	$3,669	$3,773	$7,399	$7,477
Finance lease expense:
Amortization of assets	209	245	418	489
Interest on lease liabilities	6	13	13	28
Short-term lease expense	122	98	216	134
Variable lease expense	738	802	1,449	1,420
Total lease expense	$4,744	$4,931	$9,495	$9,548

The table below sets forth supplemental balance sheet information related to leases.  In our condensed consolidated balance sheets, ROU assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	June 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets	$51,739	$57,427

Current operating lease liabilities	11,417	12,554
Noncurrent operating lease liabilities	22,933	27,545
Total operating lease liabilities	$34,350	$40,099

Finance leases:
Finance lease ROU assets	$2,507	$3,396
Accumulated amortization	(1,880)	(1,924)
Finance lease ROU assets, net	$627	$1,472

Current finance lease liabilities	$593	$903
Non-current finance lease liabilities	–	138
Total finance lease liabilities	$593	$1,041

Weighted average remaining lease term (in years):
Operating leases	4.2	4.4
Finance leases	0.8	1.3

Weighted average discount rate:
Operating leases	3.9%	3.8%
Finance leases	3.0%	3.0%

The table below sets forth supplemental cash flow and other information related to leases:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$9,753	$10,154
Operating cash outflows from finance leases	13	28
Financing cash outflow from finance leases	445	588

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	532	3,198

The table below sets forth information about lease liability maturities:

	June 30, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$6,955	$461
2021	10,150	139
2022	8,371	-
2023	4,501	-
2024	2,382	-
2025	2,288	-
2026 and thereafter	2,578	-
Total lease payments	37,225	600
Less: imputed interest	(2,875)	(7)
Total lease obligations	34,350	593
Less: current obligations	(11,417)	(593)
Long-term lease obligations	$22,933	$0

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At June 30, 2020 and December 31, 2019, these investments totaled approximately $11.2 million and $12.9 million, respectively.

NOTE 13 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15% of our outstanding Common Stock as of June 30, 2020, and is a member of the Lite-On Group of companies. On August 8, 2019, we announced that we entered into an agreement with LSC pursuant to which the Company shall acquire LSC. The aggregate consideration payable by the Company, based on the December 31, 2019 exchange rate, is approximately $437 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC stockholder approval on October 25, 2019, and we anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and pending regulatory approval in China.  We expect to fund the purchase price of the transaction primarily with proceeds from the Credit Agreement.  See Note 8.  Raymond Soong, the former Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, Chairman of our Board of Directors, President and Chief Executive Officer, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.  We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay fees for plating and rental services and consulting to Keylink. The aggregate amounts paid to Keylink for the three months ended June 30, 2020 and 2019 were approximately $3.8 million and $3.9 million, respectively. The aggregate amounts paid to Keylink for the six months ended June 30, 2020 and 2019 were approximately $6.9 million and $7.8 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd (“JCP”), a frequency control product manufacturing company in which we have made an equity investment and account for that investment using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
LSC
Net sales	$171	$268	$299	$456
Purchases	$3,806	$4,079	$6,554	$8,491
Nuvoton
Purchases	$2,011	$2,034	$3,655	$3,301
Keylink
Net sales	$4,975	$3,566	$8,960	$6,381
Purchases	$426	$585	$831	$1,190
JCP
Purchases	$291	$151	$447	$311

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	June 30,	December 31,
	2020	2019
LSC
Accounts receivable	$171	$184
Accounts payable	$2,799	$2,154
Nuvoton
Accounts payable	$1,071	$1,055
Keylink
Accounts receivable	$36,960	$31,598
Accounts payable	$32,029	$28,244
JCP
Accounts payable	$326	$173

Note 14 –Acquisitions

Savitech Acquisition

On February 5, 2020, the Company entered into an agreement to invest up to approximately $14.2 million to acquire at least 51% of Savitech Corporation (“Savitech”), a fabless semiconductor design company located in Zhubei City, Taiwan.  The Company will make the investment in two tranches.  The first tranche of $5.6 million, which provided the Company with a 33.6% ownership of Savitech, was made on March 4, 2020.  The initial tranche was funded with cash on hand. The second tranche, currently recorded in other long-term liabilities, as shown in the table below, and currently valued at $8.4 million will increase the Company’s ownership to at least 51% of Savitech. The second tranche will be paid on June 30, 2021, provided Savitech achieves previously agreed-to revenue levels.  If revenue levels are not achieved the Company will pay less than the maximum $8.6 million, but regardless of the amount paid for the second tranche, the Company will still acquire at least 51% of Savitech.

The Company recorded the purchase of Savitech as a business acquisition and will consolidate Savitech into its operations, based on the voting model, with a non-controlling interest related to the interest the Company does not own in Savitech. The Company made its investment in Savitech in order to increase the Company’s integrated circuit business.   Total purchase consideration recorded was $13.9 million. The goodwill will not be tax deductible. The Company also incurred acquisition costs of approximately $0.1 million that were recognized in selling, general and administrative expense. The table below sets forth the fair value of the assets and liabilities recorded in the acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet at the date of acquisition. The acquisition accounting is not final as deferred taxes, the contingent consideration payment and goodwill are being finalized.  We expect the acquisition accounting to be finalized in the third quarter of 2020.

Cash and cash equivalents	$6.2
Prepaid expenses and other	0.7
Goodwill	12.7
Intangible assets, net	6.1
Other long-term assets	0.3
Accrued liabilities and other	9.2
Noncontrolling interest	11.7

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

Factors Relevant to Our Results of Operations for the Three Months Ended June 30, 2020

•

During the second quarter of 2020, net sales were $288.7 million, a decrease of 10.3% from the $322.0 million in the second quarter of 2019, and an increase of 2.8% from the $280.7 million in the first quarter of 2020;

•	Gross profit was $101.5 million, a decrease of 16.8% from the $122.0 million of gross profit in the second quarter of 2019, and an increase of 5.9% from the $95.8 million in the first quarter of 2020;
•	Gross profit margin was 35.2%, compared to gross profit margin of 37.9% in the second quarter of 2019, and 34.1% in the first quarter of 2020;
•

Net income was $21.0 million, or $0.40 per diluted share, compared to net income of $36.3 million, or $0.70 per diluted share, in the second quarter of 2019, and net income of $20.2 million, or $0.38 per diluted share in the first quarter of 2020; and

•

Cash flow from operations was $33.1 million.  Net cash flow was a positive $283.7 million, which includes $16.5 million of capital expenditures and a $200.0 million draw-down under the new and restated credit agreement, as a partial currency hedge, associated with the anticipated close of the LSC acquisition.

Recent Developments

LSC Acquisition

In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of Lite-On Semiconductor Corporation (“LSC”) and its subsidiaries by the Company. At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.45 per share based on June 30, 2020 exchange rates.  The aggregate consideration payable by the Company, based on the June 30, 2020 exchange rate, is approximately $444.4 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval in October 2019, and Taiwan regulatory approval in March 2020.  We anticipate completing the acquisition in the second half of 2020, subject to customary closing conditions and remaining regulatory approval pending in China.  On May 29, 2020, the Company entered into an amended and restated credit agreement that provides the borrowing capacity to fund the purchase of LSC.  The Company has drawn $200.0 million under the new and restated credit agreement as a partial currency hedge associated with the purchase of LSC. See “Liquidity and Capital Resources,” below for additional information related to the amended and restated credit agreement.

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

We remain focused on the safety and well-being of our stakeholders and on the service to our customers.  We will continuously review and assess the rapidly-changing COVID-19 pandemic and its impacts on our customers, our suppliers and our business so that we can seek to address those impacts.  In the first quarter of 2020, following the extended Chinese New Year, we delayed the start of our manufacturing production in China and at the end of the first quarter of 2020 we temporarily closed our wafer fabrication facilities located in the United Kingdom.  Our operations in China and the United Kingdom have both resumed full production.  No assurances can be provided that we will not be required to close or reduce our manufacturing production in the future in response to the COVID-19 pandemic or other events beyond our control.

As of June 30, 2020, our cash, cash equivalents, and short-term investments were $506.9 million, and we had access to additional borrowing capacity of $150 million under the revolving portion our U.S. Credit Facility, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business to cover cash needs for working capital and capital expenditures for at least the next 12 months.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Three Months Ended June 30,
	2020	2019
Net sales	100%	100%
Cost of goods sold	(65)	(62)
Gross profit	35	38
Total operating expense	24	23
Income from operations	11	15
Total other expense	(2)	-
Income before income taxes and noncontrolling interest	9	15
Income tax provision	(2)	(3)
Net income	7	12
Net income attributable to common stockholders	7	12

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	June 30,
	2020	2019	Increase/(Decrease)	% Change
Net sales	$288,669	$322,006	$(33,337)	(10.4%)
Cost of goods sold	187,177	200,018	(12,841)	(6.4%)
Gross profit	101,492	121,988	(20,496)	(16.8%)
Total operating expense	70,623	73,472	(2,849)	(3.9%)
Interest income	168	633	(465)	(73.5%)
Interest expense	(2,653)	(2,011)	642	31.9%
Foreign currency loss, net	(3,600)	(496)	3,104	625.8%
Other income	1,274	1,235	39	3.2%
Income tax provision	4,670	11,174	(6,504)	(58.2%)

Net sales decreased approximately $33.3 million for the three months ended June 30, 2020, compared to the same period last year.  This decrease in net sales reflects the global economic slowdown caused by the COVID-19 pandemic.  Despite the overall decrease in net sales, in the second quarter of 2020, the Company benefited from growth in the computing market and our serial-connectivity products.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
Industrial	22.0%	29.0%
Communications	22.0%	23.0%
Consumer	27.0%	22.0%
Computing	19.0%	16.0%
Automotive	10.0%	10.0%

Cost of goods sold decreased approximately $12.8 million for the three months ended June 30, 2020, compared to the same period last year due to the decreased net sales during the second quarter of 2020.  As a percent of sales, cost of goods sold was 64.8% for the three months ended June 30, 2020, compared to 62.0% for the same period last year. Average unit cost increased approximately 2.0% for the three months ended June 30, 2020, compared to the same period last year.  For the three months ended June 30, 2020, gross profit decreased approximately 16.8% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2020 and 2019 was 35.2% and 37.9%, respectively. The decrease in gross profit margin reflects the 10.4% decrease in net sales and an increase in unit costs driven by lower manufacturing capacity utilization.

Operating expenses for the three months ended June 30, 2020, decreased approximately $2.8 million, or 3.9%, compared to the three months ended June 30, 2019. Operating expenses as a percentage of net sales was 24.5% and 22.8% for the three months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses (“SG&A”) decreased approximately $2.0 million and research and development expenses (“R&D”) decreased approximately $0.4 million, each as compared to the same period last year. Amortization of acquisition related intangibles decreased $0.5 million, compared to the same period last year. SG&A, as a percentage of net sales, was 15.7% and 14.7% for the three months ended June 30, 2020 and 2019, respectively. R&D, as a percentage of net sales, was 7.4% and 6.7% for the three months ended June 30, 2020 and 2019, respectively.

Interest income decreased 73.5% for the three months ended June 30, 2020, compared to the same period last year, due to a reduction in short-term investments.  Interest expense increased 31.9% for the three months ended June 30, 2020, compared to the same period last year. The increase in interest expense for the three months ended June 30, 2020 was due to a $200.0 million draw-down under the new and restated credit agreement, as a partial currency hedge, associated with the anticipated close of the LSC acquisition, leading to higher levels of borrowing, partially offset by lower interest rates on the floating rate portion.

We recognized an income tax expense of approximately $4.7 million and $11.2 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in income taxes for 2020 compared to 2019 was primarily attributable to a decrease in pretax book income, a decrease in non-U.S. withholding taxes and a net increase in favorable U.S. permanent differences.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Six Months Ended June 30,
	2020	2019
Net sales	100%	100%
Cost of goods sold	(65)	(62)
Gross profit	35	38
Total operating expense	25	23
Income from operations	10	15
Total other expense	(1)	-
Income before income taxes and noncontrolling interest	9	15
Income tax provision	(2)	(3)
Net income	7	12
Net income attributable to common stockholders	7	12

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended
	June 30,
	2020	2019	Increase/(Decrease)	% Change
Net sales	$569,386	$624,299	$(54,913)	(8.8%)
Cost of goods sold	372,052	389,900	(17,848)	(4.6%)
Gross profit	197,334	234,399	(37,065)	(15.8%)
Total operating expense	140,613	143,760	(3,147)	(2.2%)
Interest income	441	1,508	(1,067)	(70.8%)
Interest expense	(3,898)	(4,156)	(258)	(6.2%)
Foreign currency loss, net	(3,525)	(560)	2,965	529.5%
Other income	1,275	2,480	(1,205)	(48.6%)
Income tax provision	9,226	21,472	(12,246)	(57.0%)

Net sales decreased approximately $54.9 million for the six months ended June 30, 2020, compared to the same period last year.  This decrease in net sales reflects the global economic slowdown caused by the COVID-19 pandemic.  The decrease also reflects the Company delaying reopening its manufacturing facilities in China after the Chinese New Year period that was extended due to the COVID-19 pandemic.  Also as a result of the COVID-19 pandemic, late in March 2020, the Company temporarily shut down its manufacturing facilities in the United Kingdom. Our operations in China and the United Kingdom have both resumed full production.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
Industrial	24.0%	29.0%
Communications	22.5%	23.0%
Consumer	25.0%	22.5%
Computing	18.0%	15.5%
Automotive	10.5%	10.0%

Cost of goods sold decreased approximately $17.8 million for the six months ended June 30, 2020, compared to the same period last year, due, in part, to the decreased net sales during the first half of 2020.  As a percent of sales, cost of goods sold was 65.3% for the six months ended June 30, 2020, compared to 62.5% for the same period last year. Average unit cost increased approximately 7.1% for the six months ended June 30, 2020, compared to the same period last year, in part due to the shutdown of our manufacturing facilities due to the extended Chinese New Year period. For the six months ended June 30, 2020, gross profit decreased approximately 15.8% when compared to the same period last year. Gross profit margin for the six month periods ended June 30, 2020 and 2019 was 34.7% and 37.5%, respectively. The decrease in gross profit margin reflects the 8.8% decrease in net sales and an increase in unit costs driven by lower manufacturing capacity utilization.

Operating expenses for the six months ended June 30, 2020, decreased approximately $3.1 million, or 2.2%, compared to the six months ended June 30, 2019. Operating expenses as a percentage of net sales was 24.7% and 23.0% for the six months ended June 30, 2020 and 2019, respectively. SG&A decreased approximately $3.4 million and R&D increased approximately $1.1 million, each as compared to the same period last year. Amortization of acquisition related intangibles decreased $0.8 million, compared to the same period last year. SG&A, as a percentage of net sales, was 15.4% and 14.6% for the six months ended June 30, 2020 and 2019, respectively. R&D, as a percentage of net sales, was 7.9% and 7.0% for the six months ended June 30, 2020 and 2019, respectively.

Interest income decreased 70.8% for the six months ended June 30, 2020, compared to the same period last year, due to $0.7 million of interest income received in the six months ended June 30, 2019 related to the settlement of a cross-currency swap and reduction in short-term investments.  Interest expense decreased 6.2% for the six months ended June 30, 2020, compared to the same period last year. The decrease in interest expense for the six months ended June 30, 2020 was due to lower levels of debt along with lower interest rates on the floating rate portion of our debt.

We recognized an income tax expense of approximately $9.2 million and $21.5 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in income taxes for 2020 compared to 2019 was primarily attributable to a decrease in pretax book income, a decrease in non-U.S. withholding taxes and a net increase in favorable U.S. permanent differences.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $165.5 million. At June 30, 2020, outstanding borrowings were $63.7 million and outstanding letters of credit were $0.4 million under the Asia credit facilities. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.

These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due monthly on outstanding amounts under the credit lines. In connection with our Asia credit facilities $51.4 million of cash deposits have been restricted in support of a corresponding loan amount.

Long-term debt

On May 29, 2020, the Company, Diodes Holding B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that amends and restates that certain Amended and Restated Credit Agreement dated as of October 26, 2016 (as amended, modified and/or supplemented from time to time prior to May 29, 2020, the “Existing Credit Agreement”).  Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

The Credit Agreement rebalances the Company’s existing senior credit facilities under the Existing Credit Agreement from (x) aggregate credit facilities of $500,000,000, consisting of (A) a $250,000,000 revolving senior credit facility, which included a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and (B) a $250,000,000 term loan to (y) aggregate credit facilities of $670,000,000 consisting of (A) an acquisition draw term commitment of $340,000,000 (the “Acquisition Draw Term Commitment”), (B) an initial term commitment of $180,000,000 (the “Initial Term Commitment” and, together with the Acquisition Draw Term Commitment, the “Term Loan”) and (C) a $150,000,000 revolving senior credit facility (the “Revolver”), which includes a $20,000,000 uncommitted swing line submit, a $10,000,000 letter of credit sublimit, and a $40,000,000 alternative currency sublimit. The Company analyzed this amendment pursuant to the guidance in ASC No. 470-50, Debt—Modifications and Extinguishments. The Company determined that certain lenders had changes in cash flows which were substantially different as a result of the amendment, which resulted in a debt extinguishment of $52.2 million and a loss on extinguishment and third-party fees of $0.7 million being expensed in the three-month period ended June 30, 2020.

The Revolver and the Term Loan mature on May 29, 2023 (the “Maturity Date”).  The Company plans to use a portion of the proceeds available under the Revolver and the Term Loan (i) to finance the Company’s previously announced acquisition of Lite-On Semiconductor Corporation, (ii) to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Existing Credit Agreement and (iii) for working capital, capital expenditures, and other lawful corporate purposes, including, without limitation, financing permitted acquisitions.

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). These covenants are generally similar to the corresponding covenants in the Existing Credit Agreement, except that certain amounts permitted as exceptions to negative covenants restricting liens, indebtedness, investments, dispositions and restricted payments have been revised, and additional exceptions to certain negative covenants have been added, including increased capacity for certain intercompany Indebtedness and Investment (including existing Lite-On Indebtedness), and the right to enter into certain securitization transactions and receivables facilities, subject to limitations set forth in the Credit Agreement.  Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.

In addition to the liquidity provided by the Credit Agreement, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $13.7 million through a short term loan and $27.0 million on a long-term basis from local Taiwan banks.  The ERIS debt matures in periods from 2020 through 2033.

The details of our borrowings outstanding as of June 30, 2020 are set forth in the table below:

	June 30,		Current Amount
Description	2020	Interest Rate	Maturity
Short-term debt	$63,668	Libor + Margin	Various during 2020 - 2021

Long-term debt
Notes payable to Bank of Taiwan	$4,143	Variable, 1.3% base	June-33
Notes payable to Bank of China Trust Company	3,375	Taibor 3 month rate + 0.5%	December-21
Notes payable to Bank of China Trust Company	16,065	Taibor 3 month rate + 0.5%	May-24
Notes payable to E Sun Bank	3,375	1-M deposit rate plus 0.08%	December-22
Term loan and revolver	271,000	Libor plus margin	May-23
Total long-term debt	297,958
Less: Current portion of long-term debt	(13,052)
Less: Unamortized debt costs	(2,635)
Total long-term debt, net of current portion	$282,271

Historically, our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. In the second quarter of 2020, as described above, we increased our borrowing capacity and our outstanding borrowings due to the anticipated close of the LSC acquisition later this year. During the second quarter of 2020, we had a $200.0 million draw-down under the new and restated credit agreement, as a partial currency hedge, associated with the anticipated close of the LSC acquisition. At June 30, 2020 and December 31, 2019, our working capital was $801.2 million and $524.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures and acquisitions for at least the next 12 months.

Capital expenditures (including accrued capital expenditures) for the six months ended June 30, 2020 and 2019 were $28.3 million and $52.7 million, respectively.  For the first six months of 2020 capital expenditures were approximately 5.0% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries.  As of June 30, 2020, our foreign subsidiaries held approximately $469.5 million of cash, cash equivalents and investments of which approximately $9.7 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The majority of this $9.7 million is held in Taiwan.

As of June 30, 2020, we had short-term investments totaling $3.7 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents increased from $258.4 million at December 31, 2019 to $503.2 million at June 30, 2020, reflecting the funds that will be used to consummate the purchase of LSC.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2020	2019	Change
Net cash flows provided by operating activities	$86,734	$110,488	$(23,754)
Net cash and cash equivalents used in investing activities	(34,048)	(82,517)	48,469
Net cash and cash equivalents (used in) provided by financing activities	241,784	(32,955)	274,739
Effect of exchange rate changes on cash and cash equivalents	644	(35)	679
Net increase in cash and cash equivalents, including restricted cash	$295,114	$(5,019)	$300,133

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2020 was $86.7 million.  Net cash flows provided by operating activities for the six months ended June 30, 2020 resulted from net income of $41.8 million, depreciation and amortization of intangible assets of $53.9 million, share-based compensation of $12.4 million, partially offset by a decrease in inventories of $19.8 million and a decrease in noncash working capital accounts, excluding inventory, of $0.4 million. Net cash flows provided by operating activities for the six months ended June 30, 2019 was $110.5 million.  Net cash flows provided by operating activities for the six months ended June 30, 2019, resulted from net income of $68.4 million, depreciation and amortization of intangible assets of $54.4 million, share-based compensation of $9.8 million and a decrease in noncash working capital accounts of $21.5 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $34.0 million for the six months ended June 30, 2020. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $30.7 million and the additional investment by the Company’s subsidiary ERIS in Yea-Shin of $6.1 million, bring ERIS’ ownership of Yea-Shin to approximately 99.5%. These outflows of cash were partially offset by net proceeds from the maturity of short-term investments of $5.1 million for the six months ended June 30, 2020. Net cash and cash equivalents used in investing activities was $82.5 million for the six months ended June 30, 2019. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $50.7 and the acquisition of GFAB for $33.2 million during the six months ended June 30, 2019.

Financing Activities

Net cash and cash equivalents provided by financing activities was $241.8 million for the six months ended June 30, 2020. Net cash provided by financing activities in the six months ended June 30, 2020 consisted primarily of $249.1 million, net advances on our debt facilities, including $200.0 million in anticipation of closing the LSC acquisition later this year partially offset by taxes paid on net share settlements of $5.4 million.  Net cash and cash equivalents used in financing activities was $33.0 million for the six months ended June 30, 2019. Net cash used in financing activities in the six months ended June 30, 2019 consisted primarily of $42.1 million, net repayments of long-term debt, taxes paid on net share settlements of $1.6 million and dividend distributions to noncontrolling interests of $1.2 million.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure and to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC No. 815.  The fair value of our foreign exchange hedges approximates zero.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of June 30, 2020, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world (including countries where we maintain operations), and the duration, severity of its effects and ultimate impact to the world’s population and financial impact are currently unknown. National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), ordering businesses to close or limit operations and ordering people to stay at home (i.e., shelter in place), and imposing travel restrictions (including quarantine requirements).

Given these governmental actions, there is no assurance that we will be permitted to operate under every current or future government order or other restriction and in every location where we maintain operations and may be required to limit our operations at, or close, certain locations in the future. Any such long-term limitations or closures would have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any long-term limitations on, or long-term closures of, our manufacturing facilities in Asia or Europe would have a negative adverse impact on our ability to manufacture, sell and ship products and service customers and would have a material adverse impact on our business, financial condition and results of operations. In the first quarter of 2020, following the extended Chinese New Year, we delayed the start of our manufacturing production in China and at the end of the first quarter of 2020 we temporarily closed our wafer fabrication facilities located in the United Kingdom. As of the date of this report, our operations in China and the United Kingdom have both resumed full production.  However, we can provide no assurances that those facilities or any of our other facilities may not suffer similar closures or disruptions in the future.

While the Company has already experienced negative impacts from the COVID-19 pandemic to its results of operations, cash flows and financial condition, in light of the current level of uncertainty over the economic and operational impacts of COVID-19 we cannot reasonably estimate the total impact that COVID-19 will have on our results of operations, cash flows or financial condition at this time. Risks and complications in the Company’s business from COVID-19 include, but are not limited to, changes in ordering patterns and demand for our products and losses in efficiency due to travel limitations and regulations compelling employees to work from home.  While the Company has not experienced a material increase in technology spending, if employees are forced to continue working remotely it could become necessary to increase information technology spending.  Although the Company has not experienced a significant business disruption due to teleworking arrangements, the imposition of increased self-isolation protocols could negatively impact the ability of employees to travel to the Company’s production facilities and possibly create ongoing business disruptions.  The limitations could negatively affect the Company’s ability to produce, sell and transport its products.  The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of net sales and expenses during the reporting periods presented. Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset valuation and indefinite-lived intangible asset valuation; inventory valuation; equity investment valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; the allowance for doubtful accounts; measurement of compensation cost for certain share-based awards and cash bonus plans; and pension plan assumptions. In addition, depending on the extent and duration of the COVID-19 pandemic, healthcare insurance premiums could increase, increasing our healthcare costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Second Amended and Restated Credit Agreement dated as of May 29, 2020	8-K	June 1, 2020	10.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File, formatted in Inline XBRL				X
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

DIODES INCORPORATED
(Registrant)

August 6, 2020	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)