Form 10-Q
period 2020-09-30
DIODES INC /DEL/
filed 2020-11-09
CIK 29002

s4444wNN

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2020 was 52,041,963.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$587,643	$258,390
Short-term investments	3,014	4,825
Accounts receivable, net of allowances of $3,056 and $4,866 at September 30, 2020 and December 31, 2019, respectively	261,782	260,322
Inventories	260,289	236,472
Prepaid expenses and other	101,961	49,950
Total current assets	1,214,689	809,959
Property, plant and equipment, net	453,487	469,574
Deferred income tax	23,566	17,516
Goodwill	155,492	141,318
Intangible assets, net	114,306	119,523
Other long-term assets	71,112	81,494
Total assets	$2,032,652	$1,639,384

Liabilities
Current liabilities:
Line of credit	$70,746	$13,342
Accounts payable	127,315	122,148
Accrued liabilities and other	103,259	100,571
Income tax payable	5,235	16,156
Current portion of long-term debt	14,978	33,105
Total current liabilities	321,533	285,322
Long-term debt, net of current portion	330,766	64,401
Deferred tax liabilities	14,445	16,333
Other long-term liabilities	114,857	120,545
Total liabilities	781,601	486,601

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 51,945,299 and 51,206,969, issued and outstanding at September 30, 2020 and December 31, 2019, respectively	35,628	35,111
Additional paid-in capital	440,944	427,262
Retained earnings	858,311	789,958
Treasury stock at cost, 1,494,080 and 1,457,206, at September 30, 2020 and December 31, 2019, respectively	(39,205)	(37,768)
Accumulated other comprehensive loss	(97,105)	(108,139)
Total stockholders' equity	1,198,573	1,106,424
Noncontrolling interest	52,478	46,359
Total equity	1,251,051	1,152,783
Total liabilities and stockholders' equity	$2,032,652	$1,639,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$309,459	$323,674	$878,845	$947,973
Cost of goods sold	198,369	201,628	570,421	591,528
Gross profit	111,090	122,046	308,424	356,445

Operating expenses
Selling, general and administrative	44,651	46,123	132,238	137,143
Research and development	24,469	22,689	69,469	66,566
Amortization of acquisition related intangible assets	4,007	4,519	12,249	13,539
Other operating expense (income)	108	-	(108)	(158)
Total operating expense	73,235	73,331	213,848	217,090

Income from operations	37,855	48,715	94,576	139,355

Other income (expense)
Interest income	138	272	579	1,780
Interest expense	(3,745)	(2,007)	(7,643)	(6,163)
Foreign currency loss, net	(2,618)	(822)	(6,143)	(1,382)
Other income	1,627	2,577	2,902	5,056
Total other expense	(4,598)	20	(10,305)	(709)

Income before income taxes and noncontrolling interest	33,257	48,735	84,271	138,646
Income tax provision	5,871	10,613	15,097	32,085
Net income	27,386	38,122	69,174	106,561
Less net income attributable to noncontrolling interest	(234)	(62)	(821)	(501)
Net income attributable to common stockholders	$27,152	$38,060	$68,353	$106,060

Earnings per share attributable to common stockholders:
Basic	$0.52	$0.75	$1.33	$2.09
Diluted	$0.51	$0.73	$1.30	$2.05
Number of shares used in earnings per share computation:
Basic	51,825	50,998	51,563	50,687
Diluted	52,729	51,869	52,612	51,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$27,386	$38,122	$69,174	$106,561
Unrealized gain (loss) on defined benefit plan, net of tax	288	(6,553)	(6,563)	(11,562)
Unrealized gain (loss) on swaps and collars, net of tax	212	259	(409)	(3,146)
Unrealized foreign currency gain (loss), net of tax	20,887	(9,186)	18,006	(11,151)
Comprehensive income	48,773	22,642	80,208	80,702
Less: Comprehensive income attributable to noncontrolling interest	(234)	(62)	(821)	(501)
Total comprehensive income attributable to common stockholders	$48,539	$22,580	$79,387	$80,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2020	53,082	$35,389	(1,483)	$(38,660)	$433,989	$831,159	$(118,492)	$1,143,385	$52,242	$1,195,627
Total comprehensive income	-	-	-	-	-	27,152	21,387	48,539	234	48,773
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2	2
Common stock issued for share-based plans	357	239	-	-	3,093	-	-	3,332	-	3,332
Share-based compensation	-	-	-	-	6,155	-	-	6,155	-	6,155
Deferred compensation plan	-	-	(11)	(545)	545	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(2,838)	-	-	(2,838)	-	(2,838)
Balance, September 30, 2020	53,439	$35,628	(1,494)	$(39,205)	$440,944	$858,311	$(97,105)	$1,198,573	$52,478	$1,251,051

Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	68,353	11,034	79,387	821	80,208
Acquisition of non-controlling interest	-	-	-	-	(1,225)	-	-	(1,225)	(4,928)	(6,153)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	11,779	11,779
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(1,553)	(1,553)
Common stock issued for share-based plans	775	517	-	-	3,880	-	-	4,397	-	4,397
Share-based compensation	-	-	-	-	17,833	-	-	17,833	-	17,833
Deferred compensation plan	-	-	(37)	(1,437)	1,437	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(8,243)	-	-	(8,243)	-	(8,243)
Balance, September 30, 2020	53,439	$35,628	(1,494)	$(39,205)	$440,944	$858,311	$(97,105)	$1,198,573	$52,478	$1,251,051

Balance, June 30, 2019	52,202	$34,803	(1,457)	$(37,768)	$414,451	$704,708	$(112,225)	$1,003,969	$47,183	$1,051,152
Total comprehensive income	-	-	-	-	-	38,060	(15,480)	22,580	62	22,642
Common stock issued for share-based plans	268	179	-	-	324	-	-	503	-	503
Share-based compensation	-	-	-	-	5,589	-	-	5,589	-	5,589
Tax related to net share settlement	-	-	-	-	(2,788)	-	-	(2,788)	-	(2,788)
Balance, September 30, 2019	52,470	$34,982	(1,457)	$(37,768)	$417,576	$742,768	$(127,705)	$1,029,853	$47,245	$1,077,098

Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	106,060	(25,859)	80,201	501	80,702
Noncontrolling interests	-	-	-	-	-	-	-	-	3,343	3,343
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,568)	(2,568)
Common stock issued for share-based plans	792	528	-	-	6,680	-	-	7,208	-	7,208
Share-based compensation	-	-	-	-	15,364	-	-	15,364	-	15,364
Tax related to net share settlement	-	-	-	-	(4,383)	-	-	(4,383)	-	(4,383)
Balance, September 30, 2019	52,470	$34,982	(1,457)	$(37,768)	$417,576	$742,768	$(127,705)	$1,029,853	$47,245	$1,077,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$69,174	$106,561
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	68,168	68,533
Amortization of intangible assets	12,249	13,539
Share-based compensation expense	18,684	15,364
Deferred income taxes	(10,232)	(612)
Other	1,235	(976)
Changes in operating assets:
Accounts receivable	602	(29,868)
Inventory	(20,535)	(9,062)
Other operating assets	2,903	(3,452)
Changes in operating liabilities:
Accounts payable	3,886	236
Accrued liabilities	(6,821)	10,206
Income tax payable	(11,013)	9,853
Other operating liabilities	(1,865)	(2,617)
Net cash flows provided by operating activities	126,435	177,705

Cash flows from investing activities
Acquisitions, net of cash received	591	(33,029)
Purchases of property, plant and equipment	(48,497)	(76,128)
Proceeds from maturity of short-term investments	7,723	15,332
Purchases of short-term investments	(5,858)	(15,921)
Additional acquisition of noncontrolling interest	(6,130)	-
Other	395	(430)
Net cash and cash equivalents used in investing activities	(51,776)	(110,176)

Cash flows from financing activities
Advances on lines of credit and short-term debt	60,647	9,954
Repayments of line of credit and short-term debt	(3,667)	(3,067)
Taxes paid related to net share settlement	(8,243)	(4,383)
Proceeds from long-term debt	726,363	278,237
Repayments of long-term debt	(477,659)	(372,976)
Net proceeds from issuance of common stock	1,977	7,208
Repayment of and proceeds from finance lease obligation	(671)	(912)
Dividend distribution to noncontrolling interests	(1,565)	(2,577)
Other	(2,502)	1,524
Net cash and cash equivalents provided by (used in) financing activities	294,680	(86,992)

Effect of exchange rate changes on cash and cash equivalents	10,988	(2,614)
Change in cash and cash equivalents, including restricted cash	380,327	(22,077)
Cash and cash equivalents, beginning of period, including restricted cash	259,507	241,833
Cash and cash equivalents, end of period, including restricted cash	$639,834	$219,756

Supplemental Cash Flow Information
Interest paid during the period	$6,434	$5,781
Taxes paid during the period	$42,928	$24,422

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$8,906	$13,261

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above.  The Company’s restricted cash primarily consisted of the cash required to be on deposit under contractual agreements with banks to support outstanding loan and import/export guarantees.

	Nine Months Ended
	September 30,
	2020	2019
Current assets:
Cash and cash equivalents	$587,643	$218,349
Restricted cash (included in other current assets)	52,191	1,407
Total cash, cash equivalents and restricted cash	$639,834	$219,756

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2019 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 12, 2020 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2020.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.  During the three and nine months ended September 30, 2020 and 2019 we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Earnings (numerator)
Net income attributable to common stockholders	$27,152	$38,060	$68,353	$106,060

Shares (denominator)
Weighted average common shares outstanding (basic)	51,825	50,998	51,563	50,687
Dilutive effect of stock options and stock awards outstanding	904	871	1,049	1,012
Adjusted weighted average common shares outstanding (diluted)	52,729	51,869	52,612	51,699

Earnings per share attributable to common stockholders
Basic	$0.52	$0.75	$1.33	$2.09
Diluted	$0.51	$0.73	$1.30	$2.05

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	-	3	3	107

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2020	December 31, 2019
Finished goods	$68,950	$62,900
Work-in-progress	55,505	55,082
Raw materials	135,834	118,490
Total	$260,289	$236,472

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2019	$141,318
Savitech acquisition (see Note 14 for additional information)	13,962
Foreign currency translation adjustment	212
Balance at September 30, 2020	$155,492

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2020	2019
Intangible assets subject to amortization:
Gross carrying amount	$245,067	$239,975
Accumulated amortization	(136,701)	(124,452)
Foreign currency translation adjustment	(7,959)	(9,842)
Total	100,407	105,681
Intangible assets with indefinite lives:
Gross carrying amount	14,992	14,883
Foreign currency translation adjustment	(1,093)	(1,041)
Total	13,899	13,842
Total intangible assets, net	$114,306	$119,523

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2020	2019
Three months ended September 30,	$4,007	$4,519
Nine months ended September 30,	$12,249	$13,539

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Domestic pre-tax income	$15,053	$13,547	$28,029	$34,097
Foreign pre-tax income	$18,203	$35,188	$56,242	$104,549
Income tax provision	$5,871	$10,613	$15,097	$32,085
Effective tax rate	17.7%	21.8%	17.9%	23.1%
Impact of tax holidays on tax expense	$(208)	$330	$(1,522)	$1,179
Earnings per share impact of tax holidays:
Basic	$-	$(0.01)	$0.03	$(0.02)
Diluted	$-	$(0.01)	$0.03	$(0.02)

    The decrease in the effective tax rate for the three and nine months ended September 30, 2020 when compared to the three and nine months ended September 30, 2019, is primarily attributable to a decrease in non-U.S. withholding taxes and a net increase in favorable U.S. permanent differences.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

         We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2010. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2014. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2020, the gross amount of unrecognized tax benefits was approximately $37.5 million.

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

NOTE 6 – Share-Based Compensation

All share-based compensation is attributable to share grants.  All outstanding stock options are fully vested, and all expense related to stock options has been recognized in previous periods. Approximately $2.0 million of cash proceeds were received from stock option exercises during the nine months ended September 30, 2020. The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of goods sold	$241	$281	$771	$665
Selling, general and administrative	5,157	4,566	15,583	12,513
Research and development	892	742	2,330	2,186
Total share-based compensation expense	$6,290	$5,589	$18,684	$15,364

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

As of September 30, 2020, total unrecognized share-based compensation expense related to share grants was approximately $50.8 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 7 – Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. No customer accounted for 10% or more of our net sales or outstanding accounts receivable at any point in the periods presented in this report.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended September 30, 2020	Asia	North America	Europe	Consolidated
Total sales	$374,456	$225,503	$57,207	$657,166
Intercompany elimination	(161,630)	(157,370)	(28,707)	(347,707)
Net sales	$212,826	$68,133	$28,500	$309,459

Three Months Ended September 30, 2019	Asia	North America	Europe	Consolidated
Total sales	$323,876	$175,900	$63,583	$563,359
Intercompany elimination	(115,879)	(96,150)	(27,656)	(239,685)
Net sales	$207,997	$79,750	$35,927	$323,674

As of and for the
Nine Months Ended September 30, 2020	Asia	North America	Europe	Consolidated
Total sales	$999,758	$584,218	$169,993	$1,753,969
Intercompany elimination	(412,103)	(383,379)	(79,642)	(875,124)
Net sales	$587,655	$200,839	$90,351	$878,845

Property, plant and equipment, net	$355,608	$24,455	$73,424	$453,487
Total assets	$1,551,935	$263,444	$217,273	$2,032,652

As of and for the
Nine Months Ended September 30, 2019	Asia	North America	Europe	Consolidated
Total sales	$917,516	$450,874	$180,759	$1,549,149
Intercompany elimination	(305,581)	(228,344)	(67,251)	(601,176)
Net sales	$611,935	$222,530	$113,508	$947,973

Property, plant and equipment, net	$385,862	$23,186	$59,074	$468,122
Total assets	$1,173,683	$237,467	$198,663	$1,609,813

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor) for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
Net Sales by Region	2020	2019
Asia	$243,773	$240,390
Europe	41,897	53,336
Americas	23,789	29,948
Total net sales	$309,459	$323,674

Net Sales by Type
Direct sales	$115,437	$110,313
Distributor sales	194,022	213,361
Total net sales	$309,459	$323,674

	Nine Months Ended
	September 30,
Net Sales by Region	2020	2019
Asia	$677,634	$703,761
Europe	131,973	137,780
Americas	69,238	106,432
Total net sales	$878,845	$947,973

Net Sales by Type
Direct sales	$396,018	$305,602
Distributor sales	482,827	642,371
Total net sales	$878,845	$947,973

Net sales from products shipped to China was $161.6 million and $163.3 million for the three months ended September 30, 2020 and 2019, respectively, and $452.9 million and $475.1 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 8 – Debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $155.7 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of September 30, 2020, was approximately $86.2  million, net of a $70.7  million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee. In connection with our Asia credit facilities $52.2 million of cash deposits have been restricted in support of a corresponding loan amount.

On May 29, 2020, the Company, Diodes Holding B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) that amends and restates that certain Amended and Restated Credit Agreement dated as of October 26, 2016 (as amended, modified and/or supplemented from time to time prior to May 29, 2020, the “Existing Credit Agreement”).  Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement. The Company analyzed the amendment to the Existing Credit Agreement pursuant to the guidance in ASC No. 470-50, Debt—Modifications and Extinguishments. The Company determined that certain lenders had changes in cash flows which were substantially different as a result of the amendment to the Existing Credit Agreement, which resulted in a debt extinguishment of $52.2 million and a loss on extinguishment and third-party fees of $0.7 million being expensed in the nine-month period ended September 30, 2020.

The Credit Agreement rebalances the Company’s existing senior credit facilities under the Existing Credit Agreement from (x) aggregate credit facilities of $500,000,000, consisting of (A) a $250,000,000 revolving senior credit facility, which included a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and (B) a $250,000,000 term loan to (y) aggregate credit facilities of $670,000,000 consisting of (A) an acquisition draw term commitment of $340,000,000 (the “Acquisition Draw Term Commitment”), (B) an initial term commitment of $180,000,000 (the “Initial Term Commitment” and, together with the Acquisition Draw Term Commitment, the “Term Loan”) and (C) a $150,000,000 revolving senior credit facility (the “Revolver”), which includes a $20,000,000 uncommitted swing line sublimit, a $10,000,000 letter of credit sublimit, and a $40,000,000 alternative currency sublimit.

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

In addition to the liquidity provided by the Credit Agreement, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $13.7 million through a short-term loan and $29.4 million on a long-term basis from local Taiwan banks.  The ERIS debt matures in periods from 2020 through 2033.

Borrowings outstanding as of September 30, 2020 and December 31, 2019, are set forth in the table below:

	September 30,	December 31,		Current Amount
Description	2020	2019	Interest Rate	Maturity
Short-term debt	$70,746	$13,342	Libor + Margin	Various during 2020 - 2021

Long-term debt
Notes payable to Bank of Taiwan	$4,142	$4,242	Variable, 1.3% base	June-33
Notes payable to Bank of China Trust Company	3,436	-	Taibor 3 month rate + 0.5%	December-21
Notes payable to Bank of China Trust Company	16,357	19,212	Taibor 3 month rate + 0.5%	May-24
Notes payable to E Sun Bank	3,436	-	1-M deposit rate plus 0.08%	December-22
Notes payable to E Sun Bank	378	-	1-M deposit rate plus 0.08%	June-27
Notes payable to E Sun Bank	1,684	-	1-M deposit rate plus 0.08%	June-30
Term loan and revolver	318,750	75,187	Libor plus margin	May-23
Total long-term debt	348,183	98,641
Less: Current portion of long-term debt	(14,978)	(33,105)
Less: Unamortized debt costs	(2,439)	(1,135)
Total long-term debt, net of current portion	$330,766	$64,401

NOTE 9 – Commitments and Contingencies

Purchase commitments – As of September 30, 2020, we had approximately $19.8 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of September 30, 2020, we also had a commitment to purchase approximately $20.3 million of wafers to be used in our manufacturing process.  These wafer purchases will occur during 2020.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of September 30, 2020, the unfunded liability for this defined benefit plan was approximately $30.7 million.  An actuarial valuation was performed as of March 31, 2019, resulting in a deficit of approximately GBP 26.7 million (approximately $34.7 million based on a GBP: USD exchange rate of 1.3:1). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1.3:1) to be paid in annual installments with effect from April 1, 2020 to address the deficit revealed by the valuation (with the first payment made by March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million in annual installments effective April 1, 2020 to cover expenses.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At September 30, 2020, and December 31, 2019, we had $124.7 million and $105.9 million, respectively, outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC No. 815.  The fair value of these instruments approximates zero.

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

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	Other Current Assets		Other Assets		Other Current Liabilities		Other Liabilities
	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate swaps and collars	$-	$194	-	$36	$2,016	$51	$92	$127

The tables below set forth the effect of the Company’s derivative financial instruments on our condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments
	September 30,			September 30,			September 30,
	2020	2019		2020	2019		2020	2019
Three Months Ended
Interest rate swaps and collars	$2	$(136)	Interest expense	$(210)	$224	N/A	$-	$-
Cross currency swaps	$-	$-	N/A	$-	$-	Interest income	$-	$-
Nine Months Ended
Interest rate swaps and collars	$(1,569)	$(3,145)	Interest expense	$(283)	$1,149	N/A	-	-
Cross currency swaps	$-	$(298)	N/A	-	-	Interest income	$-	$688

We estimate that $0.6 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of September 30, 2020 will be reclassified into expense within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three and nine months ended September 30, 2020 or 2019.

	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income
Derivative Instruments Not Designated as Hedging Instruments
	September 30,
	2020	2019
Three Months Ended
Foreign currency forward contracts	$2,252	$(2,563)	Foreign currency loss, net
Nine Months Ended
Foreign currency forward contracts	$(286)	$(3,793)	Foreign currency loss, net

As of September 30, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements.

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	September 30,		September 30,
	2020	2019	2020	2019

Operating lease expense	$3,841	$3,671	$11,240	$11,148
Finance lease expense:
Amortization of assets	209	244	627	733
Interest on lease liabilities	4	11	17	39
Short-term lease expense	99	89	315	223
Variable lease expense	726	681	2,175	2,101
Total lease expense	$4,879	$4,696	$14,374	$14,244

The table below sets forth supplemental balance sheet information related to leases.  In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	September 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets	$49,376	$57,427

Current operating lease liabilities	10,936	12,554
Noncurrent operating lease liabilities	21,695	27,545
Total operating lease liabilities	$32,631	$40,099

Finance leases:
Finance lease ROU assets	$2,509	$3,396
Accumulated amortization	(2,089)	(1,924)
Finance lease ROU assets, net	$420	$1,472

Current finance lease liabilities	$370	$903
Non-current finance lease liabilities	11	138
Total finance lease liabilities	$381	$1,041

Weighted average remaining lease term (in years):
Operating leases	4.0	4.4
Finance leases	0.6	1.3

Weighted average discount rate:
Operating leases	3.9%	3.8%
Finance leases	3.0%	3.0%

The table below sets forth supplemental cash flow and other information related to leases:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$12,808	$14,728
Operating cash outflows from finance leases	17	39
Financing cash outflow from finance leases	671	912

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	294	3,611

The table below sets forth information about lease liability maturities:

	September 30, 2020
	Operating Leases	Finance Leases
Remainder of 2020	$3,640	$231
2021	10,673	143
2022	8,793	4
2023	4,734	4
2024	2,474	3
2025	2,377	-
2026 and thereafter	2,617	-
Total lease payments	35,308	385
Less: imputed interest	(2,677)	(4)
Total lease obligations	32,631	381
Less: current obligations	(10,936)	(370)
Long-term lease obligations	$21,695	$11

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At September 30, 2020 and December 31, 2019, these investments totaled approximately $11.7 million and $12.9 million, respectively.

NOTE 13 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15% of our outstanding Common Stock as of September 30, 2020, and is a member of the Lite-On Group of companies. On August 8, 2019, we announced that we entered into an agreement with LSC pursuant to which the Company shall acquire LSC. The aggregate consideration payable by the Company, based on the September 30, 2020 exchange rate, is approximately $451.4 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC stockholder approval on October 25, 2019. On September 22, 2020, we received approval from the China’s State Administration for Market Regulation (“SAMR”) to proceed with the acquisition. LSC has initiated the process to terminate its listing on the Taiwan Stock Exchange and revoke its public offering with the Taiwan Financial Supervisory Commission.  With the exception of the remaining customary closing conditions, all other conditions to the acquisition’s closing have been satisfied, including the approvals from the Taiwan Fair Trade Commission, the Investment Commission of the Ministry of Economic Affairs and China’s National Development and Reform Commission and SAMR, and we anticipate completing the acquisition by the end of November 2020, subject to customary closing conditions.  We expect to fund the purchase price of the transaction primarily with proceeds from the Credit Agreement.  See Note 8.  Raymond Soong, the former Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, Chairman of our Board of Directors, President and Chief Executive Officer, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.  We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay fees for plating and rental services and consulting to Keylink. The aggregate amounts paid to Keylink for the three months ended September 30, 2020 and 2019 were approximately $3.9 million and $3.7 million, respectively. The aggregate amounts paid to Keylink for the nine months ended September 30, 2020 and 2019 were approximately $10.7 million and $11.5 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd (“JCP”), a frequency control product manufacturing company in which we have made an equity investment and account for that investment using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
LSC
Net sales	$151	$273	$450	$729
Purchases	$3,262	$2,548	$9,816	$11,039
Nuvoton
Purchases	$3,363	$2,650	$7,018	$5,951
Keylink
Net sales	$5,550	$4,923	$14,510	$11,304
Purchases	$297	$604	$1,128	$1,794
JCP
Purchases	$330	$151	$777	$462

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	September 30,	December 31,
	2020	2019
LSC
Accounts receivable	$166	$184
Accounts payable	$2,222	$2,154
Nuvoton
Accounts payable	$1,257	$1,055
Keylink
Accounts receivable	$31,265	$31,598
Accounts payable	$26,704	$28,244
JCP
Accounts payable	$307	$173

Note 14 –Acquisitions

Savitech Acquisition

On February 5, 2020, the Company entered into an agreement to invest up to approximately $14.2 million to acquire at least 51% of Savitech Corporation (“Savitech”), a fabless semiconductor design company located in Zhubei City, Taiwan.  The Company will make the investment in two tranches.  The first tranche of $5.6 million, which provided the Company with a 33.6% ownership of

Savitech, was made on March 4, 2020.  The initial tranche was funded with cash on hand. The second tranche, currently recorded in other current liabilities, as shown in the table below, and currently valued at $8.5 million will increase the Company’s ownership to at least 51% of Savitech. The second tranche will be paid on June 30, 2021, provided Savitech achieves previously agreed-to revenue levels.  If revenue levels are not achieved the Company will pay less than the maximum $8.6 million, but regardless of the amount paid for the second tranche, the Company will still acquire at least 51% of Savitech.

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

Cash and cash equivalents	$6.2
Prepaid expenses and other	0.7
Goodwill	13.9
Intangible assets, net	6.1
Other long-term assets	0.4
Accrued liabilities and other	9.9
Noncontrolling interest	11.8

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

Factors Relevant to Our Results of Operations for the Three Months Ended September 30, 2020

•

During the third quarter of 2020, net sales were $309.5 million, a decrease of 4.4% from the $323.7 million in the third quarter of 2019, and an increase of 7.2% from the $288.7 million in the second quarter of 2020;

•	Gross profit was $111.1 million, a decrease of 8.9% from the $122.0 million of gross profit in the third quarter of 2019, and an increase of 9.5% from the $101.5 million in the second quarter of 2020;
•	Gross profit margin was 35.9%, compared to gross profit margin of 37.7% in the third quarter of 2019, and 35.2% in the second quarter of 2020;
•

Net income was $27.2 million, or $0.51 per diluted share, compared to net income of $38.1 million, or $0.73 per diluted share, in the third quarter of 2019, and net income of $21.0 million, or $0.40 per diluted share in the second quarter of 2020; and

•

Cash flow from operations was $39.7 million.  Net cash flow was a positive $85.2 million, which includes $17.8 million of capital expenditures and a $105.0 million draw-down under our amended and restated credit agreement, as a partial currency hedge, associated with the anticipated close of the LSC acquisition.

Recent Developments

LSC Acquisition

In the third quarter of 2019 we entered into a Share Swap Agreement that provides for the acquisition of Lite-On Semiconductor Corporation (“LSC”) and its subsidiaries by the Company. At the effective date of the transaction, each share of LSC will be converted into the right to receive TWD $42.50 per share in cash, or approximately US $1.47 per share based on September 30, 2020 exchange rates.  The aggregate consideration payable by the Company, based on the September 30, 2020 exchange rate, is approximately $451.4 million. This amount is subject to change, based on the Taiwan dollar to United States dollar exchange rate at closing. The acquisition received LSC shareholder approval in October 2019, Taiwan regulatory approval in March 2020 and China regulatory approval in September 2020.  We anticipate completing the acquisition by the end of November 2020, subject to customary closing conditions.  On May 29, 2020, the Company entered into an amended and restated credit agreement that provides the borrowing capacity to fund the purchase of LSC.  The Company has drawn $305.0 million under the amended and restated credit agreement as a partial currency hedge associated with the purchase of LSC. See “Liquidity and Capital Resources,” below for additional information related to the amended and restated credit agreement.

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

As of September 30, 2020, our cash, cash equivalents, and short-term investments were $590.7 million, and we had access to additional borrowing capacity of $150 million under the revolving portion our U.S. Credit Facility, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business to cover cash needs for working capital and capital expenditures for at least the next 12 months.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Three Months Ended September 30,
	2020	2019
Net sales	100%	100%
Cost of goods sold	(64)	(62)
Gross profit	36	38
Total operating expense	24	23
Income from operations	12	15
Total other expense	(1)	-
Income before income taxes and noncontrolling interest	11	15
Income tax provision	(2)	(3)
Net income	9	12
Net income attributable to common stockholders	9	12

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30,
	2020	2019	Increase/(Decrease)	% Change
Net sales	$309,459	$323,674	$(14,215)	(4.4%)
Cost of goods sold	198,369	201,628	(3,259)	(1.6%)
Gross profit	111,090	122,046	(10,956)	(9.0%)
Total operating expense	73,235	73,331	(96)	(0.1%)
Interest income	138	272	(134)	(49.3%)
Interest expense	(3,745)	(2,007)	1,738	86.6%
Foreign currency loss, net	(2,618)	(822)	1,796	218.5%
Other income	1,627	2,577	(950)	(36.9%)
Income tax provision	5,871	10,613	(4,742)	(44.7%)

Net sales decreased approximately $14.2 million for the three months ended September 30, 2020, compared to the same period last year.  This decrease in net sales reflects the global economic slowdown caused by the COVID-19 pandemic.  Despite the overall decrease in net sales, in the third quarter of 2020, the Company benefited from growth in the automotive, consumer and computing end markets and our serial-connectivity products. Net sales for the third quarter of 2020 increased 7.2% when compared to the second quarter of 2020.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019
Industrial	22.0%	28.0%
Communications	21.0%	22.0%
Consumer	27.0%	24.0%
Computing	19.0%	16.0%
Automotive	11.0%	10.0%

Cost of goods sold decreased approximately $3.3 million for the three months ended September 30, 2020, compared to the same period last year due to the decreased net sales during the third quarter of 2020.  As a percent of sales, cost of goods sold was 64.1%

for the three months ended September 30, 2020, compared to 62.3% for the same period last year. Average unit cost decreased approximately 2.4% for the three months ended September 30, 2020, compared to the same period last year.  For the three months ended September 30, 2020, gross profit decreased approximately 9.0% when compared to the same period last year. Gross profit margin for the three month periods ended September 30, 2020 and 2019 was 35.9% and 37.7%, respectively. The decrease in gross profit margin reflects the 4.4% decrease in net sales.

Operating expenses for the three months ended September 30, 2020, were flat when compared to the three months ended September 30, 2019. Operating expenses as a percentage of net sales was 23.7% and 22.7% for the three months ended September 30, 2020 and 2019, respectively. Selling, general and administrative expenses (“SG&A”) decreased approximately $1.5 million and research and development expenses (“R&D”) increased approximately $1.8 million, each as compared to the same period last year. Amortization of acquisition related intangibles decreased $0.5 million, compared to the same period last year. SG&A, as a percentage of net sales, was 14.4% and 14.2% for the three months ended September 30, 2020 and 2019, respectively. R&D, as a percentage of net sales, was 7.9% and 7.0% for the three months ended September 30, 2020 and 2019, respectively.

Interest income decreased 49.3% for the three months ended September 30, 2020, compared to the same period last year, due to a reduction in short-term investments.  Interest expense increased 86.6% for the three months ended September 30, 2020, compared to the same period last year. The increase in interest expense for the three months ended September 30, 2020 was due to the increased debt under our amended and restated credit agreement, as a partial currency hedge, associated with the anticipated close of the LSC acquisition, leading to higher levels of borrowing, partially offset by lower interest rates on the floating rate portion.

We recognized an income tax expense of approximately $5.9 million and $10.6 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in income taxes for 2020 compared to 2019 was primarily attributable to a decrease in pretax book income, a decrease in non-U.S. withholding taxes and a net increase in favorable U.S. permanent differences.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Nine Months Ended September 30,
	2020	2019
Net sales	100%	100%
Cost of goods sold	(65)	(62)
Gross profit	35	38
Total operating expense	24	23
Income from operations	11	15
Total other expense	(1)	-
Income before income taxes and noncontrolling interest	10	15
Income tax provision	(2)	(3)
Net income	8	12
Net income attributable to common stockholders	8	12

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2020	2019	Increase/(Decrease)	% Change
Net sales	$878,845	$947,973	$(69,128)	(7.3%)
Cost of goods sold	570,421	591,528	(21,107)	(3.6%)
Gross profit	308,424	356,445	(48,021)	(13.5%)
Total operating expense	213,848	217,090	(3,242)	(1.5%)
Interest income	579	1,780	(1,201)	(67.5%)
Interest expense	(7,643)	(6,163)	1,480	24.0%
Foreign currency loss, net	(6,143)	(1,382)	4,761	344.5%
Other income	2,902	5,056	(2,154)	(42.6%)
Income tax provision	15,097	32,085	(16,988)	(52.9%)

Net sales decreased approximately $69.1 million for the nine months ended September 30, 2020, compared to the same period last year.  This decrease in net sales reflects the global economic slowdown caused by the COVID-19 pandemic.  The decrease also reflects the Company delaying reopening its manufacturing facilities in China after the Chinese New Year period that was extended due to the COVID-19 pandemic.  Also as a result of the COVID-19 pandemic, late in March 2020, the Company temporarily shut down its manufacturing facilities in the United Kingdom. Our operations in China and the United Kingdom have both resumed full production.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Industrial	23.3%	28.7%
Communications	22.0%	22.6%
Consumer	25.7%	23.0%
Computing	18.3%	15.7%
Automotive	10.7%	10.0%

Cost of goods sold decreased approximately $21.1 million for the nine months ended September 30, 2020, compared to the same period last year, due, in part, to the decreased net sales during the first nine months of 2020.  As a percent of sales, cost of goods sold was 64.9% for the nine months ended September 30, 2020, compared to 62.4% for the same period last year. Average unit cost increased approximately 3.6% for the nine months ended September 30, 2020, compared to the same period last year, in part due to the shutdown of our manufacturing facilities due to the extended Chinese New Year period. For the nine months ended September 30, 2020, gross profit decreased approximately 13.5% when compared to the same period last year. Gross profit margin for the nine month periods ended September 30, 2020 and 2019 was 35.1% and 37.6%, respectively. The decrease in gross profit margin reflects the 7.3% decrease in net sales and an increase in unit costs driven by lower manufacturing capacity utilization.

Operating expenses for the nine months ended September 30, 2020, decreased approximately $3.2 million, or 1.5%, compared to the nine months ended September 30, 2019. Operating expenses as a percentage of net sales was 24.3% and 22.9% for the nine months ended September 30, 2020 and 2019, respectively. SG&A decreased approximately $4.9 million and R&D increased approximately $2.9 million, each as compared to the same period last year. Amortization of acquisition related intangibles decreased $1.3 million, compared to the same period last year. SG&A, as a percentage of net sales, was 15.1% and 14.2% for the nine months ended September 30, 2020 and 2019, respectively. R&D, as a percentage of net sales, was 7.9% and 7.0% for the nine months ended September 30, 2020 and 2019, respectively.

Interest income decreased 67.5% for the nine months ended September 30, 2020, compared to the same period last year, due to $0.7 million of interest income received in the nine months ended September 30, 2019 related to the settlement of a cross-currency swap and reduction in short-term investments.  Interest expense increased 24.0% for the nine months ended September 30, 2020, compared to the same period last year. The increase in interest expense for the nine months ended September 30, 2020 was due to higher levels of debt as the draws on our amended and restated credit facility in anticipation of closing the LSC acquisition.

We recognized an income tax expense of approximately $15.1 million and $32.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in income taxes for 2020 compared to 2019 was primarily attributable to a decrease in pretax book income, a decrease in non-U.S. withholding taxes and a net increase in favorable U.S. permanent differences.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $155.7 million. At September 30, 2020, outstanding borrowings were $70.7 million and outstanding letters of credit were $0.4 million under the Asia credit facilities. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due monthly on outstanding amounts under the credit lines. In connection with our Asia credit facilities $52.2 million of cash deposits have been restricted in support of a corresponding loan amount.

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

The Credit Agreement rebalances the Company’s existing senior credit facilities under the Existing Credit Agreement from (x) aggregate credit facilities of $500,000,000, consisting of (A) a $250,000,000 revolving senior credit facility, which included a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and (B) a $250,000,000 term loan to (y) aggregate credit facilities of $670,000,000 consisting of (A) an acquisition draw term commitment of $340,000,000 (the “Acquisition Draw Term Commitment”), (B) an initial term commitment of $180,000,000 (the “Initial Term Commitment” and, together with the Acquisition Draw Term Commitment, the “Term Loan”) and (C) a $150,000,000 revolving senior credit facility (the “Revolver”), which includes a $20,000,000 uncommitted swing line submit, a $10,000,000 letter of credit sublimit, and a $40,000,000 alternative currency sublimit. The Company analyzed the amendment to the Existing Credit Agreement pursuant to the guidance in ASC No. 470-50, Debt—Modifications and Extinguishments. The Company determined that certain lenders had changes in cash flows which were substantially different as a result of the amendment to the Existing Credit Agreement, which resulted in a debt extinguishment of $52.2 million and a loss on extinguishment and third-party fees of $0.7 million being expensed in the three-month period ended June 30, 2020.

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

In addition to the liquidity provided by the Credit Agreement, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $13.7 million through a short term loan and $29.4 million on a long-term basis from local Taiwan banks.  The ERIS debt matures in periods from 2020 through 2033.

The details of our borrowings outstanding as of September 30, 2020 are set forth in the table below:

	September 30,		Current Amount
Description	2020	Interest Rate	Maturity
Short-term debt	$70,746	Libor + Margin	Various during 2020 - 2021

Long-term debt
Notes payable to Bank of Taiwan	$4,142	Variable, 1.3% base	June-33
Notes payable to Bank of China Trust Company	3,436	Taibor 3 month rate + 0.5%	December-21
Notes payable to Bank of China Trust Company	16,357	Taibor 3 month rate + 0.5%	May-24
Notes payable to E Sun Bank	3,436	1-M deposit rate plus 0.08%	December-22
Notes payable to E Sun Bank	378	1-M deposit rate plus 0.08%	June-27
Notes payable to E Sun Bank	1,684	1-M deposit rate plus 0.08%	June-30
Term loan and revolver	318,750	Libor plus margin	May-23
Total long-term debt	348,183
Less: Current portion of long-term debt	(14,978)
Less: Unamortized debt costs	(2,439)
Total long-term debt, net of current portion	$330,766

Historically, our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. In the second quarter of 2020, as described above, we increased our borrowing capacity and our outstanding borrowings due to the anticipated close of the LSC acquisition later this year. As of September 30, 2020, we had a $305 million draw-down under our amended and restated credit agreement, as a partial currency hedge, associated with the anticipated close of the LSC acquisition. At September 30, 2020 and December 31, 2019, our working capital was $893.2 million and $524.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures and acquisitions for at least the next 12 months.

Capital expenditures (including accrued capital expenditures) for the nine months ended September 30, 2020 and 2019 were $47.5 million and $77.4 million, respectively.  For the first nine months of 2020 capital expenditures were approximately 5.4% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries.  As of September 30, 2020, our foreign subsidiaries held approximately $526.0 million of cash, cash equivalents and investments of which approximately $7.6 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. All of this $7.6 million is held in Korea and Taiwan.

As of September 30, 2020, we had short-term investments totaling $3.0 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents increased from $258.4 million at December 31, 2019 to $587.6 million at September 30, 2020, reflecting the funds that will be used to consummate the purchase of LSC.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2020	2019	Change
Net cash flows provided by operating activities	$126,435	$177,705	$(51,270)
Net cash and cash equivalents (used in) provided by investing activities	(51,776)	(110,176)	58,400
Net cash and cash equivalents provided by (used in) financing activities	294,680	(86,992)	381,672
Effect of exchange rate changes on cash and cash equivalents	10,988	(2,614)	13,602
Net increase in cash and cash equivalents, including restricted cash	$380,327	$(22,077)	$402,404

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2020 was $126.4 million.  Net cash flows provided by operating activities for the nine months ended September 30, 2020 resulted from net income of $69.2 million, depreciation and amortization of intangible assets of $80.4 million, and share-based compensation of $18.7 million, partially offset by a decrease in deferred taxes of $10.2 million, a decrease in inventories of $20.5 million and a decrease in noncash working capital accounts, excluding inventory, of $20.3 million. Net cash flows provided by operating activities for the nine months ended September 30, 2019 was $177.7 million.  Net cash flows provided by operating activities for the nine months ended September 30, 2019 resulted from net income of $106.6 million, depreciation and amortization of $81.3 million, share-based compensation of $15.4 million and a decrease in noncash working capital accounts of $25.3 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $51.8 million for the nine months ended September 30, 2020. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2020 was primarily due to the purchase of property, plant and equipment of $48.5 million and the additional investment by the Company’s subsidiary ERIS in Yea-Shin of $6.1 million, bring ERIS’ ownership of Yea-Shin to approximately 99.5%. These outflows of cash were partially offset by net proceeds from the maturity of short-term investments of $1.9 million for the nine months ended September 30, 2020. Net cash and cash equivalents used in investing activities was $110.2 million for the nine months ended September 30, 2019. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $76.1 and the acquisition of GFAB for $33.2.

Financing Activities

Net cash and cash equivalents provided by financing activities was $294.7 million for the nine months ended September 30, 2020. Net cash provided by financing activities in the nine months ended September 30, 2020 consisted primarily of $305.7 million, net advances on our debt facilities, including $305.0 million in anticipation of closing the LSC acquisition later this year, partially offset by taxes paid on net share settlements of $8.2 million.  Net cash and cash equivalents used in financing activities was $87.0 million for the nine months ended September 30, 2019. Net cash used in financing activities in the nine months ended September 30, 2019 consisted primarily of $94.7 million net repayments of long-term debt, taxes paid on net share settlements of $4.4 million and dividend distributions to noncontrolling interests of $2.6 million.  These uses of cash were partially offset by inflows of $7.2 million related to stock option exercises and $6.9 million of net increases in lines of credit and short-term debt.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of September 30, 2020, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of September 21, 2020				X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File, formatted in Inline XBRL				X
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

DIODES INCORPORATED
(Registrant)

November 9, 2020	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2020	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)