Form 10-K
period 2020-12-31
DIODES INC /DEL/
filed 2021-02-22
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

The aggregate market value of the 42,101,268 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $50.70 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.1 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 16, 2021 was 44,283,332.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

PART I

Item 1.Business.

GENERAL

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we” or “our” (Nasdaq: DIOD), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. Diodes serves the consumer electronics, computing, communications, industrial, and automotive markets.

Diodes’ products include diodes, rectifiers, transistors, MOSFETs, GPP bridges, GPP Rectifiers, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Diodes also has timing, connectivity, switching, and signal integrity solutions for high-speed signals.

Diodes’ corporate headquarters and Americas’ sales office are located in Plano, Texas, and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, Zhubei City, Taiwan; Shanghai, Yangzhou, China; Oldham, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in Oldham, Greenock, UK and Shanghai and Wuxi, China and Keelung and Hsinchu, Taiwan.  Diodes has assembly and test facilities located in Shanghai, Jinan, Chengdu and Wuxi, China as well as in Neuhaus, Germany and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, UK; Shanghai, Shenzhen, Wuhan and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

The company’s manufacturing facilities have achieved certification in the internationally recognized standards of ISO9001:2015, IATF16949:2016, and ISO14001:2015.

•	Diodes Incorporated is also C-TPAT certified.
•

We believe these Quality Awards reflect the superior quality-control techniques established at Diodes Incorporated and further enhance our credibility as a vendor-of-choice to OEMs increasingly concerned with quality and consistency.

Our product focus is on high-growth end-user equipment markets such as satellite TV set-top boxes, portable DVD players, datacom devices, ADSL modems, power supplies, medical devices (non-life support devices/systems), PCs and notebooks, flat panel displays, digital cameras, mobile handsets, AC-to-DC and DC-to-DC conversion, Wireless 802.11 LAN access points, brushless DC motor fans, serial connectivity, and automotive applications.

Our product line includes over 25,000 products, and we shipped approximately 43 billion units in 2020 and 2019 and approximately 46 billion units in 2018. From 2016 to 2020, our annual net sales grew from $942.2 million to $1.2 billion, representing a compound annual growth rate of approximately 7.7%.

BUSINESS OUTLOOK

During 2020 our annual revenue declined approximately $19.9 million or 1.6% from the revenue level achieved in 2019. This decrease in revenue for 2020 compared to 2019 reflects the impact of the COVID-19 pandemic outbreak on the Company and the world-wide economy. We continue to work towards our previously stated goals for 2025 of $1.0 billion in gross profit which represents $2.5 billion in revenue and a gross margin of 40%. Acquisitions remain a key part of our growth strategy to reach our revenue goal and in November 2020 we acquired Lite-On Semiconductor Corporation (“LSC”) and its subsidiaries.  The acquisition of LSC broadens our discrete product offerings, including providing us with a leadership position in glass-passivated bridges and rectifiers that will allow us to further extend our position in the automotive and industrial market spaces consistent with Diodes’ overall growth strategy.  Further, the acquisition expands our wafer fabrication and assembly and test capacity and provides us an opportunity to improve LSC’s profitability through operating and manufacturing improvements as well as increased factory utilization.

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

OUR INDUSTRY

Semiconductors are critical components used to manufacture of a broad range of electronic products and systems. Since the invention of the transistor in 1948, continuous improvements in semiconductor processes and design technologies have led to smaller, more complex and more reliable devices at a lower cost per function. The availability of low-cost semiconductors, together with increased customer demand for sophisticated electronic systems, has led to the proliferation of semiconductors in diverse end-use applications.

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

Broad customer base and diverse end-markets – Our customers are comprised of leading direct sales customers as well as major electronic manufacturing services (“EMS”) providers. Overall, we serve 334 direct sales customers worldwide and tens of thousands of additional customers through our 121 distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

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

Management experience –The members of our executive team average over 30 years of industry experience, and the length of their service has created significant institutional insight into our markets, our customers and our operations. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog and mixed-signal semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as  LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices, as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2020 and 2019, we continued to achieve many significant new design wins with our direct sales customers. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Expand our available market opportunities – We believe we have many paths to increasing our addressable market opportunity. From a product perspective, we intend to continue expanding our product portfolio by developing derivative and enhanced performance devices that target adjacent markets and end-equipment. We will continue to cultivate new and emerging customers within our targeted markets, further increasing our already broad customer base. As we focus on new customers, we try to expand our product portfolio penetration within these new, as well as existing, customers. As we expand our extensive range of high power efficiency and small form factor packages, we plan to introduce new and existing product functions in these new packages to allow an even greater market coverage.

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

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines or companies in order to enhance our product portfolio and accelerate our new product offerings. Since 2006 we have acquired a number of companies that enhanced our product portfolio, including Pericom Semiconductor Corporation (“Pericom”) in 2015. In 2019, we acquired from Texas Instruments a 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”).  The acquisition of GFAB adds to our existing global footprint, but also provides expanded wafer capacity to support our product growth, in particular for the automotive market. In November 2020 we acquired Lite-On Semiconductor Corporation (“LSC”) and its subsidiaries.  The acquisition of LSC broadens our discrete product offerings, including providing us with a leadership position in glass-passivated bridges and rectifiers that will allow us to further extend our position in the automotive and industrial market spaces consistent with Diodes’ overall growth strategy.  Further, the acquisition expands our wafer fabrication and assembly and test capacity and provides us an opportunity to improve LSC’s profitability through operating and manufacturing improvements as well as increased factory utilization.

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

Our broad product line includes:

•

Discrete semiconductor products, including: MOSFET, TVS, performance Schottky rectifiers; GPP Bridges, GPP Retifiers performance Schottky diodes; Zener diodes and performance Zener diodes, including tight tolerance and low operating current types; standard, fast, super-fast and ultra-fast recovery rectifiers; bridge rectifiers; switching diodes; small signal bipolar transistors; prebiased transistors; MOSFETs; thyristor surge protection devices; and transient voltage suppressors;;

•

Analog products, including: power management devices such as AC-DC and DC-DC converters, USB power switches, low dropout and linear voltage regulators; standard linear devices such as operational amplifiers and comparators, current monitors, voltage references, and reset generators; LED lighting drivers; audio amplifiers; and sensor products including Hall-effect sensors and motor drivers;

•	Mixed-signal products including: High speed mux/demux, Digital Switches, Interface, Redelivers, Clock IC, Packet Switches;
•	Standard logic products including low-voltage complementary metal-oxide-semiconductor (“CMOS”) and advanced high-speed CMOS devices; ultra-low power CMOS logic; and analog switches;
•	Multichip products and co-packaged discrete, analog and mixed-signal silicon in miniature packages;
•	Silicon and silicon epitaxial wafers used in manufacturing these products; and
•

Frequency Control Products (“FCP”) used in many of today’s advanced electronic systems. FCPs are electronic components that provide frequency references such as crystals and crystal oscillators for automotive, industrial, computing, communication and consumer electronic products.

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets *	2020	2019	2018	End product applications
Industrial	23%	28%	26%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HAVC/LED lighting, retrofit bulb
Consumer Electronics	25%	23%	25%	Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches
Communications	21%	23%	24%	Mobile handsets, smartphones, IP in gateways, routers, switches, hubs, fiber optics
Computing	20%	16%	17%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, mass storage, cloud
Automotive	11%	10%	9%	Comfort controls, lighting, audio/video, GPS navigation, satellite radios, electronics
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

CUSTOMERS

We serve 334 direct customers worldwide, including major direct sales customers and EMS providers. Additionally, we have 121 distribution customers worldwide, through which we indirectly serve tens of thousands of customers. Our customers represent leading direct sales customers representing a broad range of industries, leading EMS providers and leading distributors.

For the years 2020, 2019 and 2018, our direct sales and EMS customers together accounted for 41%, 33% and 29%, respectively, of our net sales. One customer, a broad-based distributor serving thousands of customers, accounted for 10% or more of our net sales in 2019 and 2018, but not 10% of our outstanding accounts receivable at December 31, 2020 or 2019.  In addition, for information concerning our business with related parties, see “Business – Certain Relationships and Related Party Transactions.”

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2020, 2019 and 2018:

	Net Sales by Type for the Twelve Months Ended December 31,
Net Sales by Region	2020	2019	2018
Asia	$961,376	$942,576	$944,117
Europe	171,985	181,016	138,117
Americas	95,854	125,538	131,754
Total net sales	$1,229,215	$1,249,130	$1,213,989

Net Sales by Type	2020	2019	2018
Direct sales	$419,024	$407,851	$346,997
Distributor sales	810,191	841,279	866,992
Total net sales	$1,229,215	$1,249,130	$1,213,989

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales from products shipped to China for the twelve months ended December 31, 2020, 2019 and 2018, was $649.9 million $633.8 million and $662.6 million, respectively.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., the U.K., France, Germany, Korea, Hong Kong, Taiwan and China. We also have independent sales representatives in the U.S., Asia, and Europe. In addition, we have distributors in the U.S., Asia, and Europe. As of December 31, 2020, our direct global sales and marketing organization consisted of approximately 452 employees operating out of 19 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai, Shenzhen, Wuhan, Guangzhou, Jinan, Qingdao, China; Gyeonggi, South Korea; Munich, Frankfurt, Germany; Oldham, U.K.; Tokyo, Japan; and Plano, Texas, USA. As of December 31, 2020, we also had approximately 18 independent sales representative firms marketing our products.

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

MANUFACTURING OPERATIONS AND FACILITIES

Historically we have operated two assembly and test facilities located in Shanghai, China, two in Chengdu, China and one in Neuhaus, Germany. We have two wafer fabrication facilities located in Shanghai, one 150mm and another capable of both 150mm and 200mm, a 150mm wafer fabrication facility located in Oldham, U.K. and GFAB, a 150mm and 200mm capable wafer fabrication facility located in Greenock, Scotland that we acquired in 2019.  With the acquisition of LSC in 2020 we added four wafer fabrication facilities, two in Taiwan and two in China, and three assembly facilities, two in China and one in Taiwan.

In 2010, we entered into an agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). In connection with the agreement with CDHT, we formed a joint venture entity with a Chinese company, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test manufacturing facility in Chengdu, China. We currently own approximately 98% of the equity of the joint venture entity. The CDHT granted the joint venture entity a 50-year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. We believe this arrangement will be a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2020, we have invested in this joint venture approximately $193.7 million, primarily for infrastructure, buildings and equipment-related capital expenditures. For the years ending December 31, 2020 and 2019, our total capital expenditures were approximately $75.8 million and $96.2 million, respectively. The majority of our capital expenditures are in China.

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

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of new product lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.  Our backlog of orders, based on expected ship date, was $618.3 million at December 31, 2020 and $278.7 million at December 31, 2019.

PATENTS, TRADEMARKS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY RIGHTS AND LICENSES

We generally rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality agreements, license agreements and policies to protect our intellectual property rights and proprietary technology, and to maintain our competitive position.   Despite these measures, we may not always succeed in protecting our intellectual property or preventing misappropriation of our intellectual property rights.  Other companies may independently develop similar technologies or seek to challenge, invalidate or circumvent our intellectual property rights.  We acquired or licensed or sublicensed to numerous intellectual property rights in connection with our acquisitions over the years.  We have registered several of our trademarks in the U.S. and other countries, and seek to strengthen our brand to distinguish our products in the marketplace.   We maintain a patent portfolio comprised of both U.S. and foreign patents and have patent applications pending in the U.S. and other countries.   We expect to continue to file patent applications in the U.S. and abroad covering technologies and products considered to be important to our business.  We do not believe any individual patent, group of patents, or the expiration thereof would materially affect the operation of our business.   For

proprietary technology or related know-how that is not covered by our patent strategy, we seek to protect them as trade secrets through contracts and policies to maintain their secrecy and confidentiality.

In the ordinary course of business, we may become party to disputes involving intellectual property rights.  When we become aware of companies infringing our intellectual property rights, we seek to enforce our rights through appropriate actions.  We may receive claims of infringement or inquiries regarding possible infringement of the intellectual property rights of others, demands seeking royalty payments or other remedies, or cease and desist letters.  Depending on the situations, we may defend our position, seek to negotiate a license or engage in other acceptable resolution that is appropriate to our business.

We provide limited intellectual property indemnification for certain customers and may experience financial exposure related to intellectual property indemnity claims.  In certain situations, there are limits on our potential indemnification liability; however, we cannot reasonably estimate the amount of potential payments, if any.  Although to date we have not paid any significant amounts for intellectual property indemnity claims, there can be no assurance that we will not face significant exposure in the future.

From time to time, we may license our intellectual property rights in connection with the development or sale of our products.  We may license certain product technology from other companies, but we do not consider any particular licensed technology to be material to our operations or royalties paid by us to be material. We believe the duration and other terms of the licenses are appropriate for our current needs. See “Risk Factors – We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic and analog semiconductor components market, making competition intense. Some of our larger competitors include Infineon Technologies A.G.,  ON Semiconductor Corporation, Vishay Intertechnology, Inc, Renesas Electronics Corporation, Texas Instruments, and Nexperia, formerly the Standard Products business of NXP Semiconductors N.V., many of which have greater financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we do. Accordingly, we, from time to time, may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price, features, availability and quality of our products, and our ability to design products and deliver customer service in keeping with our customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors – The semiconductor business is highly competitive, and increased competition may harm our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

HUMAN CAPITAL MANAGEMENT

As an international semiconductor company with a global footprint, Diodes recognizes the important role its human capital plays in a talent-based economy, and what the impact of effective and efficient human capital management has on its long-term strategic success and sustainable growth. Our employees are our most critical asset—they contribute to our financial success for the benefit of all our stakeholders, they are the source of great idea generation that fuels the engine of product innovation, and they are collaborators and contributors to the success of the communities in which we live and work. Human capital management affects many aspects of our operations, including recruitment and talent acquisition, retention, training, workforce optimization, performance management, workplace safety, employee health and wellness, employee engagement, and diversity and inclusion.

Employee Communication - Developing two–way communications and deploying effective feedback mechanisms are critical components in our employee engagement process. We have an open door policy, and encourage employees to have regular conversations with their managers to share feedback and express concerns. We also solicit employee feedback informally through regular employee interactions. We hold our managers accountable for setting clear expectations and goals with their teams, for providing coaching, as well as identifying professional development opportunities for their teams, and for engaging in periodic performance reviews. We assist our managers with performance management tools as needed to help them effectively manage their teams and optimize workforce productivity.

Employee Retention, Training and Coaching - Employee retention is a critical element in our sustainable success. To maintain a stable workforce, we provide skill advancement training and coaching, where appropriate, to help our employees enhance their existing skillsets. With our support and preparation, our employees can continue to grow in their current role and maximize the value they contribute to their current teams. Where a suitable rotation opportunity arises, we provide skill expansion training to equip employees for these new positions. By honing their skills, our employees can leverage their institutional knowledge and experience to contribute to the overall success of the organization. The availability of rotational opportunities can also help keep our employees motivated and engaged.

Employee Safety - As an employer with a global workforce, we seek to provide safe working conditions and encourage our employees to engage in safe behaviors while completing their assigned job duties. We have programs to enhance the occupational health and safety of our employees and to promote employee wellness. These initiatives are designed yield positive business outcomes, such as less absenteeism, more motivated and engaged workforce, higher productivity, more consistent quality performance, and a better corporate image in our local communities—which in turn should help us attract talent and maintain a stable workforce.

Employee Demographics - We regularly review our workforce demographics and organizational structure to ensure that we have an efficient organization positioned to deliver cost-effective, high quality products to our customers and to serve the markets in which we operate. Diversity and inclusion considerations are embodied in many aspects of our operations, including pipeline opportunities.

 As of December 31, 2020, we employed 8,939 employees (including approximately 633 temporary labor or independent contractors). 7,915 of our employees were in Asia, 224 were in the U.S. and 800 were in Europe. The increase in our employee numbers during calendar year 2020 reflects, among other factors, the LSC acquisition in November 2020.  None of our employees in Asia or the U.S. are subject to a collective bargaining agreement and in Europe all our employees are covered by individual employment agreements with some collective bargaining agreements in place. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2020, 2019 and 2018, our capital expenditures for environmental controls have not been material. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with one related company, Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC was a related company until we acquired it in November 2020.  We conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”).  Keylink is our 5% joint venture partner in our two Shanghai assembly and test facilities.  In addition, Ya Guang is our 2% joint venture partner in one of our Chengdu assembly and test facilities and our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang, other than the joint venture.

Raymond Soong, the former Chairman of the Board of Directors of Diodes, was the Chairman of LSC, and was the Chairman of Lite-On Technology Corporation (“LTC”), which was a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, was also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our current Chairman of the Board of Directors, President and Chief Executive Officer, is a board member of

LTC, and a board member of Nuvoton. We consider our relationships Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with Nuvoton.  We purchase wafers from Nuvoton for use in our production process. We also conduct business with Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”).   Dr. Keh-Shew Lu, our Chairman, President and Chief Executive Officer, is a board member of Nuvoton. We considered our relationship with Nuvoton to be mutually beneficial and we plan to continue our strategic alliance Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

OTHER INFORMATION

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

Summary

RISKS RELATED TO OUR BUSINESS

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

We may incur additional costs and face emerging risks associated environmental, social and governance (“ESG”) factors impacting our operations.

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

If our direct sales customers or our distributors’ customers do not design our products into their applications, our net sales may be adversely affected.

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

GENERAL RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

The ultimate impact of the COVID-19 pandemic outbreak cannot be estimated at this time, but it may have a material adverse effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread throughout the United States and other countries across the world (including countries where we maintain operations), and the duration, severity of its effects and ultimate impact to the world’s population and financial impact are currently unknown. National, state and local governments have responded to the COVID-19 pandemic in a variety of ways including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), ordering businesses to close or limit operations and ordering people to stay at home (i.e., shelter in place), and imposing travel restrictions (including quarantine requirements).

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

A significant part of our growth strategy involves acquiring companies. For example, (i) in 2000, we acquired FabTech, Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into the analog market, (iii) in 2006, we acquired the net operating assets of APD Semiconductor, Inc., (iv) in 2008, we acquired Zetex plc., (v) in 2012, we acquired over 50% of the outstanding common stock of Eris Technology Corporation, (vi) also in 2012, we acquired Power Analog Microelectronics, Inc., (vii) in 2013, we acquired BCD Semiconductor Manufacturing Limited  (viii) in 2015, we acquired Pericom Semiconductor Corporation, (vii) in 2019 we acquired Texas Instruments’ 200mm wafer fabrication facility and operations located in Greenock, Scotland and (viii) in November of 2020 we acquired LSC.  In addition, from time to time, we may be in various stages of discussions with potential acquisition targets as we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, operating results and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

We may incur additional costs and face emerging risks associated environmental, social and governance (“ESG”) factors impacting our operations.

Stakeholders such as investors, employees and the communities in which we operate have increased their focus on our ESG and sustainability related activities, specifically in the corporate social and environmental responsibility (“CSER”) areas.  Some investors may use our ESG and sustainability related information as well as the ESG ratings and metrics to guide their investment strategies and measure our corporate performance.  Potential and current investors may decrease or withdraw investment, or alternatively increase investment in our competitors if our CSER performance is perceived to be less than our competitors’ CSER performance. The qualitative and quantitative criteria adopted or published by third party ESG rating agencies and standards organization may continue to evolve.  We may incur additional costs to satisfy these evolving expectations and criteria, and may face additional risks associated with emerging regulations governing CSER performances.  We may communicate certain goals and projects regarding our CSER activities from time to time.  If we are unable to meet those goals or are perceived to fail to meet the goals as planned, or if our CSER policies and practices are perceived to be inadequate, we could face reputational damages and our financial results may be adversely affected.

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

If our direct sales customers or our distributors’ customers do not design our products into their applications, our net sales may be adversely affected.

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

We currently have a U.S. credit facility under which, as of December 31, 2020, we had a remaining principal balance of $282.3 million under a term loan, and had nothing drawn on a $150.0 million revolver, $150.0 million of which remained available as of December 31, 2020. In addition to our U.S. credit facility we have $140.6 million outstanding under short-term foreign credit facilities.  In addition to our U.S. credit facility and our short-term foreign credit facilities, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $30.0 million on a long-term basis from local Taiwan banks in order to make an investment.   See “Liquidity and Capital Resources” below and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December, 31, 2020, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by less than $1.8 million, net of the amounts realized from our interest rate swaps.

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

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2020, $282.3 million was outstanding under our U.S. credit facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $307.1 million with an unused amount of $168.9 million.

Our outstanding debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt agreements;
•

resulting in one or more events of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which events of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt could permit the lenders to foreclose on our assets securing that debt;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risks of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, operating results, financial condition and our ability to meet our payment obligations under our debt agreements.

Our U.S. credit facility and our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021.  The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023.  In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR.  The ARRC has recommended benchmark-

replacement procedures to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation.  The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”).  Additionally, it is uncertain if applicable tenors of LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR.  At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement.  All of our existing debt obligations that are based on LIBOR will mature by the end of 2023, but in anticipation of LIBOR’s phase out, our U.S. credit facility (which matures May 29, 2023) was amended to provide for alternative benchmark rates (including a hard-wired SOFR-based alternative benchmark) as well as transition mechanisms for selecting another benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the lenders under the U.S. credit facility.  We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur.  Accordingly, the potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined. Further, the use of an alternative base rate or a benchmark replacement rate as a basis for calculating interest with respect to any outstanding variable rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in our costs of capital or otherwise have a material adverse impact on our business, financial condition or results of operations.

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

Our U.S. credit facility contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, make restricted payments (including dividends and share repurchases), issue or sell equity interests, engage in other different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations and use proceeds from our credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. Our U.S. credit facility also requires us to meet certain financial ratios, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio.

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

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai and Chengdu, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. One of our manufacturing facilities and one of our wafer fabrication facilities located in Shanghai are approved for HNTE status for the tax years 2018-2020. The Company expected to continue to meet HTND requirements s in future years. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount.  Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 23% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

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

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $0.9 million, $3.1 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the twelve months ended December 31, 2020, 2019 and 2018 was approximately $0.02, $0.06 and $0.03, respectively.

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

As of December 31, 2020, the benefit obligation of the plan was approximately $175.3 million and the total assets in such plan were approximately $147.9 million. Therefore, the plan was underfunded by approximately $27.4 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

The trustees under the plan are required to review the plan’s funding position every three years. The pension plan funding valuation as at March 31, 2019 resulted in a deficit of approximately GBP 26.7 million (approximately $34.7 million based on a GBP: USD exchange rate of 1:1.3). As a result of this valuation we agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid in annual installments with effect from April 1,

2020 to address the deficit revealed by the valuation (with the first payment to be made by March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million in annual installments effective April 1, 2020 to cover plan expenses. Moving the recovery plan from a 2030 deadline to a 2029 deadline could require us to increase our plan contributions.  If we fail to reach an agreement with the plan trustees, as we are required to do every three years, the pension regulator in the U.K. could impose contributions on Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, or in limited circumstances could require financial support to be provided to the plan from entities connected or associated with Diodes Zetex Limited or Diodes Zetex Semiconductors Limited. Furthermore, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited remain ultimately liable to fully fund the plan regardless of any failure to agree upon future contributions in respect of a particular actuarial valuation, i.e., if either the plan or those companies were wound up, a debt equal to each company’s share of the entire outstanding deficit at that time (calculated on a statutory conservative basis) would be owed by the relevant company. This could have a material adverse effect on our cash flows, operating results and financial condition.

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

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located in China. For the twelve months ended 2020 our Asian and European subsidiaries represented approximately 78% of our net sales, while in 2019 and 2018, our Asian and European subsidiaries represented over 77% and 85%, respectively, of our net sales. The decline of net sales in our Asia and European based subsidiaries beginning in 2019 represents a shift in business practices to fulfill more orders from our non-Asia based subsidiaries. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

The United Kingdom exit from the European Union has also created political and economic uncertainty, particularly in the U.K. and the European Union, and this uncertainty may last for years. Our business and operations in the U.K. the European Union, and worldwide could be materially adversely affected by the U.K. exit. Future events as a consequence of the U.K. exit, including stresses within the U.K. itself, may cause significant volatility in global financial markets, including global currency and debt markets, and may result in a slowdown in economic activity in the U.K., Europe or globally, which could materially adversely affect our operating results and growth prospects. In addition, our business and operations could be materially adversely affected by new or revised trade agreements between countries in which we have operations or do business, including the U.S., the U.K., the European Union and China, as well as by the possible impositions of tariffs or trade or other regulatory barriers by any nation where we have operations or do business.

Tariffs or other restrictions imposed by the United States Trade Representative may affect our operations in the U.S., may disrupt our activities in the U.S., may have an adverse impact on our profitability and results of operations and may encourage the independent development in China of products and electronic components that will compete with ours or displace our products and components, resulting in an adverse impact on our business in China.

In May 2019, at the direction of the President of the United States, the United States increased the level of tariffs from 10% to 25% on approximately $200 billion worth of Chinese imports. The President also ordered the U.S. Trade Representative to begin the process of raising tariffs on essentially all remaining imports from China, which are valued at approximately $300 billion. These tariffs are in addition to the new or higher tariffs on specified products imported from China in response to what the U.S. characterizes as unfair trade practices. China responded to the earlier increased tariffs by proposing new or higher tariffs on specified products imported from the United States.  Negotiations between the U.S. and China to resolve the issues that precipitated the impositions of these tariffs are reported to be ongoing, but the situation is dynamic and the timing and nature of any ultimate resolution is currently uncertain. In June 2019, President Trump and Chinese President Xi Jinping agreed that they did not plan more tariffs against each other’s countries, but on August 1, 2019, President Trump announced that on September 1, 2019, the U.S. would put an additional tariff of 10% on $300 billion of goods and products coming from China to the U.S.

On August 23, 2019, in response to China announcing additional tariffs on U.S. products, President Trump instructed the U.S. Trade Representative to increase by 5% the tariffs on approximately $550 billion worth of Chinese imports to the U.S. This would have increased the tariff rate on $250 billion worth of Chinese imports, effective October 1, 2019 to 30% and raised the tariff rate to 15% on $300 billion worth of Chinese imports previously announced, but on September 11, 2019 President Trump announced that the effective date would be extended to October 15, 2019 as “a gesture of goodwill.” On October 12, 2019, President Trump announced that the U.S. would halt the October 15, 2019 tariff increase after positive negotiations with the China representatives in Washington, D.C.  On January 15, 2020, the U.S. and China signed a Phase One trade deal pursuant to which, among other things, the U.S. agreed to modify its Section 301 tariff actions (described in this risk factor) in a significant way. On December 31, 2020, a majority of the previously imposed tariff exclusions expired resulting in an increase in the taxes paid by US companies on imports of many products from China.  In addition, in December 2020, then President-Elect Joe Biden publicly stated that he was not planning to make immediate moves with respect to tariffs.  Given the change in power in the U.S. government in January 2021, significant uncertainty remains regarding tariffs and their impact on our Company as President Biden’s administration begins to implement new or revised U.S.-China trade policies.

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

On August 25, 2019, President Trump advised American companies to seek alternatives to China for the manufacture of their products, citing the U.S. “International Emergency Economic Powers Act of 1977” as a possible basis for applying a sanction of this sort. Given the inauguration of Mr. Biden as President of the United States in January 2021, it is not clear when, whether or in what form, this threat will be put into action, but if it does materialize our results of operations and financial condition likely will be materially adversely affected.

In addition to the ongoing issues regarding tariffs, China has been stepping up efforts to design and manufacture semiconductors itself rather than buy from U.S. companies, amid fears that sanctions might cripple its high-tech industry. U.S. restrictions on exports to Chinese telecoms equipment makers have sharpened Beijing’s focus on semiconductor self-sufficiency. China’s ministry of finance announced tax breaks “to support the development of integrated circuit design and the software industry,” cancelling corporate taxes for some domestic Chinese companies for two years. Although the outcome of these efforts is uncertain, the development of such capacity in China would likely have a material adverse effect on our profitability and results of operations.

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

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2020 approximately 53% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

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

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2020, we had undistributed earnings from non-U.S. operations of approximately $1.6 billion (including approximately $287 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $469 million of this total.  Additional Chinese withholding taxes of approximately $45 million would be required should the $469 million of such earnings be distributed out of China as dividends.

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

Our directors and executive officers beneficially own approximately 19% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2020. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

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

GENERAL RISK FACTORS

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

A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events, including epidemics (such as the outbreak of the COVID-19 virus) and related travel restrictions,. Such disruptions may cause direct injury or damage to our employees and property and related internal controls with significant indirect consequences. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause our customers to seek other suppliers. Such disruptions could have an adverse effect on our operating results and financial condition.

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

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or those of third parties, create system disruptions, compromise physical assets or intellectual property, or misappropriate monetary assets or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites or exploit any security vulnerabilities of our websites and information systems. Our international operations and business relationships could exacerbate these potential risks. In September 2019, our anti-virus defenses identified a malware infection and brute force password attack. Breach resolution was accomplished by our internal IT staff. We do not believe that any confidential or proprietary information was exposed or that there was any material impact on production. In response to this cyber-intrusion, we engaged an information technology security company to assess the timetable and scope of the intrusion, identify any weaknesses in our IT systems, and assist in designing security measures to strengthen our protection against, and preparation for identifying and responding to, such attacks. We are reviewing this assessment and have enhanced and continue to enhance our security measures. Specific measures we have taken include strengthening our global network access control to further prevent unauthorized or non-compliant devices from accessing our internal networks and developing policies and procedures to more timely respond to intrusions.`

The costs to the Company to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our ongoing efforts to prevent and address these problems may not be successful.  Such problems could result in interruptions, delays, cessation of service, extortionate demands to decrypt files and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions and materially adversely affect our operating results, stock price and reputation.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.Properties.

Our corporate headquarters are located in Plano, Texas.  As of December 31, 2020, we own approximately 5.3 million square feet of property and lease approximately 3.1 million square feet of property, with leases expiring at various times between 2021 and 2028 and with land rights expiring in 2056.  We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. The table below sets forth the largest of the properties either owned or leased by the Company:

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, TX	41,780
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321
Land use right/Manufacturing facilities/Administrative office/R&D center/Logistics	China - Chengdu	1,689,474
Regional sales office/R&D center/Warehouse	China - Hong Kong	360,395
Administrative office/Land use right/manufacturing facility/R&D center	China - Jinan, Shandong	1,059,907
Manufacturing facility/R&D center/Logistics/Dormitory/Manufacturing facility/Sales/Administrative office/Land use right	China - Shanghai	2,322,424
Regional sales office	China - Shenzhen	17,318
Administrative office/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Manufacturing facility/R&D center/Logistics/Administrative office	Scotland, Greenock	318,782
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	120,441
R&D center	Taiwan - Hsinchu	25,372
Regional sales office/Administrative office/Logistics/Regional Sales/Logistics	Taiwan - Taipei	52,348
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	78,899
Manufacturing	China - Shanghai	168,381
Manufacturing	China - Wuxi	548,469
Manufacturing	Taiwan - Keelung	115,798
Manufacturing	Taiwan - Hsinchu	478,737

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

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.”

Holders

As of February 16, 2021, the approximate number of common stockholders was 226.

Dividends

We have never declared or paid dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for future use in our business.  Our U.S. banking facility permits us to pay dividends up to $25.0 million per fiscal year to our stockholders so long as we have not defaulted at the time of such dividend and no default would result from declaring and paying such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2021 definitive proxy statement, which we expect to file with the SEC in April 2021, in Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2020. The graph is not necessarily indicative of future price performance.

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

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2019.

The graph assumes $100 invested on December 31, 2014 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2020
		2015	2016	2017	2018	2019	2020
Diodes Incorporated	Return %		11.71	11.69	12.52	74.74	25.07
	Cum $	100	111.71	124.76	140.38	245.30	306.79

NASDAQ Industrial Index	Return %		9.47	25.21	(1.13)	27.17	52.72
	Cum $	100	109.47	137.07	135.52	172.34	263.20

NASDAQ Composite-Total Returns	Return %		8.87	29.64	(2.84)	36.69	44.92
	Cum $	100	108.87	141.13	137.12	187.44	271.64

Issuer Purchases of Equity Securities

During the fourth quarter of 2020, as part of the Lite-On Semiconductor acquisition, the Company reacquired 7,765,778 shares of its Common Stock.

Item 6. Selected Financial Data.

The following selected consolidated financial data for the fiscal years ended December 31, 2016 through 2020, is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain immaterial amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2020 financial statement presentation.

(In thousands, except per share data)	Twelve Months Ended December 31,
Statement of Income Data	2020	2019	2018	2017	2016
Net sales	$1,229,215	$1,249,130	$1,213,989	$1,054,204	$942,162
Income from operations	134,332	200,608	154,482	79,409	37,991
Net income (loss) attributable to common stockholders	98,088	153,250	104,021	(1,805)	15,935
Earnings (loss) per share attributable to common stockholders
Basic	$1.92	$3.02	$2.09	$(0.04)	$0.33
Diluted	$1.88	$2.96	$2.04	$(0.04)	$0.32
Number of shares used in computation:
Basic	51,004	50,787	49,841	48,824	48,597
Diluted	52,133	51,860	50,935	48,824	49,789

	As of December 31,
Balance Sheet Data	2020	2019	2018	2017	2016
Total assets	$1,979,457	$1,639,384	$1,526,371	$1,488,673	$1,528,552
Working capital	514,225	524,637	480,814	415,162	547,409
Long-term debt, net of current portion	288,179	64,401	186,143	247,492	413,126
Total Diodes Incorporated stockholders' equity	963,820	1,106,424	931,463	831,504	776,019

	Twelve Months Ended December 31,
Cash Flow Data	2020	2019	2018	2017	2016
Net cash and cash equivalents provided by operating activities	$187,220	$229,772	$185,566	$181,123	$124,742
Capital expenditures	$75,813	98,505	87,507	111,161	58,549

In addition, during the periods presented we made the following acquisitions considered significant to our operations (a) in 2020 we acquired LSC and (b) in 2019 we acquired GFAB.

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

This discussion and analysis does not address certain items in respect of fiscal 2018 in reliance on amendments to disclosure requirements adopted by the SEC in 2019. A discussion and analysis of fiscal 2018 may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 12, 2020, and such discussion and analysis is hereby incorporated into this Form 10-K by this reference .

Summary for the Twelve Months Ended December 31, 2020

•	Revenue was $1.23 billion, a decrease of 1.6% over the $1.25 billion in 2019;
•	Gross profit was $431.1 million, a 7.4% decrease, compared to the $465.8 million in 2019;
•	Gross margin was 35.1% , a decrease of 220 basis points, compared to 37.3% in 2019;
•	Operating income decreased 33.0% to $134.3 million, or 10.9% of revenue, compared to $200.6 million, or 16.1%, of revenue in 2019;
•	Net income was a $98.1 million, or $1.88 per diluted share, compared to $153.3 million, or $2.96 per share, in 2019; and
•	Achieved $187.2 million cash flow from operations. We had $75.8 million of capital expenditures, or 6.2% of revenue. Net cash flow was a positive $61.0 million.

Summary of the Twelve Months Ended December 31, 2019

•	Revenue grew to a record $1.25 billion, an increase of 2.9% over the $1.21 billion in 2018;
•	Gross profit was a record $465.8 million, a 7.0% increase, compared to the $435.3 million in 2018;
•	Gross margin improved 140 basis points to a record 37.3% from 35.9% in 2018;
•	Operating income increased 29.9% to a record $200.6 million, or 16.1% of revenue, compared to $154.5 million, or 12.7%, of revenue in 2018;
•	Net income was a record $153.3 million, or $2.96 per diluted share, compared to $104.0 million, or $2.04 per share, in 2018; and
•

Achieved $229.8 million cash flow from operations.  We had $98.5 million of capital expenditures, or 7.9% of revenue. Net cash flow was a positive $17.7 million, which includes the net pay down of $117.3 million of long-term debt.

Business Outlook and Factors Relevant to Our Results of Operations

In spite of the negative impact COVID-19 had on our fiscal year 2020 results, we continue to pursue our previously announced goals of achieving revenue of $2.5 billion and gross margin of 40%, representing gross profit of $1.0 billion, all by 2025. Acquisitions will continue to be a key part of our growth strategy to reach our 2025 revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. In November 2020, the Company completed the acquisition of LSC and in April 2019, we completed the acquisition of GFAB.  See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Research and development

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities in China and the U.K. and our manufacturing facilities in Taiwan and China, as well as with our engineers in the China, U.K., U.S. and Taiwan. All research and development expenses are expensed as incurred.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	(64.9)	(62.7)
Gross profit	35.1	37.3
Operating expenses	(24.1)	(21.2)
Income from operations	10.9	16.1
Interest income	0.1	0.2
Interest expense	(1.0)	(0.6)
Foreign currency (loss) gain, net	(0.8)	(0.3)
Other income (expenses)	0.5	0.6
Income before income taxes and noncontrolling interest	9.8	15.9
Income tax provision	1.7	3.5
Net income	8.1	12.3
Net (income) loss attributable to noncontrolling interest	(0.1)	(0.1)
Net income attributable to common stockholders	8.0	12.3

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

	Twelve Months Ended
	December 31,
	2020	2019	Increase/(Decrease)	% Change
Net sales	$1,229,215	$1,249,130	$(19,915)	(1.6%)
Cost of goods sold	798,094	783,323	14,771	1.9%
Gross profit	431,121	465,807	(34,686)	(7.4%)
Operating expenses
Selling, general and administrative	185,067	181,343	3,724	2.1%
Research and development	94,288	88,517	5,771	6.5%
Amortization of acquisition-related intangible assets	16,261	18,041	(1,780)	(9.9%)
Loss (gain) on disposal of fixed assets	106	(24,429)	24,535	(100.4%)
Other operating income	1,067	1,727	660	38.2%
Other income (expense)
Interest income	1,066	2,189	(1,123)	(51.3%)
Interest expense	(11,662)	(7,893)	3,769	47.8%
Foreign currency loss	(9,814)	(3,737)	6,077	162.6%
Other income	6,419	7,079	(660)	(9.3%)
Income tax provision	21,112	44,131	(23,019)	(52.2%)

Net Sales

Net sales decreased for the twelve months ended December 31, 2020, compared to the same period last year due to the negative effect of COVID-19 on the global economy and our business.  This decrease in net sales was partially offset by $16.9 million of net sales from LSC.

The table below sets forth our revenue as a percentage of total revenue by end-user market:

	Twelve Months Ended
	December 31,
	2020	2019	2018
Industrial	23%	28%	26%
Consumer electronics	25%	23%	25%
Communications	21%	23%	24%
Computing	20%	16%	17%
Automotive	11%	10%	9%

Cost of Goods Sold

Cost of goods sold increased approximately $14.8 million for the twelve months ended December 31, 2020 compared to the same period last year, primarily as a result of operations at GFAB for four quarters of 2020 compared to three quarters of 2019 and the one month of operations at LSC during 2020. As a percent of sales, cost of goods sold was 64.9% for the twelve months ended December 31, 2020, compared to 62.7% for the same period last year. Average unit cost increased 1.5% for the twelve months ended December 31, 2020, compared to the same period last year, due to lower capacity utilization for the year, driven by COVID-19 pandemic related manufacturing plant closures and the associated slowdown in customer demand in early 2020. For the twelve months ended December 31, 2020, gross profit decreased approximately 7.4% when compared to the same period last year. Gross profit margin for the twelve month periods ended December 31, 2020 and 2019, was 35.1% and 37.3%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2020 increased approximately $31.6 million, or 11.9%, compared to the same period last year.  A significant contributing factor to the increase in 2020 compared to 2019 was a $24.3 million one-time gain we realized in 2019 upon selling land.  The land was acquired in past years in anticipation of building a new corporate headquarters building in Texas.  Selling, general and administrative expenses (“SG&A”) increased approximately $3.7 million. The increase in SG&A was driven by increases in wages and benefits and freight and duty charges, partially offset by reductions in travel and entertainment expenses. Research and development expenses (“R&D”) increased approximately $5.8 million primarily due to increases in wages and benefits and depreciation, associated with new product and new process development activities. Amortization of acquisition-related intangibles decreased approximately $1.8 million reflecting the overall reduction in the balance of intangible assets subject to amortization.  SG&A, as a percentage of sales, was 15.1% and 14.5% for the twelve-month periods ended December 31, 2020 and 2019, respectively. R&D, as a percentage of sales, was 7.7% and 7.1% for the twelve-month periods ended December 31, 2020 and 2019, respectively.

Other (expense)/income

Interest income decreased $1.1 million for the twelve months ended December 31, 2020, due to a lower amount of invested funds.  Interest expense increased $3.8 million or 47.8% for the twelve months ended December 31, 2020. The increase in interest expense for the twelve months ended December 31, 2020 was due to higher levels of debt resulting from the draws on our U.S. credit facility to finance the closing of the LSC acquisition. The increase in interest expense due to higher levels of debt was partially offset by lower interest rates. Foreign currency losses increased $6.1 million during the twelve months ended December 31, 2020.

Income tax provision

We recognized income tax expense of approximately $21.1 million for the twelve months ended December 31, 2020, and income tax expense of approximately $44.1 million for the twelve months ended December 31, 2019, resulting in effective income tax rates of 17.5 % and 22.3%, respectively. The decrease in the effective tax rate for 2020 compared to 2019 is primarily attributable to decrease in non-U.S. withholding taxes. Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes.  As of December 31, 2020, our foreign subsidiaries held approximately $267 million of cash, cash equivalents and investments of which approximately $9.5 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, funds from operations and, if necessary, borrowings under our credit facilities.

Liquidity requirements

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund ongoing operations. For 2020 and 2019 our working capital was $514.2 million and $524.6 million, respectively. In 2020, our working capital decreased due to increases in short-term debt and other current liabilities assumed as a result of the LSC acquisition. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

Short-term investments

As of December 31, 2020, we had short-term investments of approximately $6.1 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $307.1 million. At December 31, 2020, borrowings were $140.6 million and letters of credit were $0.5 million under our Asia credit facilities. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due monthly on outstanding amounts under the credit lines.

Long-term debt

On May 29, 2020, the Company, Diodes Holding B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) that amends and restates that certain Amended and Restated Credit Agreement dated as of October 26, 2016 (as amended, modified and/or supplemented from time to time prior to May 29, 2020, the “Existing Credit Agreement”).  On December 31, 2020, Diodes Holding B.V. merged into Diodes Holdings UK Limited, which following the merger became the Foreign Borrower under the Credit Agreement, and in connection with the merger, the parties to the Second Amended and Restated Credit Agreement entered into a Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement (“Consent and Amendment No. 2”; the Second Amended and Restated Credit Agreement as amended by Consent and Amendment No. 2 is referred to as the “Credit Agreement”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement, the current form of which is set forth in Exhibit A to Consent and Amendment No. 2, which is attached as an exhibit to this report.  The Company analyzed the amendment and restatement of the Existing Credit Agreement pursuant to the guidance in ASC No. 470-50, Debt—Modifications and Extinguishments.  The Company determined that certain lenders had changes in cash flows which were substantially different as a result of the amendment and restatement of the Existing Credit Agreement, which resulted in a debt extinguishment of $52.2 million and a loss on extinguishment and third-party fees of $0.7 million being expensed in the nine-month period ended September 30, 2020.

The Second Amended and Restated Credit Agreement rebalanced the Company’s then-existing senior credit facilities under the Existing Credit Agreement from (x) aggregate credit facilities of $500,000,000, consisting of (A) a $250,000,000 revolving senior credit facility, which included a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and (B) a $250,000,000 term loan to (y) aggregate credit facilities of $670,000,000 consisting of (A) an acquisition draw term commitment of $340,000,000 (the “Acquisition Draw Term Commitment”), (B) an initial term commitment of $180,000,000 (the “Initial Term Commitment” and, together with the Acquisition Draw Term Commitment, the “Term Loan”) and (C) a $150,000,000 revolving senior credit facility (the “Revolver”), which includes a $20,000,000 uncommitted swing line sublimit, a $10,000,000 letter of credit sublimit, and a $40,000,000 alternative currency sublimit.

The Revolver and the Term Loan mature on May 29, 2023 (the “Maturity Date”).  Both the term loan portion and the revolving portion of the Credit Agreement bear an interest rate at LIBOR or similar other indices plus a specified margin. The Company used a portion of the proceeds available under the Revolver and the Term Loan (i) to finance the Company’s acquisition of Lite-On Semiconductor Corporation, which is described more fully elsewhere in this report, (ii) to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Existing Credit Agreement and (iii) for working capital, capital expenditures, and other lawful corporate purposes, including, without limitation, financing permitted acquisitions.

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

Capital expenditures and investments

In 2020 and 2019, our capital expenditures were approximately $75.8 million and $96.2 million, respectively, which includes approximately $15.4 million and $9.3 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2020 and 2019, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our office buildings. Capital expenditures in 2020 were approximately 6.2% of our net sales.

In 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test facility in Chengdu, China. In December 2016, we increased our investment and currently own approximately 98% of the joint venture entity. The CDHT granted the joint venture a 50 year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. We believe that this will be a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2020, we have invested $193.7 million in this joint venture, primarily for infrastructure, buildings and equipment related capital expenditures.

The Company’s restricted cash primarily consisted of the cash required to be on deposit under contractual agreements with banks to support outstanding loan and import/export guarantees. As of December 31, 2020, restricted cash of $52.5 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

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

Discussion of Cash Flows

Cash and cash equivalents, including restricted cash, increased approximately $61.0 million to $320.5 million in 2020 from $259.5 million in 2019.  The table below sets forth summary information from our statements of cash flows:

	Twelve Months Ended December 31,
	2020	2019	Change
Net cash provided by operating activities	$187,220	$229,772	$(42,552)
Net cash used in investing activities	(106,772)	(100,426)	(6,346)
Net cash used in financing activities	(54,302)	(112,432)	58,130
Effect of exchange rates on cash and cash equivalents, including restricted cash	34,876	760	34,116
Net increase in cash and cash equivalents, including restricted cash	$61,022	$17,674	$43,348

Operating Activities

Net cash provided by operating activities for 2020 was approximately $187.2 million, due primarily to $99.2 million of net income, $108.0 million in depreciation and amortization of intangible assets and $25.3 million from non-cash share-based compensation.  These increases were partially offset by a decrease in deferred taxes of $14.5 million, and a net decrease in operating capital assets and liabilities of $31.4 million.

Investing Activities

Net cash used in investing activities for 2020 was approximately $106.8 million, due to the purchase of property, plant and equipment of $75.8 million, acquisitions net of cash acquired of $24.6 million, primarily LSC, and $6.1 used for purchase of equity securities.

Financing Activities

Net cash used in financing activities for 2020 was approximately $54.3 million, due $296.8 million related to the Diodes shares reacquired in connection with the LSC acquisition and the payment of taxes on net share settlement of $8.3 million.  These outflows of cash were partially offset by an inflow form a net increase in borrowing of $249.1 million to close the LSC acquisition.

Debt instruments

The U.S. credit facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).

As of December 31, 2020, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $166.0 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2020, $140.6 million was outstanding under these lines of credit.  In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), has long-term debt of $30.0 million on a long-term basis from local Taiwan banks.  The ERIS debt matures in various periods from 2021 through 2033. See “Liquidity and Capital Resources” above and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2020 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Debt	$312,247	$21,861	$272,514	$17,872	$-
Interest on long-term debt [1]	22,810	8,048	14,551	211	-
Operating leases	44,795	11,842	15,618	6,101	11,234
Finance leases	175	151	21	3	-
Defined benefit contribution obligations	24,031	3,004	6,008	6,008	9,011
Purchase obligations	74,911	74,911	-	-	-
Total obligations	$478,969	$119,817	$308,712	$30,195	$20,245
(1)

Interest on long-term debt assumes there are no changes in current interest rates and no changes in long-term debt from the balance outstanding as of December 31, 2020, other than required principal payments. The Revolver and Term Loan mature in May 2023.

Tax liabilities are not included in the above contractual obligations as we cannot make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 12 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. In addition to these purchase commitments, we have been party to an agreement in which we were obligated to make equity investments and capital investments in our Chengdu facilities.  That agreement is expired, but we anticipate renewing it later in 2021.

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

Business Combinations

We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed.

Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed. The Company makes estimates and assumptions about conditions of the assets, other costs not captured in the base costs, and consideration for entrepreneurial profit, depreciation, functional obsolescence, and economic obsolescence allocated to the various property, plant and equipment categories considering the perspective of marketplace participants.

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments.

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

Foreign Currency Transaction Risk

We are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December, 31, 2020, if the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of approximately $2.4 million (partially offset by any foreign currency hedges). Net foreign exchange transaction gains (or losses) are included in other income and expense.

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

As of December 31, 2020, the plan was underfunded and a liability of approximately $27.4 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $50.3 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $0.5 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2020, was 1.3%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $0.5 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $7.1 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1.3 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors – Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense.  Through the use of financial instruments, we have hedges in place designed to offset the interest rate risk for $140.0 million of floating rate debt.  As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2020, our outstanding principal debt included $282.3 million outstanding under our revolving senior credit facility and term loan, $140.6 million outstanding under foreign long term liabilities and $0.5 million used for import and export guarantees and bank acceptance notes. Based on our debt balances at December, 31, 2020, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by less than $1.7 million, net of the amounts realized from our interest rate swaps. See “Risk Factors,” – “We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Item 8.Financial Statements and Supplementary Data.

See Part IV, Item 15 “Exhibits and Financial Statement Schedules” for our consolidated financial statements and the notes and schedules thereto filed as part of this Annual Report.

Item 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation as of December 31, 2020, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. In fiscal year 2020, we completed the acquisition of Lite-On Semiconductor Corp (“LSC”). We have excluded LSC‘s business, which was accounted for as a business combination, from our assessment of the effectiveness of internal control over financial reporting. Total assets for LSC represent $353.0 million, or 17.8%, of total assets as of $1,979.5 million. Total net sales for LSC represent $16.9 million, or 1.3%, of net sales for the year ended December 31, 2020.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the acquisition of LSC during the fourth quarter of 2020.

Item 9B.Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2020, for our annual stockholders’ meeting for 2021 (the “Proxy Statement”).

We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers. The code of ethics has been posted on our website under the Corporate Governance portion of the Investor Relations section at www.diodes.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of our code of ethics on our website.

Item 11.Executive Compensation.

The information concerning executive compensation is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the sections entitled “General Information – Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation – Equity Compensation Plan Information” contained in the Proxy Statement.

Item 13.Certain Relationships, Related Transactions and Director Independence.

The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the sections entitled “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence” and “Proposal One – Election of Directors” contained in the Proxy Statement.

Item 14.Principal Accounting Fees and Services.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As discussed in Management’s Annual Report on Internal Control over Financial Reporting, on November 30, 2020, the Company acquired Lite-On Semiconductor Corporation (“LSC”). For the purposes of assessing internal control over financial reporting, management excluded LSC, whose financial statements constitute 17.8% of the Company’s consolidated total assets and 1.3% of consolidated net sales as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting of LSC.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee of the Company’s board of directors and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue – Ship and Debit Reserve

As described in Note 1, the Company records reserves related to estimated customer incentives, such as “ship and debit”, which arise when the Company, from time to time based on market conditions, issue credits to certain distributors upon their shipments to their end customers. The ship and debit reserve comprehends both claims in process and anticipated claims arising from the eventual sale of distribution inventory that is subject to claim activity. The Company performs a look-back analysis of revenues and credits issued to distributors. Using their look-back analysis, the Company adjusts their assumptions and estimated reserves each quarter. The resulting ship and debit reserve is recorded as a reduction to revenue for the year ended December 31, 2020 with a corresponding reduction to accounts receivable, which approximated $48.8 million as of December 31, 2020.

Estimating the ship and debit reserve involves the application of models which require management to make certain assumptions including historical customer ship and debit credit rates and credit lag times on such revenues. These assumptions could be affected by current and future economic and market conditions. We identified the ship and debit reserve as a critical audit matter because auditing management’s estimate of the ship and debit reserve was complex and judgmental due to the significant estimation required by management.

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

Business Combinations – Preliminary Determination of Fair Value of Assets Acquired

As described in Note 1 and Note 19, a significant component of the purchase of LSC included property, plant and equipment. The preliminary valuation of the property, plant and equipment was conducted primarily using the cost approach and the sales comparison approach was used to estimate the underlying land value. The Company makes estimates and assumptions about economic obsolescence allocated to the various property, plant and equipment categories considering the perspective of marketplace participants. The resulting preliminary value of property, plant and equipment was estimated to be approximately $68.0 million as of November 30, 2020.

We identified the property, plant and equipment preliminary valuation, inclusive of the economic obsolescence estimate, as a critical audit matter since the assumptions as described above involve high levels of management judgment and in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions.  In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

The primary procedures we performed to address this critical audit matter included:

•

Obtaining an understanding, evaluating the design and testing the operating effectiveness of internal controls over the measurement of the estimated fair values of the acquired fixed assets, including testing controls over management’s review of the valuation calculation and the underlying assumptions used to develop the estimate.

•	Evaluating the appropriateness of management’s valuation methodologies.
•	Assessing the reasonableness of various inputs of the cost approach and the sales comparison approach.
•	Assessing the reasonableness of any economic obsolescence allocated to the various property, plant and equipment categories.
•	Involving the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained, including economic obsolescence.

/s/ Moss Adams LLP

Los Angeles, California

February 19, 2021

We have served as the Company’s auditor since 1993.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$268,065	$258,390
Restricted cash	52,464	1,117
Short-term investments	6,142	4,825
Accounts receivable, net of allowances of $3,806 and $4,866 at December 31, 2020 and 2019, respectively	320,061	260,322
Inventories	307,062	236,472
Prepaid expenses and other current assets	70,193	48,833
Total current assets	1,023,987	809,959
Property, plant and equipment, net	530,815	469,574
Deferred income tax	57,841	17,516
Goodwill	158,331	141,318
Intangible assets, net	110,591	119,523
Other long-term assets	97,892	81,494
Total assets	$1,979,457	$1,639,384

Liabilities
Current liabilities:
Line of credit	$140,563	$13,342
Accounts payable	168,045	122,148
Accrued liabilities	160,117	100,571
Income tax payable	19,177	16,156
Current portion of long-term debt	21,860	33,105
Total current liabilities	509,762	285,322
Long-term debt, net of current portion	288,179	64,401
Deferred tax liabilities	34,598	16,333
Other long-term liabilities	130,795	120,545
Total liabilities	963,334	486,601

Commitments and contingencies (See Note 17)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 44,276,194 and 51,206,969, issued and outstanding at December 31, 2020 and 2019, respectively	35,692	35,111
Additional paid-in capital	449,598	427,262
Retained earnings	888,046	789,958
Treasury stock, at cost; 9,259,858 and 1,457,206, issued and outstanding at December 31, 2020 and 2019, respectively	(335,910)	(37,768)
Accumulated other comprehensive loss	(73,606)	(108,139)
Total stockholders' equity	963,820	1,106,424
Noncontrolling interest	52,303	46,359
Total equity	1,016,123	1,152,783
Total liabilities and stockholders' equity	$1,979,457	$1,639,384

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2020	2019	2018
Net sales	$1,229,215	$1,249,130	$1,213,989
Cost of goods sold	798,094	783,323	778,713
Gross profit	431,121	465,807	435,276
Operating expenses
Selling, general and administrative	185,067	181,343	176,197
Research and development	94,288	88,517	86,286
Amortization of acquisition-related intangible assets	16,261	18,041	18,351
Loss (gain) on disposal of fixed assets	106	(24,429)	(636)
Other operating expense	1,067	1,727	596
Total operating expenses	296,789	265,199	280,794
Income from operations	134,332	200,608	154,482
Other income (expense)
Interest income	1,066	2,189	1,978
Interest expense	(11,662)	(7,893)	(9,901)
Foreign currency loss, net	(9,814)	(3,737)	(3,701)
Other income	6,419	7,079	7,104
Total other expense	(13,991)	(2,362)	(4,520)
Income before income taxes and noncontrolling interest	120,341	198,246	149,962
Income tax provision	21,112	44,131	44,556
Net income	99,229	154,115	105,406
Less: net income attributable to noncontrolling interest	(1,141)	(865)	(1,385)
Net income attributable to common stockholders	$98,088	$153,250	$104,021

Earnings per share attributable to common stockholders
Basic	$1.92	$3.02	$2.09
Diluted	$1.88	$2.96	$2.04

Number of shares used in computation
Basic	51,004	50,787	49,841
Diluted	52,133	51,860	50,935

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Net income	$99,229	$154,115	$105,406
Unrealized (loss) gain on defined benefit plan, net of tax	(3,723)	(4,142)	3,440
Unrealized (loss) gain on hedge instruments, net of tax	(3,183)	(3,652)	737
Unrealized foreign currency gain (loss), net of tax	41,439	1,501	(22,543)
Comprehensive income	133,762	147,822	87,040
Less: Comprehensive income attributable to noncontrolling interest	(1,141)	(865)	(1,385)
Total comprehensive income attributable to common stockholders	$132,621	$146,957	$85,655

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
(Amounts in thousands)	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2017	50,587	$33,727	(1,457)	$(37,768)	$386,338	$532,687	$(83,480)	$831,504	$42,414	$873,918
Total comprehensive income	-	-	-	-	-	104,021	(18,366)	85,655	1,385	87,040
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	4,902	4,902
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,732)	(2,732)
Common stock issued for share-based plans	1,091	727	-	-	4,134	-	-	4,861	-	4,861
Share-based compensation	-	-	-	-	20,736	-	-	20,736	-	20,736
Tax related to net share settlement	-	-	-	-	(11,293)	-	-	(11,293)	-	(11,293)
Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	153,250	(6,293)	146,957	865	147,822
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	3,343	3,343
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(3,818)	(3,818)
Common stock issued for share-based plans	986	657	-	-	11,244	-	-	11,901	-	11,901
Share-based compensation	-	-	-	-	20,535	-	-	20,535	-	20,535
Tax related to net share settlement	-	-	-	-	(4,432)	-	-	(4,432)	-	(4,432)
Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	98,088	34,533	132,621	1,141	133,762
Acquisition of noncontrolling interest Yea Shin	-	-	-	-	(1,225)	-	-	(1,225)	(4,930)	(6,155)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	11,832	11,832
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	(2,099)	(2,099)
Common stock issued for share-based plans	872	581	-	-	6,249	-	-	6,830	-	6,830
Share-based compensation	-	-	-	-	24,177	-	-	24,177	-	24,177
Deferred compensation plan	-	-	-	-	-	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(8,302)	-	-	(8,302)	-	(8,302)
Stock buyback related to the LSC acquisition	-	-	(7,766)	(296,705)	-	-	-	(296,705)	-	(296,705)
Stock buyback related to deferred compensation plan	-	-	(37)	(1,437)	1,437	-	-	-	-	-
Balance December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$99,229	$154,115	$105,406
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	91,747	91,543	86,291
Amortization of intangible assets	16,260	18,041	18,353
Amortization of debt issuance costs	1,455	521	522
Share-based compensation	25,260	20,535	20,736
Loss (gain) on disposal of property, plant and equipment	119	(24,429)	(636)
Deferred income taxes	(14,456)	9,904	3,674
Other	(949)	(187)	(2,335)
Changes in operating assets:
Accounts receivable	(10,501)	(30,775)	(29,478)
Inventories	(4,560)	(11,325)	(2,154)
Prepaid expenses and other current assets	(9,067)	(6,630)	(11,119)
Changes in operating liabilities:
Accounts payable	7,422	3,513	9,977
Accrued liabilities	(9,198)	7,369	(13,445)
Other liabilities	(2,182)	(2,694)	345
Income taxes payable (refundable)	(3,359)	271	(571)
Net cash and cash equivalents provided by operating activities	187,220	229,772	185,566

Investing Activities
Acquisitions, net of cash acquired	(24,593)	(33,028)	(41)
Purchases of short-term investments	(11,486)	(19,271)	(15,901)
Sales of short-term investments	10,277	21,847	12,576
Purchase of equity securities	(6,131)	-	-
Purchases of property, plant and equipment	(75,813)	(98,505)	(87,507)
Proceeds from sales of property, plant and equipment	232	29,366	429
Other	742	(835)	1,500
Net cash and cash equivalents used by investing activities	(106,772)	(100,426)	(88,944)

Financing Activities
Advances on lines of credit and short-term debt	77,483	9,954	9,151
Repayments on lines of credit and short-term debt	(40,498)	(7,362)	(2,797)
Proceeds from long-term debt	956,363	405,540	465,656
Repayments of long-term debt	(744,237)	(522,860)	(522,473)
Debt issuance costs	(2,477)	(223)	-
Repayments of finance lease obligations	(919)	(1,082)	1,198
Net proceeds from the issuance of common stock	6,830	11,901	4,862
Capital contribution from noncontrolling interest	10	-	6,255
Dividend distribution to noncontrolling interest	(2,112)	(3,818)	(2,694)
Repurchase of common stock	(296,705)	-	-
Taxes related to net share settlement	(8,302)	(4,432)	(11,294)
Other	262	(50)	225
Net cash and cash equivalents used by financing activities	(54,302)	(112,432)	(51,911)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	34,876	760	(8,078)
Increase (decrease) in cash and cash equivalents, including restricted cash	61,022	17,674	36,633
Cash and cash equivalents, beginning of year, including restricted cash	259,507	241,833	205,200
Cash and cash equivalents, end of year, including restricted cash	$320,529	$259,507	$241,833

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$10,219	$7,235	$9,962
Income taxes	$48,040	$37,158	$33,265

Non-cash activities:
Accounts payable balance related to the purchase of property, plant and equipment	$7,297	$10,167	$12,598

The following table provides a reconciliation between cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Twelve Months Ended December 31,
	2020	2019	2018
Current Assets:
Cash and cash equivalents	$268,065	$258,390	$241,053
Restricted cash (included in other current assets)	52,464	1,117	780
Total cash, cash equivalents and restricted cash	$320,529	$259,507	$241,833

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Note 1 – Summary of Operations and Significant Accounting Policies

Nature of operations

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we” or “our” (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality application specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. Diodes serves the consumer electronics, computing, communications, industrial, and automotive markets.

Diodes’ products include diodes, rectifiers, transistors, MOSFETs, GPP bridges, GPP Rectifiers, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Diodes also has timing, connectivity, switching, and signal integrity solutions for high-speed signals.

Diodes’ corporate headquarters and Americas’ sales office are located in Plano, Texas, and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, Zhubei City, Taiwan; Shanghai, Yangzhou, China; Oldham, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in Oldham, Greenock, UK and Shanghai and Wuxi, China and Keelung and Hsinchu, Taiwan.  Diodes has assembly and test facilities located in Shanghai, Jinan, Chengdu and Wuxi, China as well as in Neuhaus, Germany and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, UK; Shanghai, Shenzhen, Wuhan and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

Our product focus is on high-growth end-user equipment markets such as satellite TV set-top boxes, portable DVD players, datacom devices, ADSL modems, power supplies, medical devices (non-life support devices/systems), PCs and notebooks, flat panel displays, digital cameras, mobile handsets, AC-to-DC and DC-to-DC conversion, Wireless 802.11 LAN access points, brushless DC motor fans, serial connectivity, and automotive applications.

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

Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $194.7 million, $163.9 million and $158.8 million in 2020, 2019 and 2018, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $3.8 million at December 31, 2020 and $4.9 million at December 31, 2019.

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

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  Diodes has one operating segment. No goodwill impairment occurred in 2020, 2019, or 2018. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2020, we expect the remaining carrying value of assets to be recoverable.

Business combinations – We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed.

Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed. The Company makes estimates and assumptions about conditions of the assets, other costs not captured in the base costs, and consideration for entrepreneurial profit, depreciation, functional obsolescence, and economic obsolescence allocated to the various property, plant and equipment categories considering the perspective of marketplace participants.

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments.

During the normal course of business the Company pursues acquisitions. See Note 19 for additional information regarding business combinations.

Income taxes – Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2020 and 2019, respectively.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $16.6 million, $13.9 million and $14.8 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively.

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

Treasury stock – Under a program previously authorized by our board of directors we purchased shares of our common stock. This program expired on December 31, 2019, and there currently is no authorized plan to repurchase our shares of common stock. Shares that are reacquired are recorded as treasury stock, at cost, the measurement date of cost being date of purchase, as a reduction to stockholder’ equity.

During the fourth quarter of 2020, as part of the Lite-On Semiconductor acquisition, the Company reacquired 7,765,778 shares of its Common Stock.

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange losses of approximately $9.8 million for the twelve month ended December 31, 2020, and approximately $ 3.7 million for the twelve months periods ended December 31, 2019 and 2018, respectively.

Defined benefit plan – We maintain plans covering certain of our employees in the U.K. The overfunded or underfunded status of pension and postretirement benefit plans are recognized on the balance sheet. Actuarial gains and losses, and prior service costs or credits, are recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.  The expected long-term return on plan assets was determined based on historical and expected future returns of the various asset classes. The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve its expected long-term return and is currently invested in a variety of funds representing most standard equity and debt security classes. Trustees of the plan may make changes at any time.  As part of the LSC acquisition we have assumed the liability associated with a defined benefit plan for certain LSC employees.  The net liability assumed was approximately $4.7 million, as of December 31, 2020.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $73.6 million, $108.1 million and $101.8 million at December 31, 2020, 2019 and 2018, respectively.

As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2020	2019
Unrealized foreign currency losses	$(21,614)	$(63,053)
Unrealized gain on cross currency and interest rate swaps, net of tax	$(3,574)	$(391)
Unrealized loss on defined benefit plan	$(48,418)	$(44,695)

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to the current years’ presentation.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848). ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the second quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In June 2016, the FASB issued ASU No. 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. We adopted ASU No. 2016-13 effective January 1, 2020. The adoption of ASU No. 2016-13 did not have a material impact on our consolidated financial statements and related disclosures.

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

	Twelve Months Ended December 31,
	2020	2019	2018
Earnings (numerator)
Net income (loss) attributable to common stockholders	$98,088	$153,250	$104,021

Shares (denominator)
Weighted average common shares outstanding (basic)	51,004	50,787	49,841
Dilutive effect of stock options and stock awards outstanding	1,129	1,073	1,094
Adjusted weighted average common shares outstanding (diluted)	52,133	51,860	50,935

Earnings (loss) per share attributable to common stockholders
Basic	$1.92	$3.02	$2.09
Diluted	$1.88	$2.96	$2.04

Stock options and stock awards excluded from EPS calculation because their inclusion would be anti-dilutive	137	101	1,103

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

As of December 31, 2020, we had short-term and long-term investments. Long-term investments are included with Other long-term assets on the consolidated balance sheet.  Trading securities held at December 31, 2020, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Long-term investments consist of certain equity securities acquired as part of the LSC acquisition.  Deferred compensation investments consist of the Company’s stock, mutual funds and cash. See Note 13 for additional information related to our deferred compensation program and Note 18 for additional information related to our interest rate swaps and foreign currency hedges.  The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2020, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$6,142	$6,142	$-	$-	$-
Long-term investments	18,295	18,295	-	-	-
Cross-currency swap liability	2,305	-	2,305	-	-
Interest rate swap liability	1,626	-	1,626	-	-
Deferred compensation investments	12,829	691	12,138	-	-

Financial assets and liabilities carried at fair value as of December 31, 2019 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$4,825	$4,825	$-	$-	$-
Interest rate swap assets	51	-	51	-	-
Deferred compensation investments	12,912	2,534	10,378	-	-

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2020 and 2019.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value.  See Note 13 for additional information related to these pension plan investments.

Note 4 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2020	2019
Finished goods	$85,506	$62,900
Work-in-progress	73,466	55,082
Raw materials	148,090	118,490
	$307,062	$236,472

Note 5 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2020	2019
Buildings and leasehold improvements	$267,700	$228,522
Machinery and equipment	942,405	863,771
	1,210,105	1,092,293
Less: Accumulated depreciation and amortization	(791,348)	(706,658)
	418,757	385,635
Construction in-progress	45,060	30,747
Land	66,998	53,192
	$530,815	$469,574

Depreciation and amortization of property, plant and equipment was $91.7 million, $91.5 million and $86.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.  During the fourth quarter of 2019 the Company recorded a $24.3 million gain realized upon selling land.  The land was acquired in a previous period in anticipation of building a new corporate headquarters building.

Note 6 – Intangible Assets

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2020
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$13,040	$(11,409)	$(139)	$1,492
Developed product technology	2-10 years	164,300	(89,027)	(5,891)	69,382
Customer relationships	7-12 years	62,093	(34,597)	(1,688)	25,808
Software license and other	3-4 years	5,743	(5,677)	(63)	3
Total amortized intangible assets		245,176	(140,710)	(7,781)	96,685
Intangible assets with indefinite lives
In process research and development	Indefinite	4,580	-	-	4,580
Trademarks and trade names	Indefinite	10,303	-	(977)	9,326
Total Intangible assets with indefinite lives		14,883	-	(977)	13,906
Total intangible assets		$260,059	$(140,710)	$(8,758)	$110,591

December 31, 2019
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$12,931	$(10,634)	$(254)	$2,043
Developed product technology	2-10 years	159,129	(77,915)	(7,857)	73,357
Customer relationships	7-12 years	62,093	(30,138)	(1,682)	30,273
Software license and other	3-4 years	5,822	(5,765)	(49)	8
Total amortized intangible assets		239,975	(124,452)	(9,842)	105,681
Intangible assets with indefinite lives
In process research and development	Indefinite	4,580	-	-	4,580
Trademarks and trade names	Indefinite	10,303	-	(1,041)	9,262
Total Intangible assets with indefinite lives		14,883	-	(1,041)	13,842
Total intangible assets		$254,858	$(124,452)	$(10,883)	$119,523

Amortization expense related to intangible assets subject to amortization was $16.3 million, $18.0 million and $18.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.   In process research and development is transferred to amortized intangible assets at the time the product becomes viable.

The weighted amortization period for intangible assets subject to amortization is 9.8 years. The schedule below sets future amortization expense of our currently owned intangible assets:

2021	$16,606
2022	15,981
2023	15,716
2024	15,359
2025	14,483
2026 and thereafter	18,540
Total	$96,685

Note 7 – Goodwill

Changes in goodwill for the years ended December 31, were as follows:

Balance at December 31, 2018	$132,437
Acquisitions:
Wafer fabrication in Greenock, Scotland	931
Canyon Investment	1,671
ERIS acquisition of Yea Shin Technology Corporation	4,320
Foreign currency translation adjustment	1,959
Balance at December 31, 2019	141,318
Acquisitions:
Savitech	13,962
Foreign currency translation adjustment	3,051
Balance at December 31, 2020	$158,331

Note 8 – Bank Credit Agreements and Other Short-term and Long-term Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $307.1 million. The increase from 2019 to 2020 reflects $147.6 million short-term facility assumed as part of the LSC acquisition. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2020, was approximately $166.0 million, net of a $140.6 million advanced under our foreign credit lines and $0.5 million credit used for import and export guarantee.

Long-term debt

On May 29, 2020, the Company, Diodes Holding B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into a Second Amended and Restated Credit Agreement (the “Second and Amended Credit Agreement”) that amends and restates that certain Amended and Restated Credit Agreement dated as of October 26, 2016 (as amended, modified and/or supplemented from time to time prior to May 29, 2020, the “Existing Credit Agreement”).  On December 31, 2020, Diodes Holding B.V. merged into Diodes Holdings UK Limited, which following the merger became the Foreign Borrower under the Credit Agreement, and in connection with the merger, the parties to the Second Amended and Restated Credit Agreement entered into a Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement (“Consent and Amendment No. 2”; the Second Amended and Restated Credit Agreement as amended by Consent and Amendment No. 2 is referred to as the “Credit Agreement”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement, the current form of which is set forth in Exhibit A to Consent and Amendment No. 2, which is attached as an exhibit to this report.  The Company analyzed the amendment and restatement of the Existing Credit Agreement pursuant to the guidance in ASC No. 470-50, Debt—Modifications and Extinguishments. The Company determined that certain lenders had changes in cash flows which were substantially different as a result of the amendment and restatement of the Existing Credit Agreement, which resulted in a debt extinguishment of $52.2 million and a loss on extinguishment and third-party fees of $0.7 million being expensed in the nine-month period ended September 30, 2020.

The Second Amended and Restated Credit Agreement rebalanced the Company’s existing senior credit facilities under the Existing Credit Agreement from (x) aggregate credit facilities of $500,000,000, consisting of (A) a $250,000,000 revolving senior credit facility, which included a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and (B) a $250,000,000 term loan to (y) aggregate credit facilities of $670,000,000 consisting of (A) an acquisition draw term commitment of $340,000,000 (the “Acquisition Draw Term Commitment”), (B) an initial term commitment of $180,000,000 (the “Initial Term Commitment” and, together with the Acquisition Draw Term Commitment, the “Term Loan”) and (C) a $150,000,000 revolving senior credit facility (the “Revolver”), which includes a $20,000,000 uncommitted swing line sublimit, a $10,000,000 letter of credit sublimit, and a $40,000,000 alternative currency sublimit.

The Revolver and the Term Loan mature on May 29, 2023 (the “Maturity Date”).  Both the term loan portion and the revolving portion of the Credit Agreement bear an interest rate at LIBOR or similar other indices plus a specified margin. The Company used a portion of the proceeds available under the Revolver and the Term Loan (i) to finance the Company’s acquisition of Lite-On Semiconductor Corporation, which is described more fully elsewhere in this report, (ii) to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Existing Credit Agreement and (iii) for working capital, capital expenditures, and other lawful corporate purposes, including, without limitation, financing permitted acquisitions.

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). These covenants are generally similar to the corresponding covenants in the Existing Credit Agreement, except that certain amounts permitted as exceptions to negative covenants restricting liens, indebtedness, investments, dispositions and restricted payments have been revised, and additional exceptions to certain negative covenants have been added, including increased capacity for certain intercompany Indebtedness and Investment (including existing Lite-On Indebtedness), and the right to enter into certain securitization transactions and receivables facilities, subject to limitations set forth in the Credit Agreement.  Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement. In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), has short-term debt of $12.3 million and long-term debt of $30.0 million on a long-term basis from local Taiwan banks.  The ERIS debt matures in various periods from 2021 through 2033.

Borrowings outstanding as of December 31, 2020 and December 31, 2019, are set forth in the table below:

	December 31,
Description	2020	2019	Interest Rate	Current Amount Maturity
Short-term debt	$140,567	$13,342	Libor plus margin	Various during 2021

Long-term debt
Notes payable to Bank of Taiwan	$4,154	$4,242	Variable, 1.3% base	June 2033
Notes payable to Bank of China Trust Company	3,511	-	Taibor 3 month rate + 0.5%	December 2021
Notes payable to Bank of China Trust Company	16,714	19,212	Taibor 3 month rate + 0.5%	May 2024
Notes payable to E Sun Bank	3,511	-	1-M deposit rate plus 0.08%	December 2022
Notes payable to E Sun Bank	386	-	1-M deposit rate plus 0.08%	June 2027
Notes payable to E Sun Bank	1,721	-	1-M deposit rate plus 0.08%	June 2030
Term loan and revolver	282,250	75,187	Libor plus margin	May 2023
Total long-term debt	312,247	98,641
Less: Current portion of long-term debt	(21,860)	(33,105)
Less: Unamortized debt-issuance costs	(2,208)	(1,135)
Total long-term debt, net of current portion	$288,179	$64,401

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2020:

2021	$21,861
2022	22,333
2023	250,181
2024	13,636
2025	4,236
Total long-term debt	$312,247

Note 9 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The table below sets forth the components of lease expense for the years ended December 31:

	2020	2019
Operating lease expense	$15,111	$14,824
Finance lease expense:
Amortization of assets	836	978
Interest on lease liabilities	14	48
Short-term lease expense	525	336
Variable lease expense	2,940	2,663
Total lease expense	$19,426	$18,849

The table below sets forth supplemental balance sheet information related to leases as of December 31:

	2020	2019
Operating leases:
Operating lease ROU assets	$54,457	$57,427

Current operating lease liabilities	10,663	12,554
Noncurrent operating lease liabilities	27,041	27,545
Total operating lease liabilities	$37,704	$40,099

Finance leases:
Finance lease ROU assets	$2,507	$3,396
Accumulated amortization	(2,298)	(1,924)
Finance lease ROU assets, net	$209	$1,472

Current finance lease liabilities	$149	$903
Non-current finance lease liabilities	24	138
Total finance lease liabilities	$173	$1,041

Weighted average remaining lease term (in years):
Operating leases	7.6	4.4
Finance leases	0.6	1.3

Weighted average discount rate:
Operating leases	4.0%	3.8%
Finance leases	3.1%	3.0%

 The table below sets forth supplemental cash flow and other information related to leases for the twelve months ended December 31:

	2020	2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$15,943	$18,325
Operating cash outflows from finance leases	19	48
Financing cash outflow from finance leases	919	1,082

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	6,339	3,956

The table below sets forth information about lease liability maturities:

	December 31, 2020
	Operating Leases	Finance Leases
2021	$11,842	$151
2022	9,993	12
2023	5,626	10
2024	3,102	2
2025	2,999	-
2026	2,585	-
2027 and thereafter	8,648	-
Total lease payments	44,795	175
Less: imputed interest	(7,091)	(2)
Total lease obligations	37,704	173
Less: current obligations	(10,663)	(149)
Long-term lease obligations	$27,041	$24

Note 10 – Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities and other current liabilities at December 31 were:

	2020	2019
Accrued expenses	$60,322	$30,761
Compensation and payroll taxes	48,748	34,043
Equipment purchases	7,297	10,167
Operating lease	10,663	12,554
Finance lease	149	903
Accrued pricing adjustments	7,891	5,617
Accrued professional services	3,708	3,258
Tax payable - non-income tax related	7,858	2,972
Other	13,481	296
	$160,117	$100,571

Other long-term liabilities at December 31 were:

	2020	2019
Accrued defined benefit plan	$35,316	$28,795
Unrecognized tax benefits	27,965	28,215
Operating lease	27,041	27,545
Finance lease	24	138
Deferred grants and subsidy	11,924	12,774
Deferred compensation	14,833	12,166
Tax contingencies	8,787	8,631
Other	4,905	2,281
	$130,795	$120,545

Note 11 – Stockholders’ Equity

We have never declared or paid cash dividends on our Common Stock. Our U.S. Credit Facility permits us to pay dividends up to $25.0 million per fiscal year to its stockholders so long as we have not defaulted under the U.S. Credit Facility at the time of such dividend and no default would result from declaring or paying such dividend. The payment of dividends is within the discretion of our Board of Directors. See Note 8 for additional information regarding our credit agreements.

During November 2015, the Company’s board of directors authorized a share repurchase plan to repurchase up to an aggregate of $100 million of the Company’s outstanding common stock.  This repurchase plan expired December 31, 2019, and was not renewed.

During 2020, in connection with the LSC acquisition, the Company acquired approximately 7.8 million shares of its stock that was owned by LSC.  These shares are reflected as treasury stock in the consolidated balance sheet.

Note 12 – Income Taxes

The table below sets forth our (loss) income before taxes for the years ended December 31:

Income (loss) before income taxes	2020	2019	2018
U.S.	$45,526	$73,352	$(24,141)
Foreign	74,815	124,894	174,103
Total	$120,341	$198,246	$149,962

The table below sets forth the components of our income tax provision (benefit) for the years ended December 31:

	2020	2019	2018
Current tax provision
Federal	$631	$259	$-
Foreign	17,115	28,829	42,726
State	56	92	24
	17,802	29,180	42,750
Deferred tax provision (benefit)
Federal	6,411	886	2,400
Foreign	(6,210)	11,994	(3,107)
State	65	30	56
	266	12,910	(651)

Liability for unrecognized tax benefits	3,044	2,041	2,457
Total income tax provision	$21,112	$44,131	$44,556

Effective Tax Rate Reconciliation

The table below sets forth a reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31:

	2020		2019		2018
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings*	Amount	earnings*	Amount	earnings*
Federal tax	$25,272	21.0	$41,632	21.0	$31,488	21.0
State income taxes, net of federal tax provision	(378)	(0.3)	1,389	0.7	(375)	(0.3)
Foreign income taxed at different tax rates	81	0.1	(5,786)	(2.9)	(2,844)	(1.9)
U.S. tax impact of foreign operations	(3,031)	(2.5)	(3,340)	(1.7)	4,140	2.8
Foreign withholding taxes	(1,798)	(1.5)	22,685	11.4	10,962	7.3
Research and development	(4,210)	(3.5)	(3,686)	(1.9)	(3,541)	(2.4)
Liability for unrecognized tax benefits	3,044	2.5	2,041	1.0	2,457	1.6
Valuation allowance	2,199	1.8	(10,563)	(5.3)	(379)	(0.3)
Employee stock-based compensation	(660)	(0.5)	(52)	-	(2,154)	(1.4)
U.S. Tax Cuts and Jobs Act	-	-	-	-	2,762	1.8
Other	593	0.5	(189)	(0.1)	2,040	1.4
Income tax provision	$21,112	17.5	$44,131	22.3	$44,556	29.7

*	The sum of the amounts in the table may not equal to the effective tax rate due to rounding.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2020	2019	2018
Balance at January 1,	$35,652	$32,209	$30,581
Additions based on tax positions related to the current year	7,495	9,274	4,667
Additions for prior year tax positions	4,952	39	-
Reductions for prior year tax positions	(5,633)	(5,870)	(3,039)
Balance at December 31,	$42,466	$35,652	$32,209

If the $42.5 million of unrecognized tax benefits as of December 31, 2020, is recognized, approximately $40.3 million would affect the effective tax rate.   It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012 or tax year 2015. We are no longer subject to China income tax examinations by tax authorities for tax years before 2010. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2015. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2020, 2019 and 2018.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31:

	2020	2019
Deferred tax assets
Inventory cost	$15,154	$10,423
Accrued expenses and accounts receivable	5,294	4,420
Foreign tax credits	-	5,848
Research and development tax credits	15,807	16,263
Net operating loss carryforwards	42,734	24,139
Lease obligations	2,982	3,773
Plant, equipment and intangible assets	162	-
Accrued pension	6,386	4,629
Share based compensation and others	8,810	7,805
	97,329	77,300
Valuation allowances	(45,591)	(29,414)
Total deferred tax assets, non-current	51,738	47,886
Deferred tax liabilities
Plant, equipment and intangible assets	-	(13,816)
Right of use assets	(2,936)	(4,008)
Outside basis differences and others	(13,467)	(23,648)
Total deferred tax liabilities, non-current	(16,403)	(41,472)
Net deferred tax assets	$35,335	$6,414

ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The $23.2 million net deferred tax assets presented in the balance sheet as of December 31, 2020, is net of $12.3 million of unrecognized tax benefits.  The $35.3 million and $6.4 million net deferred tax asset presented above for December 31, 2020 and 2019, respectively, is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2020, we had federal and state tax credit and research credit carryforwards of approximately $7 million and $9 million, respectively, which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2032 and the state tax credit carryforwards will begin to expire in 2020. Consistent with prior years, we determined that it is more likely than not that our state research credit carryforwards will expire before they are utilized. During 2019 we determined that it is more likely than not that our federal tax credit carryforwards will be utilized before expiration.  We released the previously recorded valuation allowances as a credit to income tax expense. The valuation allowances recorded against the related deferred tax assets totaled $8 million as of   December 31, 2020 and 2019.

At December 31, 2020, we had state net operating loss (“NOL”) carryforwards of approximately $1 million, and foreign NOL carryforwards of $209 million which are available to offset future taxable income. The state NOL carryforward will begin to expire in 2021.  We determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will begin to expire in 2021. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized.  The valuation allowances recorded against the related deferred tax assets totaled $32 million and $19 million as of December 31, 2020 and 2019, respectively.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. As of December 31, 2020, we had undistributed earnings from non-U.S. operations of approximately $1.6 billion (including approximately $287 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $469 million of this total.  Additional Chinese withholding taxes of approximately $45 million would be required should the $469 million of such earnings be distributed out of China as dividends.

The impact of tax holidays decreased our tax expense by approximately $0.9 million, $3.1 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The benefit of the tax holidays on basic and diluted earnings per share was $0.02, $0.06 and $0.03 for the twelve months ended December 31, 2020, 2019 and 2018, respectively.

Note 13 – Employee Benefit Plans

Defined Benefit Plan

In connection with the Zetex acquisition, we adopted a contributory defined benefit plan that covers certain employees in the U.K. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. We determined the fair value of the defined benefit plan assets and utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist of a diverse range of listed and unlisted securities including corporate bonds and mutual funds and are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.  All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.  In October 2018, a U.K. High Court ruling required pension plans, subject to guaranteed minimum pension rules to amend their pension plan formulas to equalize benefits for men and women to adjust for unequal results previously calculated.  The U.K. High Court ruling went on to require pension plans to make back payments subject to plan rule limitations, with interest applied at one percentage point over the Bank of England base rate.  The guarantee equalization payment was allowed for by increasing the pension liability.  Our portion of the total equalization amount was approximately £0.5 million (or approximately $0.7 million based on GBP: USD exchange rate of 1:1.3).  In connection with the LSC acquisition, we adopted a contributory defined benefit plan.

The table below sets forth net periodic benefit costs of the plan for the twelve months ended December 31:

	Defined Benefit Plan
	2020	2019
Components of net periodic benefit cost:
Service cost	$257	$256
Interest cost	3,035	4,069
Recognized actuarial loss	2,100	1,546
Expected return on plan assets	(7,405)	(7,511)
Prior service cost	56	55
Net periodic benefit cost	$(1,957)	$(1,585)

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2020	2019
Change in benefit obligation:
Beginning balance	$158,680	$141,104
Service cost	257	255
Interest cost	3,027	4,045
Actuarial loss	12,522	11,214
Benefits paid	(4,769)	(4,158)
Currency changes	5,575	6,220
Benefit obligation at December 31	$175,292	$158,680

Change in plan assets:
Beginning balance - fair value	$132,621	$117,162
Employer contribution	2,822	2,629
Actual return on plan assets	12,535	11,791
Benefits paid	(4,769)	(4,158)
Currency changes	4,652	5,197
Fair value of plan assets at December 31	$147,861	$132,621
Underfunded status at December 31	$(27,431)	$(26,059)

Based on an actuarial study performed as of December 31, 2020, the plan was underfunded by approximately $27.4 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $50.3 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2020, the plan’s total recognized loss increased by approximately $5.3 million. The variance between the actual and expected return to plan assets during 2020 decreased the total unrecognized net loss by approximately $5.1 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets.  Therefore, the excess amount will be amortized over the average term to retirement of plan participants, not yet in receipt of pension, which as of December 31, 2020, was approximately 10.5 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2020	2019
Discount rate	1.3%	2.9%
Expected long-term return on plan assets	4.9%	6.4%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2020	2019
Discount rate	1.3%	2.0%

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

Asset category	Expected long-term return	Asset allocation
Growth assets	6.9%	68%
Hedging assets	0.7%	30%
Cash	0.1%	2%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2020:

2021	$4,566
2022	4,945
2023	5,339
2024	5,688
2025	5,759
2026-2030	30,859

The trustees are required to review the funding position every three years.  An actuarial valuation was performed as of March 31, 2019, resulting in a deficit of approximately GBP 26.7 million (approximately $34.7 million based on a GBP: USD exchange rate of 1:1.3). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3 ) to be paid in annual installments with effect from April 1, 2020 to address the deficit revealed by the valuation (with the first payment made by March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million in annual installments effective April 1, 2020 to cover expenses.

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

The following table summarizes the major categories of the plan assets:

	December 31, 2020
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,390	$-	$-	$14,390
Equity securities:
U.K.	-	1,066	-	1,066
Overseas equities	-	25,760	-	25,760
Emerging markets	-	7,607	-	7,607
Fixed income securities:
Government bonds	-	751	-	751
Non-government bonds	-	11,858	-	11,858
Other types of investments
Hedge funds	-	25,676	-	25,676
Property	-	2,693	-	2,693
Liability-driven investments	-	49,167	-	49,167
Commodities	-	8,890	-	8,890
Other	-	3	-	3
Total	$14,390	$133,471	$-	$147,861

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

As of December 31, 2020, the Company has recorded a net liability of $4.7 million related to the LSC defined benefit plan.

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

For the years ended December 31, 2020, 2019 and 2018, total amounts expensed under these plans were approximately $10.2 million, $16.3 million and $17.0 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At December 31, 2020 and December 31, 2019, these investments totaled approximately $12.8  million and $12.9  million, respectively.

Note 14 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31:

	2020	2019	2018
Cost of goods sold	$1,064	$925	$362
Selling, general and administrative expense	21,013	16,687	17,395
Research and development expense	3,183	2,923	2,979
Total share-based compensation expense	$25,260	$20,535	$20,736

The table below sets forth share-based compensation expense by type for the twelve months ended December 31:

	2020	2019	2018
Stock options	$-	$-	$274
Share grants	25,260	20,535	20,462
Total share-based compensation expense	$25,260	$20,535	$20,736

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

Total cash received from option exercises was approximately $6.8 million, $11.9 million and $4.9 million during 2020, 2019 and 2018, respectively.

At December 31, 2020, there was no unrecognized compensation expense related to unvested options.

The table below sets forth a summary of activity in our stock option plan:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,228	22.85
Exercised	(240)	20.28
Outstanding at December 31, 2018	988	23.47		$8,693
Exercised	(524)	22.68		$10,600
Outstanding and Exercisable at December 31, 2019	464	24.37		$14,849
Exercised	(272)	25.11		$8,278
Outstanding and Exercisable at December 31, 2020	192	23.32	1.4	$9,059

The table below sets forth information about stock options outstanding at December 31, 2020:

Plan	Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2001 Plan	18.48 - 19.27	102	1.4	$19.25
2013 Plan	27.92	90	1.4	27.92

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

The table below sets forth a summary of our non-vested share grants in 2020, 2019 and 2018:

Nonvested at December 31, 2017	2,280	22.24
Granted	646	32.06
Vested	(1,213)	21.39
Forfeited	(46)	24.72
Nonvested at December 31, 2018	1,667	26.68
Granted	670	38.15
Vested	(573)	24.90
Forfeited	(67)	30.44
Nonvested at December 31, 2019	1,697	31.71
Granted	573	48.83
Vested	(770)	27.78	$37,620
Forfeited and other	88	38.31
Nonvested at December 31, 2020	1,588	39.30	$111,947

  During 2020, in connection with the retirement of a member of the Company’s board of directors, the Company modified that director’s unvested RSU grants to vest upon his retirement.  The shares subject to the modified grants will be released to that board member as if they were vesting under the original vesting timeline.  In connection with this modification, the Company recorded additional expense of approximately $1.7 million. During 2018, we modified previously granted stock option and stock awards for two corporate officers who retired.  The result of the modification was the acceleration of the vesting of 7,500 stock options and 79,720 stock awards for the corporate officers.  The incremental expense recorded for this modification was approximately $1.8 million, which was expensed in SG&A during 2018

The total unrecognized share-based compensation expense as of December 31, 2020, was approximately $44.8 million, relating to share grants, which was expected to be recognized over a weighted average period of approximately 2.2 years. The aggregate fair value amount of share grants that vested during 2020 was $37.6 million.

Note 15 – Related Party Transactions

We historically conducted business with a related party company, Lite-On Semiconductor Corporation; (“LSC”), and its subsidiaries and affiliates.  LSC was also our largest stockholder, owning approximately 15% of our outstanding Common Stock.  As of November 30, 2020, we acquired LSC and they are no longer a stockholder or related party. We sold products to LSC totaling less than 1% of our net sales for the years ended December 31, 2020, 2019 and 2018, respectively.  Raymond Soong, the former Chairman of the Board of Directors of Diodes, was the Chairman of LSC, and was the Chairman of Lite-On Technology Corporation (“LTC”), which was a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, was also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our current

Chairman of the Board of Directors, President and Chief Executive Officer, is a board member of LTC, and a board member of Nuvoton. We consider our relationships Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with Nuvoton.  We purchase wafers from Nuvoton for use in our production process. We also conduct business with Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”).

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling approximately 2% for the 12 months ended December 31, 2020 and 1% of net sales for each of the twelve month periods ended December 31, 2019 and 2018. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the years ended December 31, 2020, 2019 and 2018 were approximately $14.6 million, $15.3 million and $16.6 million, respectively.   In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2%  joint venture partner in one of our Chengdu assembly and test facilities and our 5% partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang, other than this joint venture.  We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) an FCP manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales and purchases from related parties for the twelve months ended December 31:

	2020	2019	2018
LSC, its subsidiaries and affiliates
Net sales	$518	$912	$1,179
Purchases	$12,062	$13,799	$21,126
Keylink
Net sales	$19,757	$15,543	$12,227
Purchases	$1,538	$2,399	$3,581
Nuvoton
Net sales	$10	$-	$-
Purchases	$8,418	$7,719	$11,152
JCP
Purchases	$1,095	$625	$600

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2020	2019
LSC, its subsidiaries and affiliates
Accounts receivable	N/A	$184
Accounts payable	N/A	$2,154
Keylink
Accounts receivable	$35,365	$31,598
Accounts payable	$31,247	$28,244
Nuvoton
Accounts receivable	$10	$-
Accounts payable	$796	$1,055
JCP
Accounts payable	$357	$173

Note 16 – Segment Information, Revenue and Enterprise-Wide Disclosures

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. No customer accounted for 10% or more or our net sales during the twelve months ended 2020. During the twelve months ended December 31, 2019 and 2018, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for approximately 10.0% or $119.6 million and $120.0 million, respectively, of our net sales.  No customer accounted for 10% or greater of our outstanding accounts receivable at December 31, 2020 or 2019.

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

2020	Asia	North America	Europe	Consolidated
Total sales	$1,399,517	$807,405	$222,227	$2,429,149
Inter-company sales	(565,723)	(531,385)	(102,826)	(1,199,934)
Net sales	$833,794	$276,020	$119,401	$1,229,215

Property, plant and equipment	$421,185	$24,726	$84,904	$530,815
Assets	$1,522,835	$229,610	$227,012	$1,979,457

2019	Asia	North America	Europe	Consolidated
Total sales	$1,234,750	$612,697	$234,092	$2,081,539
Inter-company sales	(418,377)	(320,746)	(93,286)	(832,409)
Net sales	$816,373	$291,951	$140,806	$1,249,130

Property, plant and equipment	$379,075	$23,104	$67,395	$469,574
Assets	$1,207,331	$216,250	$215,803	$1,639,384

2018	Asia	North America	Europe	Consolidated
Total sales	$1,069,068	$179,459	$195,406	$1,443,933
Inter-company sales	(150,421)	(24,322)	(55,201)	(229,944)
Net sales	$918,647	$155,137	$140,205	$1,213,989

Property, plant and equipment	$392,445	$30,507	$23,883	$446,835
Assets	$1,095,037	$240,540	$190,794	$1,526,371

Disaggregation of Revenue. We disaggregate net sales from contracts with customers into direct sales and distribution sales (“Distributors”) and by geographic area. Direct sales customers consist of those customers using our product in their manufacturing process, and Distributors are those customers who resell our products to third parties. We deliver our products to customers around the world for use in consumer electronics, computing, communications, industrial and automotive. Further, most of our contracts are fixed-price arrangements, and are short term in nature, ranging from days to several months.

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2020, 2019 and 2018:

	Net Sales by Type for the Twelve Months Ended December 31,
Net Sales by Region	2020	2019	2018
Asia	$961,376	$942,577	$944,118
Europe	171,985	181,015	138,117
Americas	95,854	125,538	131,754
Total net sales	$1,229,215	$1,249,130	$1,213,989

Net Sales by Type	2020	2019	2018
Direct sales	$419,024	$407,851	$346,997
Distributor sales	810,191	841,279	866,992
Total net sales	$1,229,215	$1,249,130	$1,213,989

Net sales from products shipped to China for the twelve months ended December 31, 2020, 2019 and 2018, was $649.9 million $633.8 million and $662.6 million, respectively.

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

*Separate leases by separate Diodes’ subsidiaries

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $21.9 million at December 31, 2020.   As of December 31, 2020, we also had a commitment to purchase approximately $53.0 million of wafers to be used in our manufacturing process. These wafer purchases will occur from 2021 to 2023

Contingencies - From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business and operating results for the period in which the ruling occurs or future periods.  Based on information available, we evaluate the likelihood of potential outcomes. We record the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.  The Company is not currently a party to any pending litigation that the Company considers material.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At December 31, 2020 and 2019, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  One of our foreign currency forward agreements has a fair value of $1.8 million and is recorded in our Consolidated Balance Sheets.

The tables below set forth outstanding foreign currency forward contracts at December 31, 2020 and 2019:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Strike Rate	Cash Flow Hedge Designation
1,205	December 2020	February 2021	EUR/GPB	0.8948	Non-designated
2,202	December 2020	February 2021	EUR/USD	1.2218	Non-designated
12,879	December 2020	February 2021	GPB/USD	1.3654	Non-designated
213,508	April 2020 - December 2020	January 2021 - May 2021	USD/CNY	6.5806	Non-designated
3,189	December 2020	February 2021	USD/JPY	103.3150	Non-designated
43,180	January 2020 - December 2020	January 2021 - May 2021	USD/TWD	28.1442	Non-designated
$276,163

$1,844	December 2019	February 2020	EUR/GPB	0.8471	Non-designated
3,375	December 2019	February 2020	EUR/USD	1.1230	Non-designated
25,957	December 2019	February 2020	GPB/USD	1.3257	Non-designated
39,340	December 2019	February 2020	USD/CNY	6.9762	Non-designated
763	December 2019	February 2020	USD/JPY	108.7320	Non-designated
33,621	December 2019	February 2020	USD/TWD	29.9880	Non-designated
500	January 2019	January 2020	USD/TWD	30.6350	Non-designated
500	October 2019	February 2020	USD/TWD	30.5710	Non-designated
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

The table below sets forth information related to the number of and the notional amount of our interest rate related derivative instruments at December 31 2020 and December 31, 2019:

	Number of Instruments		Notional Amount
	2020	2019	2020	2019
Interest rate swaps and collars	6	9	$140,000	$200,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019:

	Fair Value
	Other Current Assets		Other Assets		Other Current Liabilities		Other Liabilities
	2020	2019	2020	2019	2020	2019	2020	2019
Interest rate swaps and collars	$-	$194	$-	$36	$1,626	$51	$-	$127

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31 2020, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments					Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income

	December 31,				December 31,				December 31,
	2020	2019	2018		2020	2019	2018		2020	2019	2018
Interest rate swaps and collars	$(1,581)	$(2,997)	$1,790	Interest expense	$(445)	$1,248	$860	N/A	$-	$-	$-
Cross currency swaps	(2,305)	(298)	-	N/A	-	-	-	Interest income	-	688

We estimate that $0.5 million of net derivative losses included in accumulated other comprehensive income (“AOCI”) as of December 31, 2020, will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2020.

	Amount of Gain or (Loss) Recognized in Net Income			Location of Gain or (Loss) Recognized in Net Income
Derivatives Not Designated As Hedging Instruments
	December 31,
	2020	2019	2018
Foreign currency forward contracts	$3,584	$(3,662)	$(8,493)	Foreign currency loss, net

At December 31, 2020 and 2019, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $1.6 million and $0.1 million, respectively.  As of December 31, 2020 and 2019, the Company had not posted any collateral related to these agreements.

Note 19 – Business Acquisitions

LSC Acquisition

On November 30, 2020 the Company closed on the previously announced acquisition of Lite-On Semiconductor (“LSC”), a Taiwan-based supplier of “green” power-related discrete analog semiconductor devices. The Company purchased LSC in order to include LSC’s “green” power-related semiconductor devices that are designed for power saving and low power dissipation to serve the power supply market, and to reacquire the 7,765,778 Diodes shares owned by LSC, which was approximately 15% of Diodes’ outstanding shares prior to the close of such acquisition. The Company recorded the purchase of LSC as a business combination, with Diodes owning 100% of LSC.  LSC has been consolidated into the operations of Diodes. The purchase price per the Share Swap Agreement, was 42.50 TWD per outstanding LSC share. On November 30, 2020, Diodes acquired the 307,371,139 outstanding shares for a total aggregate purchase price of approximately $453.4 million. The acquisition was funded with cash previously drawn from the Second and Amended and Restated Credit Agreement, see Note 8 for additional information.  In connection with the acquisition, the Company incurred acquisition costs of approximately $3.5 million that were recognized in selling, general and administrative expense. There was $16.9 million of revenue and $1.6 million of net income attributable to LSC included within the Company’s statement of operations for the year ended December 31, 2020. The net income generated by LSC was primarily attributable to investments held by LSC and not the continuing operations of the business.

The reacquired shares were treated as a settlement of a pre-existing relationship and as a transaction separate and apart from the business combination along with the settlement of payables and receivables between Diodes and LSC.  There was no gain or loss on the settlement of the payables and receivables between the Company and LSC. The cash attributed to the reacquisition of the Diodes shares is presented within the financing section of the statement of cash flows.

Total consideration paid	$453.4
Less: Settlement of pre-existing relationships
Reacquisition of Diodes stock owned by LSC (1)	(296.8)
Net accounts receivable on LSC books owed by Diodes	(2.6)
Total amount of pre-existing relationship settled	(299.4)
Remaining consideration	$154.0

(1) Value determined based on closing price of Diodes’ stock on the date the acquisition agreement.

The table below sets forth the fair value of the assets acquired and liabilities assumed based on relative fair value at the date of acquisition and the corresponding line item in the Company’s consolidated balance sheet at the date of acquisition. U.S. GAAP permits companies to complete the final determination of the fair values during the measurement period from the acquisition date. The size and breadth of the LSC acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including (i) changes in fair values of property, plant and equipment and inventories, (ii) changes in fair value of certain liabilities assumed and (iii) tax impact associated with any other changes in fair value. Any potential adjustments made could be material in relation to the preliminary values. A final determination of the assets acquired and liabilities assumed has not been completed and the following table is considered preliminary. The Company engaged a third party valuation specialist to assist with the assessment of any intangibles assets acquired as part of the LSC acquisition and it was determined that there were no intangible assets as a result of the LSC acquisition.

Cash and cash equivalents	$131,046
Accounts receivable	44,896
Inventories	55,710
Prepaid expenses and other current assets	11,447
Property, plant and equipment	67,952
Deferred income tax	15,732
Other long-term assets	26,037
Total assets acquired	352,820
Line of credit	88,508
Accounts payable	35,245
Accrued liabilities and other	48,992
Income tax payable	6,264
Deferred tax liabilities	8,941
Other long-term liabilities	10,783
Total liabilities assumed	198,733
Non-controlling interest	54
Net assets acquired	$154,033

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition and consolidation of LSC had occurred on January 1, 2019:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2020	December 31, 2019
Net revenues	$1,421,494	$1,447,001
Net income	$95,908	$140,027
Net income attributable to common stockholders	$96,517	$139,603
Earnings per share - basic	$2.23	$3.24
Earnings per share - diluted	$2.18	$3.17

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited proforma consolidated results for year ended December 31, 2020, include adjustments that result in a reduction to amortization and depreciation of $5.5 million, removal of sales to Diodes on the books of LSC and related cost of goods sold of $12.4 million and $7.9 million, respectively, removal of LSC’s share of Diodes’ profits as a 15% shareholder of $13.1 million, removal of

$2.4 million of transaction costs, additional interest expense of $6.0 million, removal of impairment charges of $6.3 million, removal of operations of On-Bright, and a tax impact of those adjustments of a reduction to tax expense of $18.6 million.

The unaudited proforma consolidated results for year ended December 31, 2019, include adjustments that result in a reduction to amortization and depreciation of $8.8 million, removal of sales to Diodes on the books of LSC and related COGS of $13.7 million and $9.0 million, respectively, removal of LSC’s share of Diodes’ profits as a 15% shareholder of $23.4 million, removal of $1.0 million of transaction costs, additional interest expense of $11.1 million, removal of impairment charges of $0.3 million, removal of the operation of On-Bright, and a tax impact of those adjustments of a reduction to tax expense of $10.7 million. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of LSC and other available information and assumptions believed to be reasonable under the circumstances.  LSC will be conformed to Diodes’ reporting calendar.

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

Property, plant and equipment	$24.4
Inventories	3.6
Prepaid expenses and other	5.2
Goodwill	0.9
Deferred tax liabilities	1.0

Note 20 – Selected Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Net sales	$280,717	$288,669	$309,459	$350,370
Gross profit	95,842	101,492	111,090	122,697
Net income attributable to common shareholders	20,168	21,033	27,152	29,735
Earnings per share attributable to common shareholders
Basic	$0.39	$0.41	$0.52	$0.60
Diluted	$0.38	$0.40	$0.51	$0.59

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Net sales	$302,293	$322,006	$323,674	$301,157
Gross profit	112,411	121,988	122,046	109,362
Net income (loss) attributable to common shareholders	31,716	36,284	38,060	47,190
Earnings (loss) per share attributable to common shareholders
Basic	$0.63	$0.72	$0.75	$0.90
Diluted	$0.62	$0.70	$0.73	$0.90

Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.
NOTE 21 – Subsequent Event

On January 22, 2021, Diodes Hong Kong Limited (the “Borrower”), a company incorporated under the laws of Hong Kong and a subsidiary of Diodes Incorporated (“Diodes Incorporated”), entered into a Facility Agreement (the “Facility Agreement”) with The Hongkong and Shanghai Banking Corporation Limited, as Arranger (the “Arranger”), the financial institutions listed in Schedule 1 thereto, The Hongkong and Shanghai Banking Corporation Limited, as Agent, and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent (the “Security Agent”).  In addition, on January 22, 2021, the Borrower entered into a Hong Kong Debenture (the “Debenture”) with the Security Agent.  In connection with the Facility Agreement and the Debenture, Diodes Incorporated executed a letter of awareness for the benefit of the Hongkong and Shanghai Banking Corporation Limited (the “Letter of Awareness”).  Certain capitalized terms used in the following description of the Facility Agreement have the meanings given to them in the Facility Agreement. Certain capitalized terms used in the following description of the Debenture have the meanings given to them in the Debenture.

Pursuant to the Facility Agreement, the Lenders agreed to make available to the Borrower a US Dollar revolving loan facility in an aggregate amount equal to $100,000,000.  The interest rate on Loans made under the Facility will be the sum of the Margin and LIBOR.  The Margin is equal to 1.25%, in the event the Consolidated Leverage Ratio is less than 1.50:1.  The Margin increases, on a sliding scale, as the Consolidated Leverage Ratio increases up to a maximum of 2.25% if the Consolidated Leverage Ratio is greater than 3.00:1.  The Non-utilisation Fee payable on the undrawn and uncancelled amount of each Lender’s Commitment under the Facility is also dependent upon the Consolidated Leverage Ratio.  The Non-utilisation Fee is 0.15% if the Consolidated Leverage Ratio is less than 1.50:1.  The Non-utilisation Fee increases, on a sliding scale, as the Consolidated Leverage Ratio increases up to a maximum of 0.35% if the Consolidated Leverage Ratio is greater than or equal to 3.00:1.

The Facility matures on January 22, 2023 (the “Final Repayment Date”).  The Availability Period extends from January 22, 2021 through December 22, 2022.  Unutilized Commitments will be cancelled at 5 p.m. on the last day of the Availability Period.  The Borrower will be able to borrow funds under the Facility on a revolving basis during the Availability Period, however, all borrowed amounts must be repaid on or prior to the Final Repayment Date unless the Facility is extended or refinanced.  Neither Diodes Incorporated nor the Borrower can provide any assurances regarding whether the Facility will be extended or refinanced or the terms of any such hypothetical future extension or refinancing.  The Borrower plans to use a portion of the proceeds available under the Facility (i) to refinance certain existing indebtedness of the Borrower and (ii) to finance its working capital requirements and its general corporate purposes.

The Facility Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Leverage Ratio, a minimum Tangible Net Worth, a minimum Interest Cover Ratio, and restrictions on payments of dividends (solely if at the time of, or as a result of, such declaration or payment, an Event of Default is continuing or would occur).  The Facility Agreement is governed by the laws of Hong Kong.

Pursuant to the Debenture, the Borrower granted to the Security Agent, on behalf of itself and the other Secured Parties, a security interest over all present and future Security Assets of the Borrower.  The security interest is continuing security for the payment, discharge and performance of all of the Secured Liabilities, which includes the Borrower’s payment obligations under the Facility Agreement.  The Debenture is governed by the laws of Hong Kong.

Pursuant to the Letter of Awareness, Diodes Incorporated agreed, among other things, to notify the Arranger in the event of any decision being taken to dispose of the whole or any part of Diodes Incorporated’s shareholding in the Borrower.  The Letter of Awareness is interpreted according to Hong Kong law.

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1

3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 12, 2020	4.2

10.1*	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement dated April 1, 2013, between the Company and Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement, dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.6*	Employment agreement dated as of August 29, 2005, between the Company and Mark King	8-K	September 2, 2005	10.2

10.7*	Separation letter between the Company and Mark King, dated January 11, 2018	10‑Q	May 8, 2018	10.1

10.8*	Separation letter between the Company and Ed Tang, dated January 18, 2018	10‑Q	May 8, 2018	10.2

10.9*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.10*	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, as amended and restated December 22, 2008	10-K	February 26, 2009	10.87

10.11*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.12*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective June 1, 2013	10-K	February 27, 2017	10.10

10.13*	Diodes Incorporated 2013 Equity Incentive Plan, as amended and restated on May 3, 2017	S-8	August 17, 2017	99.1

10.14*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.15*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.15.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.15.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

10.16*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.17*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.18*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.19*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.20*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.21*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.22	Joint Venture Agreement dated as of March 18, 1996, between the Company and J.H. Xing	10-K	April 1, 1996	10.17

10.23	Sale and Leasing Agreement dated as of March 30, 2002, between Shanghai Kaihong Electronic Ltd. and Shanghai Ding Hong Electronics Company, Ltd.	10-Q	May 15, 2002	10.46

10.24	Lease Agreement dated as of March 30, 2002, between Shanghai Kaihong Electronic Company, Ltd. and Shanghai Ding Hong Electronic Equipment, Ltd.	10-Q	May 15, 2002	10.47

10.25	Lease Agreement dated as of September 30, 2003, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment, LTD.	10-Q	August 9, 2004	10.52

10.25.1	Supplementary to the Lease Agreement between Shanghai Kaihong Electronic Co. Ltd., and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.26	Amendment to the Sale and Lease Agreement, dated as of September 30, 2004, between Shanghai Ding Hong Electronic Equipment Ltd. and Shanghai Kai Hong Electronic Company, Limited	10-Q	August 9, 2004	10.56

10.27	Lease Agreement dated as of June 28, 2004, between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.27.1	Supplement to Lease Agreement dated January 1, 2007, for Disposal of Waste and Scraps, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.27.2	Supplementary Agreement dated December 31, 2007, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.28	Wafer Purchase Agreement dated January 10, 2006, between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.29	Supplementary to the Lease Agreement dated September 5, 2004, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.30	Supplementary to the Lease Agreement dated June 28, 2004, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.31	Agreement on Application, Construction and Transfer of Power Facilities dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd.	10-Q	May 10, 2006	10.16

10.32	Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.33	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.34	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.35	Factory Building Lease Agreement dated March 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.36	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.37	Distributorship Agreement dated November 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.38	Lease Facility Safety Management Agreement dated December 31, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.39	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2009	10.1

10.40	Consulting Agreement dated January 1, 2009, between the Company and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.41	Power Facility Construction Agreement dated October 29, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.42	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.43	Construction Project Contract effective December 31, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.43.2	Third Floor of the Accommodation Building Lease Agreement dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.44	Second Floor of the Accommodation Building Lease Agreement dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.45	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.46	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.47	Joint Venture Agreement effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.1

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.48	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.2

10.49	Second Amendment to the DSH #2 Building Lease Agreement dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.112

10.50	Power Facility Expansion Construction Contract dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.113

10.51	First Floor of the Accommodation Building Agreement dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.1

10.52	Third Floor of the Dormitory Building Lease Agreement dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.53	Third Supplemental Agreement to the Factory Building Lease Agreement dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	November 9, 2011	10.3

10.54	Supplement Agreement to the Power Facility Construction Application Agreement dated March 21, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	August 9, 2011	10.1

10.55	Plating Process Agreement dated December 31, 2007, among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.56	Construction Design Consulting Agreement dated April 1, 2011, between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 9, 2012	10.1

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.57	Second Supplementary Agreement dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.58	DSH #2 Building Lease Agreement dated as of January 28, 2013, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76

10.59	Supplement Agreement to Lease Agreement dated September 2013, between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.60	Amendment to Dinghong Building Lease Agreements between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.2

10.61	Termination Agreement to Dinghong Male Dorm Building Lease Agreement between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.4

10.62	Termination Agreement to Dinghong Female Dorm Building Lease Agreement between Shanghai Kaihong Electronic Technology Co. Limited and Shanghai Dinghong Electronic Co. Ltd.	10-Q	November 6, 2018	10.5

10.63	Power Account Transfer Agreement between Shanghai Kaihong Technology Company Limited and Shanghai YuanHao Co.	10-Q	November 6, 2018	10.6

10.64	Construction Design Consulting Assignment Agreement Supplemental Agreement, between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 8, 2013	10.1

10.65	Procurement Agreement dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.66	Share Transfer Memorandum of Understanding dated June 18, 2013, among the Company, Chengdu Ya Guang Electronic Engineering Factory and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

10.67	Plating Process Agreement dated February 8, 2013, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 10, 2013	10.1

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.68	Equity Transfer Agreement dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.1

10.69	Equity Transfer Agreement Amendment dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.2

10.70	Fourth Supplemental Agreement to the Factory Building Lease Agreement dated April 23, 2014, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 9, 2014	10.3

10.71	Plating Processing Agreement dated February 28, 2014, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 9, 2014	10.4

10.72	Amended Consulting Agreement dated as of January 1, 2015, between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.73	Chemical Warehouse Lease Agreement dated November 1, 2014, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.74	Chemical Warehouse Lease Agreement dated September 22, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.1

10.75	Amendment to Yuanhao Building Lease Agreements between Shanghai Kaihong Technology Company Limited and Shanghai Yuanhao Electronic Co. Ltd	10-Q	November 6, 2018	10.3

10.76	Fifth Supplemental Facility Lease Agreement dated February 1, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.2

10.77	Property Lease Safety Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

10.78	Property Lease Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.2

10.79	2016 Amendment to Joint Venture Agreement effective as of December 7, 2016, between Diodes (Shanghai) Investment Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	December 13, 2016	99.1

10.80	Diodes Zetex Pension Scheme Recovery Plan dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.78

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.81	Diodes Zetex Pension Scheme Schedule of Contributions dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.79

10.82	Framework Agreement dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-K	February 27, 2017	10.80

10.83	Guarantee dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.5

10.84	Diodes Zetex Pension Scheme Information Protocol dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.85	Legal Charge dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.7

10.86	Credit Agreement dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.87	Amended and Restated Credit Agreement dated October 26, 2016, among the Company, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.87.1	Amendment No. 1 and Limited Waiver dated February 13, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	8-K	February 14, 2017	10.1

10.87.2	Amendment No. 2 dated August 24, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	10-K	February 20, 2018	10.80.2

10.88	Consent to Credit Agreement	10-Q	November 6, 2018	10.1

10.89	Consent and Amendment No. 3 to Amended and Restated Credit Agreement dated December 27, 2018, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 87 above)	10-K	February 21, 2019	10.89

10.90*	Transition agreement between Diodes Incorporated and Richard White	8-K	March 6, 2019	10.1

10.91*	Amended Transition Agreement between Diodes Incorporated and Richard White	8-K/A	April 1, 2019	10.1

10.92	Consent to Credit Agreement	10-Q	May 7, 2019	10.1

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.93	Consent to Credit Agreement	10-Q	August 5, 2019	10.1

10.94	Share Swap Agreement between Diodes Incorporated and Lite-On Semiconductor Corp. dated as of August 8, 2019	8-K	August 9, 2019	2.1

10.95	First Amendment to Second Amended and Restated Credit Agreement dated as of September 21, 2020				X

10.96	Consent Agreement with Respect to Second Amended and Restated Credit Agreement and Foreign Security Agreements dated as of November 2, 2020				X

10.97	Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of November 17, 2020. Portions of this Exhibit have been omitted				X

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

104	Cover Page Interactive Data File, formatted in Inline XBRL				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 19, 2021
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brett R. Whitmire	February 19, 2021
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2021.

/s/ Keh-Shew Lu
KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Whitmire
Brett R. Whitmire
Chief Financial Officer
(Principal Financial Officer)

/s/ Keh-Shew Lu	/s/ Peter M. Menard
KEH-SHEW LU	PETER M. MENARD
Chairman of the Board of Directors	Director

/s/ C.H. Chen	/s/ Michael K. C. Tsai
C.H. CHEN	MICHAEL K.C. TSAI
Director and Vice Chairman	Lead Director

/s/ Warren Chen	/s/ Christina Wen-Chi Sung
WARREN CHEN	CHRISTINA WEN-CHI SUNG
Director	Director

/s/ Michael R. Giordano
MICHAEL R. GIORDANO
Director

