Form 10-Q
period 2021-03-31
DIODES INC /DEL/
filed 2021-05-06
CIK 29002

s4444wNN

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2021 was 44,616,715.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$276,253	$268,065
Restricted cash	54,848	52,464
Short-term investments	8,366	6,142
Accounts receivable, net of allowances of $3,442 and $3,806 at March 31, 2021 and December 31, 2020, respectively	332,209	320,061
Inventories	289,972	307,062
Prepaid expenses and other	88,703	70,193
Total current assets	1,050,351	1,023,987
Property, plant and equipment, net	510,467	530,815
Deferred income tax	51,820	57,841
Goodwill	158,583	158,331
Intangible assets, net	106,570	110,591
Other long-term assets	112,551	97,892
Total assets	$1,990,342	$1,979,457

Liabilities
Current liabilities:
Lines of credit	$67,624	$140,563
Accounts payable	172,172	168,045
Accrued liabilities and other	159,486	160,117
Income tax payable	15,203	19,177
Current portion of long-term debt	18,353	21,860
Total current liabilities	432,838	509,762
Long-term debt, net of current portion	327,007	288,179
Deferred tax liabilities	34,561	34,598
Other long-term liabilities	138,956	130,795
Total liabilities	933,362	963,334

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 44,600,001 and 44,276,194, issued and outstanding at March 31, 2021 and December 31, 2020, respectively	35,908	35,692
Additional paid-in capital	446,697	449,598
Retained earnings	927,498	888,046
Treasury stock at cost, 9,259,858 shares at March 31, 2021 and December 31, 2020	(335,910)	(335,910)
Accumulated other comprehensive loss	(71,624)	(73,606)
Total stockholders' equity	1,002,569	963,820
Noncontrolling interest	54,411	52,303
Total equity	1,056,980	1,016,123
Total liabilities and stockholders' equity	$1,990,342	$1,979,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$413,121	$280,717
Cost of goods sold	274,485	184,875
Gross profit	138,636	95,842

Operating expenses
Selling, general and administrative	58,676	42,215
Research and development	27,659	23,678
Amortization of acquisition related intangible assets	4,023	4,221
Other operating expense (income)	888	(124)
Total operating expense	91,246	69,990

Income from operations	47,390	25,852

Other income (expense)
Interest income	768	273
Interest expense	(2,864)	(1,245)
Foreign currency (loss) gain, net	(1,279)	75
Unrealized gain on investments	3,655	-
Other income	2,317	1
Total other income (expense)	2,597	(896)

Income before income taxes and noncontrolling interest	49,987	24,956
Income tax provision	9,434	4,556
Net income	40,553	20,400
Less net income attributable to noncontrolling interest	(1,101)	(232)
Net income attributable to common stockholders	$39,452	$20,168

Earnings per share attributable to common stockholders:
Basic	$0.89	$0.39
Diluted	$0.87	$0.38
Number of shares used in earnings per share computation:
Basic	44,408	51,335
Diluted	45,243	52,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$40,553	$20,400
Unrealized gain on defined benefit plan, net of tax	1,894	9,719
Unrealized gain (loss) on swaps and collars, net of tax	3,826	(1,438)
Unrealized foreign currency loss, net of tax	(3,738)	(9,614)
Comprehensive income	42,535	19,067
Less: Comprehensive income attributable to noncontrolling interest	(1,101)	(232)
Total comprehensive income attributable to common stockholders	$41,434	$18,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123
Total comprehensive income	-	-	-	-	-	39,452	1,982	41,434	1,101	42,535
Net changes in noncontrolling interests	-	-	-	-	(4)	-	-	(4)	1,007	1,003
Common stock issued for share-based plans	324	216	-	-	538	-	-	754	-	754
Share-based compensation	-	-	-	-	5,858	-	-	5,858	-	5,858
Tax related to net share settlement	-	-	-	-	(9,293)	-	-	(9,293)	-	(9,293)
Balance, March 31, 2021	53,860	$35,908	(9,260)	$(335,910)	$446,697	$927,498	$(71,624)	$1,002,569	$54,411	$1,056,980

Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	20,168	(1,333)	18,835	232	19,067
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	10,777	10,777
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(108)	(108)
Common stock issued for share-based plans	268	178	-	-	(178)	-	-	-	-	-
Share-based compensation	-	-	-	-	4,237	-	-	4,237	-	4,237
Stock buyback related to deferred compensation plan	-	-	(24)	(689)	689	-	-	-
Tax related to net share settlement	-	-	-	-	(4,467)	-	-	(4,467)	-	(4,467)
Balance, March 31, 2020	52,932	$35,289	(1,481)	$(38,457)	$427,543	$810,126	$(109,472)	$1,125,029	$57,260	$1,182,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$40,553	$20,400
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	26,440	22,809
Amortization of intangible assets	4,023	4,221
Share-based compensation expense	6,122	4,693
Deferred income taxes	1,012	17
Investment gain	(3,713)	-
Other	425	741
Changes in operating assets:
Change in accounts receivable	(12,993)	16,139
Change in inventory	6,490	2,550
Change in other operating assets	2,899	(1,022)
Changes in operating liabilities:
Change in accounts payable	11,266	(9,160)
Change in accrued liabilities	(8,310)	(12,105)
Change in income tax payable	(4,100)	3,853
Change in other operating liabilities	(1,918)	539
Net cash flows provided by operating activities	68,196	53,675

Cash flows from investing activities
Acquisitions, net of cash received	-	591
Purchases of property, plant and equipment	(17,179)	(14,208)
Proceeds from maturity of short-term investments	2,085	3,467
Purchases of short-term investments	(4,364)	(1,523)
Purchase of equity securities	-	(6,129)
Other	9,059	244
Net cash and cash equivalents used in investing activities	(10,399)	(17,558)

Cash flows from financing activities
Advances on lines of credit and short-term debt	2,820	3,647
Repayments of lines of credit and short-term debt	(75,696)	(3,498)
Proceeds from long-term debt	215,000	82,331
Repayments of long-term debt	(179,361)	(98,884)
Net proceeds from issuance of common stock	754	-
Repayment of and proceeds from finance lease obligation	(141)	(223)
Taxes paid related to net share settlement	(9,293)	(4,467)
Dividend distribution to noncontrolling interests	-	(108)
Capital contribution from noncontrolling interests	1,003	-
Other	(499)	(195)
Net cash and cash equivalents used in financing activities	(45,413)	(21,397)

Effect of exchange rate changes on cash and cash equivalents	(1,812)	(3,315)
Change in cash and cash equivalents, including restricted cash	10,572	11,405
Cash and cash equivalents, beginning of period, including restricted cash	320,529	259,507
Cash and cash equivalents, end of period, including restricted cash	$331,101	$270,912

Supplemental Cash Flow Information
Interest paid during the period	$2,704	$1,068
Taxes paid during the period	$12,284	$6,091

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$7,960	$8,447

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above.  The Company’s restricted cash primarily consisted of the cash required to be on deposit under our Asia credit facilities to support outstanding loan and import/export guarantees. As of March 31, 2021, restricted cash of $54.8 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit. During April 2021 $50.0 million of the restricted cash was released from all contractual restrictions, as the applicable loans were repaid in full.

	Three Months Ended
	March 31,
	2021	2020
Current assets:
Cash and cash equivalents	$276,253	$269,516
Restricted cash (included in other current assets)	54,848	1,396
Total cash, cash equivalents and restricted cash	$331,101	$270,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Operations and Significant Accounting Policies

Summary of Operations

Diodes Incorporated, together with its subsidiaries (collectively “Diodes”, the “Company,” “we” or “our” (Nasdaq: DIOD), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the consumer electronics, computing, communications, industrial, and automotive markets.

The Company’s products include diodes, rectifiers, transistors, MOSFETs, GPP bridges, GPP rectifiers, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. The Company also has timing, connectivity, switching, and signal integrity solutions for high-speed signals.

The Company’s corporate headquarters and Americas’ sales office are located in Plano, Texas, and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Shanghai, Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company’s wafer fabrication facilities are located in Oldham, Greenock, Scotland and Shanghai and Wuxi, China and Keelung and Hsinchu, Taiwan.  The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu and Wuxi, China as well as in Neuhaus, Germany and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, UK; Shanghai, Shenzhen, Wuhan and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2020 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2021.

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

Dollar amounts and share amounts are presented in thousands, except per share amounts, unless otherwise noted. Certain prior year’s balances may have been reclassified to conform to the current condensed consolidated financial statement presentation. E

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.  During the three months ended March 31, 2021 and 2020, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2021	2020
Earnings (numerator)
Net income attributable to common stockholders	$39,452	$20,168

Shares (denominator)
Weighted average common shares outstanding (basic)	44,408	51,335
Dilutive effect of stock options and stock awards outstanding	835	1,087
Adjusted weighted average common shares outstanding (diluted)	45,243	52,422

Earnings per share attributable to common stockholders
Basic	$0.89	$0.39
Diluted	$0.87	$0.38

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	-	58

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	March 31, 2021	December 31, 2020
Finished goods	$81,973	$85,506
Work-in-progress	78,095	73,466
Raw materials	129,904	148,090
Total	$289,972	$307,062

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2020	$158,331
Foreign currency translation adjustment	252
Balance at March 31, 2021	$158,583

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2021	2020
Intangible assets subject to amortization:
Gross carrying amount	$246,687	$245,176
Accumulated amortization	(144,733)	(140,710)
Foreign currency translation adjustment	(7,799)	(7,781)
Total	94,155	96,685
Intangible assets with indefinite lives:
Gross carrying amount	13,372	14,883
Foreign currency translation adjustment	(957)	(977)
Total	12,415	13,906
Total intangible assets, net	$106,570	$110,591

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2021	2020
Three months ended March 31,	$4,023	$4,221

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2021	2020
Domestic pre-tax income	$7,069	$5,268
Foreign pre-tax income	$42,918	$19,688
Income tax provision	$9,434	$4,556
Effective tax rate	18.9%	18.3%
Impact of tax holidays on tax expense	$(582)	$(1,074)
Earnings per share impact of tax holidays:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

 The increase in the effective tax rate for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, is primarily attributable to a change in pre-tax earnings during the comparable periods.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2010. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2015. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. As of March 31, 2021, the gross amount of unrecognized tax benefits was approximately $43.9 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

For the three months ended March 31, 2021, we recognized stock option expense of approximately $0.02 million.  This stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees.  We acquired a controlling interest in Savitech in 2020.  The remainder of our share-based compensation expense was related to share grants. Approximately $0.8 million of cash proceeds were received from stock option exercises during the three months ended March 31, 2021. The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended
	March 31,
	2021	2020
Cost of goods sold	$275	$273
Selling, general and administrative	5,033	3,711
Research and development	814	709
Total share-based compensation expense	$6,122	$4,693

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

Performance stock units (“PSUs”) are measured based on the fair market value of the underlying stock on the date of grant, and compensation expense is recognized over the three-year performance period, with adjustments made to the expense to recognize the probable payout percentage. PSUs will vest upon the Company achieving a cumulative 3-year non-GAAP operating income target for the applicable periods.

As of March 31, 2021, total unrecognized share-based compensation expense related to share grants was approximately $52.2 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 7 – Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, North America and Europe. No customer accounted for 10% or more of our net sales or outstanding accounts receivable at any point in the periods presented in this Quarterly Report.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

As of and for the
Three Months Ended March 31, 2021	Asia	Americas	Europe	Consolidated
Total sales	$471,069	$246,827	$60,174	$778,070
Intercompany elimination	(178,950)	(160,829)	(25,170)	(364,949)
Net sales	$292,119	$85,998	$35,004	$413,121

Property, plant and equipment, net	$400,149	$24,539	$85,779	$510,467
Total assets	$1,461,428	$240,063	$288,851	$1,990,342

As of and for the
Three Months Ended March 31, 2020	Asia	Americas	Europe	Consolidated
Total sales	$301,863	$168,172	$59,001	$529,036
Intercompany elimination	(116,921)	(104,464)	(26,934)	(248,319)
Net sales	$184,942	$63,708	$32,067	$280,717

Property, plant and equipment, net	$364,624	$24,110	$67,388	$456,122
Total assets	$1,208,572	$197,178	$214,516	$1,620,266

Disaggregation of Net Sales. We disaggregate net sales with customers into direct sales and distribution sales (“Distributors”) and by geographic area. Direct sales customers consist of those customers using our product in their manufacturing process, and Distributors are those customers who resell our products to third parties. We deliver our products to customers around the world for use in consumer electronics, computing, communications, industrial and automotive markets. Further, most of our contracts are fixed-price arrangements, and are short term in nature, ranging from days to several months.

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
Net Sales by Region	2021	2020
Asia	$334,976	$210,805
Europe	48,386	46,931
Americas	29,759	22,981
Total net sales	$413,121	$280,717

Net Sales by Type
Direct sales	$147,722	$99,544
Distributor sales	265,399	181,173
Total net sales	$413,121	$280,717

Net sales from products shipped to China was $222.3 million and $138.9 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $205.5 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of March 31, 2021, was approximately $127.9  million, net of a $67.6  million advanced under our foreign credit lines and $0.5 million credit used for import and export guarantee. In connection with our Asia credit facilities $54.8 million of cash deposits have been restricted in support of a corresponding loan amount. During April 2021 $50.0 million of the restricted cash was released from all contractual restrictions, as the applicable loans were repaid in full.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”) consisting of a term loan with a current balance of $218.0 million and a $150.0 million revolving senior credit facility.  The Company used a portion of the proceeds available under the term commitment and the revolving senior credit facility to finance the Company’s acquisition of Lite-On Semiconductor Corporation. The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.  In addition to the credit facilities described above, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), has short-term debt of $13.3 million and long-term debt of $30.0 million from local Taiwan banks.  The ERIS debt matures in various periods from 2021 through 2033.

Borrowings outstanding as of March 31, 2021 and December 31, 2020, are set forth in the table below:

	March 31,	December 31,		Current Amount
Description	2021	2020	Interest Rate	Maturity
Short-term debt	$67,624	$140,567	Libor plus margin	Various during 2021

Long-term debt
Term loan and revolver	$217,969	$282,250	Libor plus margin	May 2024
Notes payable to Bank of Taiwan	4,067	4,154	Variable, 1.3% base	June 2033
Notes payable to Bank of China Trust Company	3,504	3,511	Taibor 3 month rate + 0.5%	December 2021
Notes payable to Bank of China Trust Company	16,678	16,714	Taibor 3 month rate + 0.5%	May 2024
Notes payable to E Sun Bank	3,504	3,511	1-M deposit rate plus 0.08%	December 2022
Notes payable to E Sun Bank	385	386	1-M deposit rate plus 0.08%	June 2027
Notes payable to E Sun Bank	1,717	1,721	1-M deposit rate plus 0.08%	June 2030
Notes payable to HSBC	100,000	-	Libor plus margin	January 2023
Total long-term debt	347,824	312,247
Less: Current portion of long-term debt	(18,353)	(21,860)
Less: Unamortized debt costs	(2,464)	(2,208)
Total long-term debt, net of current portion	$327,007	$288,179

NOTE 9 – Commitments and Contingencies

Purchase commitments – As of March 31, 2021, we had approximately $58.6 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of March 31, 2021, we also had a commitment to purchase approximately $40.4 million of wafers to be used in our manufacturing process during 2021 and 2022.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of March 31, 2021, the underfunded liability for this defined benefit plan was approximately $25.1 million.  An actuarial valuation was performed as of March 31, 2019, resulting in a deficit of approximately GBP 26.7 million (approximately $37.4 million based on a GBP: USD exchange rate of 1.4:1). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.8 million based on a GBP: USD exchange rate of 1.4:1) to be paid in annual installments with effect from April 1, 2020 to address the deficit revealed by the valuation (with the first payment made by March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million (approximately $0.3 million based on GBP: USD exchange rate oat 1.4:1) in annual installments to cover expenses.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At March 31, 2021 and December 31, 2020, we had $268.2 million and $276.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC No. 815.  We have recorded foreign currency forward agreements with a fair value of $0.2  on million our consolidated balance sheet.

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

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	Other Current Liabilities
	2021	2020
Interest rate swaps and collars	$1,130	$1,626

The tables below set forth the effect of the Company’s derivative financial instruments on our condensed consolidated statements of income for the three months ended March 31, 2021 and 2020:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments
	March 31,			March 31,			March 31,
	2021	2020		2021	2020		2021	2020
Three Months Ended
Interest rate swaps and collars	$(5)	$(1,390)	Interest expense	$(161)	$(71)	N/A	$-	$-
Cross currency swaps	$3,163	$-	N/A	$-	$-	Interest income	$610	$-

We estimate that $0.4 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of March 31, 2021 will be reclassified into expense within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three ended March 31, 2021 or 2020.

	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income
Derivative Instruments Not Designated as Hedging Instruments
	March 31,
	2021	2020
Three Months Ended
Foreign currency forward contracts	$(2,806)	$(2,147)	Foreign currency loss, net

As of March 31, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements.

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended
	March 31,
	2021	2020

Operating lease expense	$4,235	$3,730
Finance lease expense:
Amortization of assets	211	209
Interest on lease liabilities	1	7
Short-term lease expense	245	94
Variable lease expense	1,129	711
Total lease expense	$5,821	$4,751

The table below sets forth supplemental balance sheet information related to leases.  In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	March 31, 2021	December 31, 2020
Operating leases:
Operating lease ROU assets	$63,305	$54,457

Current operating lease liabilities	13,891	10,663
Noncurrent operating lease liabilities	32,722	27,041
Total operating lease liabilities	$46,613	$37,704

Finance leases:
Finance lease ROU assets	$2,545	$2,507
Accumulated amortization	(2,515)	(2,298)
Finance lease ROU assets, net	$30	$209

Current finance lease liabilities	$10	$149
Non-current finance lease liabilities	21	24
Total finance lease liabilities	$31	$173

Weighted average remaining lease term (in years):
Operating leases	6.7	7.6
Finance leases	3.0	0.6

Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	3.7%	3.1%

The table below sets forth supplemental cash flow and other information related to leases:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$5,570	$4,018
Operating cash outflows from finance leases	1	7
Financing cash outflow from finance leases	141	223

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	11,640	127

The table below sets forth information about lease liability maturities:

	March 31, 2021
	Operating Leases	Finance Leases
Remainder of 2020	$11,683	$9
2021	13,921	11
2022	9,015	10
2023	4,226	3
2024	4,042	-
2025	2,659	-
2026 and thereafter	8,536	-
Total lease payments	54,082	33
Less: imputed interest	(7,469)	(2)
Total lease obligations	46,613	31
Less: current obligations	(13,891)	(10)
Long-term lease obligations	$32,722	$21

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At March 31, 2021 and December 31, 2020, these investments totaled approximately $13.2 million and $12.8 million, respectively.

NOTE 13 – Related Parties

We historically conducted business with a related party company, Lite-On Semiconductor Corporation (“LSC”), and its subsidiaries and affiliates.  LSC was also our largest stockholder, owning approximately 15% of our outstanding Common Stock., prior to the close of the acquisition by Diodes.   On November 30, 2020, we acquired LSC and LSC is no longer a stockholder or related party, but instead it is a wholly owned subsidiary of ours. Raymond Soong, the former Chairman of the Board of Diodes, was the Chairman of LSC and was the Chairman of Lite-On Technology Corporation (“LTC”), which was a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Diodes, was also the Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our current Chairman of the Board, President and Chief Executive Officer, is a board member of LTC and a board member of Nuvoton Technology Corporation (“Nuvoton”). We purchase wafers from Nuvoton for use in our production process. We also conduct business with Nuvoton and its subsidiaries and affiliates. We consider our relationship with Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with Nuvoton.

We conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling approximately 1% of our net sales for the three months ended periods ended March 31, 2021 and March 30, 2020.     In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the three months ended March 31, 2021 and, 2020 were approximately $4.3 million and $3.1 million, respectively.   In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and our 5% partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang, other than these joint ventures.  We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) a frequency control product manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended
	March 31,
	2021	2020
LSC
Net sales	$-	$128
Purchases	$-	$2,748
Nuvoton
Purchases	$1,407	$1,644
Keylink
Net sales	$5,566	$3,985
Purchases	$479	$405
JCP
Purchases	$359	$156

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31,	December 31,
	2021	2020
Nuvoton
Accounts receivable	$-	$10
Accounts payable	$793	$796
Keylink
Accounts receivable	$38,049	$35,365
Accounts payable	$33,877	$31,247
JCP
Accounts payable	$408	$357

Note 14 –Acquisitions and Divestitures

Manufacturing Subsidiary Located in China

In March 2021 Diodes entered into an agreement to sell a manufacturing subsidiary in China for total consideration of approximately $18.0 million, which includes a combination of cash and equity. The transaction is expected to close within the next twelve months and is subject to customary closing conditions and working capital adjustments.

Management determined that the disposal group met the held-for-sale criteria and reclassified the carrying value of the disposal group to assets held-for-sale, which is included in prepaid expenses and other in the consolidated balance sheet. The Company recognized no gain or loss on the reclassification of the disposal group to held-for-sale. A final determination of the value of the assets and liabilities divested has not been completed and the table below is considered preliminary. The table below sets forth the major classes of assets and liabilities that have been classified as held-for-sale on the condensed consolidated balance sheet:

Assets
Cash and cash equivalents	$4,172
Accounts receivable	219
Inventories, net	7,982
Property, plant and equipment	8,282
Deferred income tax	4,870
Other long-term assets	540
Assets classified as held for sale	26,065

Liabilities
Accounts payable	6,646
Accrued liabilities and other	1,792
Other long-term liabilities	29
Liabilities classified as held for sale	8,467

Net assets classified as held for sale (included in prepaid expenses and other)	$17,598

LSC Acquisition

On November 30, 2020, the Company closed on its previously announced acquisition of LSC, a Taiwan-based supplier of “green” power-related discrete and analog semiconductor devices. The Company purchased LSC in order to include LSC’s “green” power-related semiconductor devices that are designed for power saving and low power dissipation to serve the power supply market, and to reacquire the 7,765,778 of the Company’s common shares owned by LSC, which was approximately 15% of our outstanding shares prior to the close of such acquisition. The reacquired shares were treated as a settlement of a pre-existing relationship and as a transaction separate and apart from the business combination along with the settlement of payables and receivables between the Company and LSC.  The reacquired shares are included in treasury stock on the Company’s balance sheet. There was no gain or loss on the settlement of the payables and receivables between the Company and LSC.

The Company recorded the purchase of LSC as a business combination, with the Company owning 100% of LSC.  LSC has been consolidated into the operations of the Company. The purchase price per the Share Swap Agreement was 42.50 TWD per outstanding LSC share. On November 30, 2020, the Company acquired the 307,371,139 outstanding shares of LSC for a total aggregate purchase price of approximately $453.4 million and total consideration of $154.0 million after adjustments for the settlement of pre-existing relationships. A portion of the LSC purchase price was funded by borrowings under the Company’s Credit Agreement.

The table below sets forth the fair value of the LSC assets acquired and liabilities assumed based on relative fair value at the date of acquisition and the corresponding line item in the Company’s consolidated balance sheet at the date of acquisition. During the period from January 1, 2021 and March 31, 2021, measurement period adjustments were made to inventories, property, plant and equipment, and accrued liabilities and other.  The adjustments represented a decrease to total assets acquired and a decrease to total liabilities assumed of $0.1 million. U.S. GAAP permits companies to complete the final determination of the fair values during the measurement period following the acquisition date. The size and breadth of the LSC acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including (i) changes in fair values of property, plant and equipment and inventories, (ii) changes in fair value of certain liabilities assumed and (iii) tax impact associated with any other changes in fair value. Any potential adjustments made could be material in relation to the preliminary values. A final determination of the LSC assets acquired and liabilities assumed has not been completed and the table below is considered preliminary. The Company engaged a third party valuation specialist to assist with the assessment of any intangibles assets acquired as part of the LSC acquisition, and it was determined that there were no intangible assets as a result of the LSC acquisition.

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

Savitech Acquisition

On February 5, 2020, the Company entered into an agreement to invest up to approximately $14.2 million to acquire at least 51% of Savitech Corporation (“Savitech”), a fabless semiconductor design company located in Zhubei City, Taiwan.  The Company will make the investment in two tranches.  The first tranche of $5.6 million, which provided the Company with a 33.6% ownership of Savitech, was made on March 4, 2020.  The initial tranche was funded with cash on hand. The second tranche, currently recorded in accrued liabilities and other, as shown in the table below, and currently valued at $8.5 million will increase the Company’s ownership to at least 51% of Savitech. The second tranche will be paid on June 30, 2021, provided Savitech achieves previously agreed-to revenue levels.  If revenue levels are not achieved the Company will pay less than the maximum $8.6 million, but regardless of the amount paid for the second tranche, the Company will still acquire at least 51% of Savitech.

The Company recorded the purchase of Savitech as a business acquisition and now consolidates Savitech into its operations, based on the voting model, with a non-controlling interest related to the interest the Company does not own in Savitech. The Company made its investment in Savitech in order to increase the Company’s integrated circuit business.   Total purchase consideration recorded was $13.9 million. The goodwill will not be tax deductible. The Company also incurred acquisition costs of approximately $0.1 million that were recognized in selling, general and administrative expense. The table below sets forth the fair value of the assets and liabilities recorded in the acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet at the date of acquisition.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 22, 2021.

Overview

We are a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. For detailed information, see Note 1 – Summary of Operations and Significant Accounting Policies, included in the condensed consolidated financial statements in Item 1 above.  Our products are sold primarily throughout Asia, North America and Europe. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, provides us with a meaningful competitive advantage relative to other semiconductor companies.

Factors Relevant to Our Results of Operations for the Three Months Ended March 31, 2021

●

During the first quarter of 2021, net sales were $413.1 million, which included the first full quarter of revenue from the LSC acquisition, an increase of 47.2% from the $280.7 million of net sales in the first quarter of 2020, and an increase of 17.9% from the $350.4 million of net sales in the fourth quarter of 2020.

●

Gross profit was $138.6 million, an increase of 44.7% from the $95.8 million of gross profit in the first quarter of 2020, and an increase of 13.0% from the $122.7 million in the fourth quarter of 2020;

●	Gross profit margin was 33.6%, or 36.3% for Diodes’ only, compared to gross profit margin of 34.1% in the first quarter of 2020, and 35.0% in the fourth quarter of 2020;
●

Net income was $39.5 million, or $0.87 per diluted share, compared to net income of $20.2 million, or $0.38 per diluted share, in the first quarter of 2020, and net income of $29.7 million, or $0.59 per diluted share, in the fourth quarter of 2020; and

●	Cash flow from operations was $68.2 million. Net cash flow was a positive $10.6 million, which includes $17.2 million of capital expenditures and a net reduction in debt of $37.2 million.

Recent Developments

LSC Acquisition

On November 30, 2020, the Company closed the acquisition of Lite-On Semiconductor Corporation (“LSC”), a Taiwan-based supplier of “green” power-related discrete analog semiconductor devices. Since the close of the acquisition the Company has focused on the integration of LSC into its operations.  The Company believes that the integration of LSC is progressing well as we have already begun to realize some of the benefits of manufacturing synergies from improved factory loading with both LSC and Diodes’ products. Our global manufacturing footprint is serving as a key advantage at a time when the broader semiconductor industry is challenged by supply and capacity constraints.

COVID-19

We remain focused on the safety and well-being of our stakeholders and on the service to our customers.  We will continuously review and assess the rapidly-changing COVID-19 pandemic and its impacts on our customers, our suppliers and our business so that we can seek to address those impacts.  We previously temporarily closed a manufacturing facility due to COVID-19 and no assurances can be provided that we will not be required to close or reduce our manufacturing production in the future in response to the COVID-19 pandemic or other events beyond our control.

As of March 31, 2021, our cash, cash equivalents, and short-term investments were $339.5 million, and we had access to additional borrowing capacity of $150.0 million under the revolving portion our Credit Agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Three Months Ended March 31,
	2021	2020
Net sales	100%	100%
Cost of goods sold	(66)	(66)
Gross profit	34	34
Total operating expense	22	25
Income from operations	11	9
Total other expense	1	-
Income before income taxes and noncontrolling interest	12	9
Income tax provision	(2)	(2)
Net income	10	7
Net income attributable to common stockholders	10	7

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2021	2020	Increase/(Decrease)	% Change
Net sales	$413,121	$280,717	$132,404	47.2%
Cost of goods sold	274,485	184,875	89,610	48.5%
Gross profit	138,636	95,842	42,794	44.7%
Total operating expense	91,246	69,990	21,256	30.4%
Interest income	768	273	495	181.3%
Interest expense	(2,864)	(1,245)	1,619	130.0%
Foreign currency loss, net	(1,279)	75	1,354	N/A
Unrealized gain on investments	3,655	-	3,655	N/A
Other income	2,317	1	2,316	N/A
Income tax provision	9,434	4,556	4,878	107.1%

Net sales increased approximately $132.4 million for the three months ended March 31, 2021, compared to the same period last year, setting a record both organically and on a consolidated basis. This increase in net sales was driven by growth in Asia and Europe. The Company also achieved growth in our computing end market, driven by increases in serial-connectivity products, and the automotive market due to strong organic growth in the automotive business.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Industrial	22%	26%
Communications	17%	23%
Consumer	19%	23%
Computing	30%	17%
Automotive	12%	11%

Cost of goods sold increased approximately $89.6 million for the three months ended March 31, 2021, compared to the same period last year, due to the increased net sales during the first quarter of 2021.  As a percent of sales, cost of goods sold was 66.4% for the three months ended March 31, 2021, compared to 65.9% for the same period last year. Average unit cost increased approximately 1.9% for the three months ended March 31, 2021, compared to the same period last year.  For the three months ended March 31, 2021, gross profit increased approximately 44.7% when compared to the same period last year. Gross profit margin for the three month periods ended March 31, 2021 and 2020 was 33.6% and 34.1%, respectively.

Operating expenses for the three months ended March 31, 2021, increased $21.3 million when compared to the three months ended March 31, 2020. Operating expenses as a percentage of net sales was 22.1% and 24.9% for the three months ended March 31, 2021 and 2020, respectively. Selling, general and administrative expenses (“SG&A”) increased approximately $16.5 million, due to higher selling costs and wages and salaries. Research and development expenses (“R&D”) increased approximately $4.0 million due to higher wages and benefits as compared to the same period last year. Amortization of acquisition related intangibles decreased $0.2 million, compared to the same period last year. SG&A, as a percentage of net sales, was 14.2% and 15.0% for the three months ended March 31, 2021 and 2020, respectively. R&D, as a percentage of net sales, was 6.7% and 8.4% for the three months ended March 31, 2021 and 2020, respectively.

Interest income increased 181.3% for the three months ended March 31, 2021, compared to the same period last year, due to increased revenue related to cross currency swaps.  Interest expense increased 130.0% for the three months ended March 31, 2021, compared to the same period last year. The increase in interest expense for the three months ended March 31, 2021 was due to the increased debt related to the LSC acquisition and an increase in interest rates on the floating rate portion of our debt. Unrealized gain on investments increased from 2020 due to investment income from an investment the Company acquired in the LSC acquisition.

We recognized an income tax expense of approximately $9.4 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase in income taxes for 2021 compared to 2020 was primarily attributable to an increase in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $205.5 million. At March 31, 2021, outstanding borrowings were $67.6 million and outstanding letters of credit were $0.5 million under the Asia credit facilities. In connection with our Asia credit facilities, $54.8 million of cash deposits have been restricted in support of a corresponding loan amount.  During April 2021 $50.0 million of the restricted cash was released from all contractual restrictions, as the applicable loans were repaid in full.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”) consisting of a term loan with a current balance of $218.0 million and a $150.0 million revolving senior credit facility. The Credit Agreement matures in May 2023.

In addition to the liquidity provided by the Credit Agreement, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $13.3 million through a short term loan and $30.0 million on a long-term basis from local Taiwan banks.  The ERIS debt matures in periods from 2021 through 2033.

At March 31, 2021 and December 31, 2020, our working capital was $617.5 million and $514.2 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Capital expenditures (including accrued capital expenditures) for the three months ended March 31, 2021 and 2020 were $25.1 million and $12.6 million, respectively.  For the first three months of 2021 capital expenditures were approximately 11.5% of our net sales.  While capital expenditures for the three months ended March 31, 2021, is greater than our capital spending target range of 5% to 9% of net sales, we expect our capital expenditure for the twelve months ending December 31, 2021 to be in our target range.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of March 31, 2021, our foreign subsidiaries held approximately $222.6 million of cash, cash equivalents and investments of which approximately $17.8 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. All of this $17.8 million is held in Germany, China, Korea and Taiwan.

As of March 31, 2021, we had short-term investments totaling $8.4 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash, cash equivalents and restricted cash increased from $326.7 million at December 31, 2020 to $339.5 million at March 31, 2021.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2021	2020
Net cash flows provided by operating activities	$68,196	$53,675
Net cash and cash equivalents used in investing activities	(10,399)	(17,558)
Net cash and cash equivalents used in financing activities	(45,413)	(21,397)
Effect of exchange rate changes on cash and cash equivalents	(1,812)	(3,315)
Net increase in cash and cash equivalents, including restricted cash	$10,572	$11,405

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2021 was $68.2 million.  Net cash flows provided by operating activities for the three months ended March 31, 2021 resulted from net income of $40.6 million, depreciation and amortization of intangible assets of $30.5 million, share-based compensation of $6.1 million and an increase in deferred taxes of $1.0 million.  The increases were partially offset by a decrease in noncash working capital accounts of $6.7 million. Net cash flows provided by operating activities for the three months ended March 31, 2020 was $53.7 million.  Net cash flows provided by operating activities for the three months ended March 31, 2020 resulted from net income of $20.4 million, depreciation and amortization of intangible assets of $27.0 million, share-based compensation of $4.7 million and an increase in noncash working capital accounts of $0.8 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $10.4 million for the three months ended March 31, 2021. Net cash and cash equivalents used in investing activities for the three months ended March 31, 2021 was primarily due to the purchase of property, plant and equipment of $17.2 million, partially offset by net proceeds from the maturity of short-term investments of $2.1 million and other investing cash inflows of $9.1 million for the three months ended March 31, 2021. Net cash and cash equivalents used in investing activities was $17.6 million for the three months ended March 31, 2020. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $14.2 million and the additional investment by the Company’s subsidiary ERIS in Yea-Shin Technology Co., Ltd. (“Yea-Shin”) of $6.1 million, bringing ERIS’ ownership of Yea-Shin to approximately 99.5%. These outflows of cash were partially offset by net proceeds from the maturity of short-term investments of $1.9 million for the three months ended March 31, 2020.

Financing Activities

Net cash and cash equivalents used in financing activities was $45.4 million for the three months ended March 31, 2021. Net cash used in financing activities in the three months ended March 31, 2021 consisted primarily of $37.2 million of net reductions in our debt and taxes paid on net share settlements of $9.3 million.  Net cash and cash equivalents used in financing activities was $21.4 million for the three months ended March 31, 2020. Net cash used in financing activities in the three months ended March 31, 2020 consisted primarily of $16.6 million of net repayments of long-term debt and taxes paid on net share settlement of $4.5 million.

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

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Summary of Operations and Significant Accounting Policies. The application of our critical accounting policies may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Recently Issued Accounting Pronouncements

See Note 1 - Summary of Operations and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, for detailed information regarding the status of recently issued accounting pronouncements, if any.

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

For more detailed discussion of these factors, see the “Risk Factors” discussion in Item 1A of our most recent Annual Report on Form 10-K as filed with the SEC and in Part II, Item 1A of this Quarterly Report The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

The U.K.’s exit from the European Union will continue to have uncertain effects and could adversely impact our business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of March 31, 2021, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 22, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Facility Agreement, dated January 22, 2021, by and among Diodes Hong Kong Limited, The Hongkong and Shanghai Banking Corporation Limited, as Arranger, the financial institutions listed in Schedule 1 thereto, The Hongkong and Shanghai Banking Corporation Limited, as Agent, and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent. Portions of this Exhibit have been omitted.	8-K	January 26, 2021	10.1
10.2	Hong Kong Debenture, dated January 22, 2021, by and between Diodes Hong Kong Limited and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent.	8-K	January 26, 2021	10.2
10.3	Letter, dated January 22, 2021, from Diodes Incorporated to The Hongkong and Shanghai Banking Corporation.	8-K	January 26, 2021	10.3
10.4

Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 4, 2021, by and among Diodes Incorporated, Diodes Holdings UK Limited, certain subsidiaries of Diodes Incorporated identified therein, the Lenders identified therein, and Bank of America, N.A.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIODES INCORPORATED
(Registrant)

May 6, 2021	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)