Form 10-Q
period 2021-06-30
DIODES INC /DEL/
filed 2021-08-05
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s Common Stock outstanding as of August 2, 2021 was 44,963,486

.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$292,650	$268,065
Restricted cash	2,268	52,464
Short-term investments	7,386	6,142
Accounts receivable, net of allowances of $3,822 and $3,806 at June 30, 2021 and December 31, 2020, respectively	339,142	320,061
Inventories	304,128	307,062
Prepaid expenses and other	96,904	70,193
Total current assets	1,042,478	1,023,987
Property, plant and equipment, net	522,182	530,815
Deferred income tax	52,249	57,841
Goodwill	159,584	158,331
Intangible assets, net	102,677	110,591
Other long-term assets	113,799	97,892
Total assets	$1,992,969	$1,979,457

Liabilities
Current liabilities:
Lines of credit	$60,239	$140,563
Accounts payable	181,919	168,045
Accrued liabilities and other	182,385	160,117
Income tax payable	17,316	19,177
Current portion of long-term debt	18,346	21,860
Total current liabilities	460,205	509,762
Long-term debt, net of current portion	222,712	288,179
Deferred tax liabilities	34,761	34,598
Other long-term liabilities	132,294	130,795
Total liabilities	849,972	963,334

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 44,730,897 and 44,276,194, issued and outstanding at June 30, 2021 and December 31, 2020, respectively	35,998	35,692
Additional paid-in capital	455,683	449,598
Retained earnings	982,872	888,046
Treasury stock at cost, 9,262,833 shares at June 30, 2021 and 9,259,858 shares at December 31, 2020	(336,128)	(335,910)
Accumulated other comprehensive loss	(55,841)	(73,606)
Total stockholders' equity	1,082,584	963,820
Noncontrolling interest	60,413	52,303
Total equity	1,142,997	1,016,123
Total liabilities and stockholders' equity	$1,992,969	$1,979,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$440,448	$288,669	$853,569	$569,386
Cost of goods sold	280,646	187,177	555,131	372,052
Gross profit	159,802	101,492	298,438	197,334

Operating expenses
Selling, general and administrative	60,280	45,372	118,956	87,587
Research and development	29,987	21,322	57,646	45,000
Amortization of acquisition related intangible assets	4,060	4,021	8,083	8,242
Other operating expense (income)	118	(92)	1,006	(216)
Total operating expense	94,445	70,623	185,691	140,613

Income from operations	65,357	30,869	112,747	56,721

Other income (expense)
Interest income	818	168	1,586	441
Interest expense	(2,017)	(2,653)	(4,881)	(3,898)
Foreign currency (loss) gain, net	(510)	(3,600)	(1,789)	(3,525)
Unrealized gain on investments	5,261	-	8,916	-
Other income	1,837	1,274	4,154	1,275
Total other income (expense)	5,389	(4,811)	7,986	(5,707)

Income before income taxes and noncontrolling interest	70,746	26,058	120,733	51,014
Income tax provision	12,120	4,670	21,554	9,226
Net income	58,626	21,388	99,179	41,788
Less net income attributable to noncontrolling interest	(3,252)	(355)	(4,353)	(587)
Net income attributable to common stockholders	$55,374	$21,033	$94,826	$41,201

Earnings per share attributable to common stockholders:
Basic	$1.24	$0.41	$2.13	$0.80
Diluted	$1.22	$0.40	$2.09	$0.78
Number of shares used in earnings per share computation:
Basic	44,667	51,527	44,538	51,431
Diluted	45,380	52,569	45,327	52,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$58,626	$21,388	$99,179	$41,788
Unrealized gain (loss) on defined benefit plan, net of tax	4,961	(16,570)	6,855	(6,851)
Unrealized (loss) gain on swaps and collars, net of tax	(2,027)	817	1,799	(621)
Unrealized foreign currency gain (loss), net of tax	12,849	6,733	9,111	(2,881)
Comprehensive income	74,409	12,368	116,944	31,435
Less: Comprehensive income attributable to noncontrolling interest	(3,252)	(355)	(4,353)	(587)
Total comprehensive income attributable to common stockholders	$71,157	$12,013	$112,591	$30,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2021	53,860	$35,908	(9,260)	$(335,910)	$446,697	$927,498	$(71,624)	$1,002,569	$54,411	$1,056,980
Total comprehensive income	-	-	-	-	-	55,374	15,783	71,157	3,252	74,409
Net changes in noncontrolling interests	-	-	-	-	(18)	-		(18)	3,000	2,982
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	(250)	(250)
Common stock issued for share-based plans	-	-	-	-	1,259	-	-	1,259	-	1,259
Share-based compensation	134	90	-	-	8,280	-	-	8,370	-	8,370
Deferred compensation plan	-	-	(3)	(218)	218	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(753)	-	-	(753)	-	(753)
Balance, June 30, 2021	53,994	$35,998	(9,263)	$(336,128)	$455,683	$982,872	$(55,841)	$1,082,584	$60,413	$1,142,997

Balance, December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123
Total comprehensive income	-	-	-	-	-	94,826	17,765	112,591	4,353	116,944
Net changes in noncontrolling interests	-	-	-	-	(22)	-	-	(22)	4,007	3,985
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(250)	(250)
Common stock issued for share-based plans	458	306	-	-	1,797	-	-	2,103	-	2,103
Share-based compensation	-	-	-	-	14,138	-	-	14,138	-	14,138
Deferred compensation plan	-	-	(3)	(218)	218	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(10,046)	-	-	(10,046)	-	(10,046)
Balance, June 30, 2021	53,994	$35,998	(9,263)	$(336,128)	$455,683	$982,872	$(55,841)	$1,082,584	$60,413	$1,142,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES (CONT.)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity

Balance, March 31, 2020	52,932	$35,289	(1,481)	$(38,457)	$427,543	$810,126	$(109,472)	$1,125,029	$57,260	$1,182,289
Total comprehensive income	-	-	-	-	-	21,033	(9,020)	12,013	355	12,368
Acquisition of noncontrolling interests	-	-	-	-	(1,225)	-	-	(1,225)	(4,928)	(6,153)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	999	999
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	(1,444)	(1,444)
Common stock issued for share-based plans	150	100	-	-	965	-	-	1,065	-	1,065
Share-based compensation	-	-	-	-	7,441	-	-	7,441	-	7,441
Deferred compensation plan	-	-	(2)	(203)	203	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(938)	-	-	(938)	-	(938)
Balance, June 30, 2020	53,082	$35,389	(1,483)	$(38,660)	$433,989	$831,159	$(118,492)	$1,143,385	$52,242	$1,195,627

Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	41,201	(10,353)	30,848	587	31,435
Acquisition of noncontrolling interests	-	-	-	-	(1,225)	-	-	(1,225)	(4,928)	(6,153)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	11,776	11,776
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	(1,552)	(1,552)
Common stock issued for share-based plans	418	278	-	-	787	-	-	1,065	-	1,065
Share-based compensation	-	-	-	-	11,678	-	-	11,678	-	11,678
Deferred compensation plan	-	-	(26)	(892)	892	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(5,405)	-	-	(5,405)	-	(5,405)
Balance, June 30, 2020	53,082	$35,389	(1,483)	$(38,660)	$433,989	$831,159	$(118,492)	$1,143,385	$52,242	$1,195,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$99,179	$41,788
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	53,105	45,685
Amortization of intangible assets	8,083	8,242
Share-based compensation expense	14,764	12,394
Deferred income taxes	1,194	(2,317)
Investment gain	(9,075)	-
Other	287	1,084
Changes in operating assets:
Change in accounts receivable	(17,060)	(7,573)
Change in inventory	(2,451)	(19,770)
Change in other operating assets	(5,597)	7,422
Changes in operating liabilities:
Change in accounts payable	19,456	16,767
Change in accrued liabilities	4,706	(6,429)
Change in income tax payable	(2,332)	(10,159)
Change in other operating liabilities	(2,195)	(400)
Net cash flows provided by operating activities	162,064	86,734

Cash flows from investing activities
Acquisitions, net of cash received	-	591
Purchases of property, plant and equipment	(45,037)	(30,728)
Proceeds from sale of property, plant and equipment	3,042	174
Proceeds from maturity of short-term investments	4,020	6,186
Purchases of short-term investments	(5,160)	(5,051)
Additional acquisition of noncontrolling interests	(71)	(6,130)
Other	6,532	910
Net cash and cash equivalents used in investing activities	(36,674)	(34,048)

Cash flows from financing activities
Advances on lines of credit and short-term debt	6,404	53,647
Repayments of lines of credit and short-term debt	(88,307)	(3,498)
Proceeds from long-term debt	315,006	589,331
Repayments of long-term debt	(384,554)	(390,334)
Net proceeds from issuance of common stock	2,103	1,066
Repayment of and proceeds from finance lease obligation	(151)	(445)
Taxes paid related to net share settlement	(10,046)	(5,405)
Dividend distribution to noncontrolling interests	(250)	(108)
Capital contribution from noncontrolling interests	4,003	-
Other	(500)	(2,470)
Net cash and cash equivalents (used in) provided by financing activities	(156,292)	241,784

Effect of exchange rate changes on cash and cash equivalents	5,291	644
Change in cash and cash equivalents, including restricted cash	(25,611)	295,114
Cash and cash equivalents, beginning of period, including restricted cash	320,529	259,507
Cash and cash equivalents, end of period, including restricted cash	$294,918	$554,621

Supplemental Cash Flow Information
Interest paid during the period	$4,545	$1,746
Taxes paid during the period	$23,904	$21,743

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$16,081	$7,569
Dividend payable to noncontrolling interest	$-	$1,454

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above.  The Company’s restricted cash primarily consisted of the cash required to be on deposit under our Asia credit facilities to support outstanding loan and import/export guarantees. As of June 30, 2021, restricted cash of $2.3 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

	Six Months Ended
	June 30,
	2021	2020
Current assets:
Cash and cash equivalents	$292,650	$503,206
Restricted cash (included in other current assets)	2,268	51,415
Total cash, cash equivalents and restricted cash	$294,918	$554,621

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

The Company’s corporate headquarters and Americas’ sales office are located in Plano, Texas, and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Shanghai, Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company’s wafer fabrication facilities are located in Oldham, England, Greenock, Scotland and Shanghai and Wuxi, China and Keelung and Hsinchu, Taiwan.  The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu and Wuxi, China as well as in Neuhaus, Germany and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, England; Shanghai, Shenzhen, Wuhan and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2020 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2021.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.  During the three and six months ended June 30, 2021 and 2020, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings (numerator)
Net income attributable to common stockholders	$55,374	$21,033	$94,826	$41,201

Shares (denominator)
Weighted average common shares outstanding (basic)	44,667	51,527	44,538	51,431
Dilutive effect of stock options and stock awards outstanding	713	1,042	789	1,086
Adjusted weighted average common shares outstanding (diluted)	45,380	52,569	45,327	52,517

Earnings per share attributable to common stockholders
Basic	$1.24	$0.41	$2.13	$0.80
Diluted	$1.22	$0.40	$2.09	$0.78

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	6	8	3	3

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	June 30, 2021	December 31, 2020
Finished goods	$81,106	$85,506
Work-in-progress	84,951	73,466
Raw materials	138,071	148,090
Total	$304,128	$307,062

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2020	$158,331
Foreign currency translation adjustment	1,253
Balance at June 30, 2021	$159,584

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2021	2020
Intangible assets subject to amortization:
Gross carrying amount	$246,687	$245,176
Accumulated amortization	(148,793)	(140,710)
Foreign currency translation adjustment	(7,636)	(7,781)
Total	90,258	96,685
Intangible assets with indefinite lives:
Gross carrying amount	13,372	14,883
Foreign currency translation adjustment	(953)	(977)
Total	12,419	13,906
Total intangible assets, net	$102,677	$110,591

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2021	2020
Three months ended June 30,	$4,060	$4,021
Six months ended June 30,	$8,083	$8,242

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Domestic pre-tax income	$18,577	$7,707	$25,645	$12,975
Foreign pre-tax income	$52,169	$18,351	$95,088	$38,039
Income tax provision	$12,120	$4,670	$21,554	$9,226
Effective tax rate	17.1%	17.9%	17.9%	18.1%
Impact of tax holidays on tax expense	$(679)	$(241)	$(1,261)	$(1,315)
Earnings per share impact of tax holidays:
Basic	$0.02	$0.01	$0.03	$0.03
Diluted	$0.02	$0.01	$0.03	$0.03

The decrease in the effective tax rate for the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020, is primarily attributable to the change in pre-tax earnings during the comparable periods.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2010. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2015. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. As of June 30, 2021, the gross amount of unrecognized tax benefits was approximately $45.9 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

For the three and six months ended June 30, 2021, we recognized stock option expense of approximately $0.02 million and $0.04 million, respectively.  This stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees.  We acquired a controlling interest in Savitech in 2020.  The remainder of our share-based compensation expense was related to share grants. Approximately $2.1 million of cash proceeds were received from stock option exercises during the six months ended June 30, 2021. The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold	$282	$257	$557	$530
Selling, general and administrative	7,627	6,715	12,659	10,426
Research and development	734	729	1,548	1,438
Total share-based compensation expense	$8,643	$7,701	$14,764	$12,394

Share Grants – Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. All new grants are granted under the Company’s 2013 Equity Incentive Plan.  Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant, and compensation expense is recognized on a straight-line basis over the requisite four-year service period.

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

As of June 30, 2021, total unrecognized share-based compensation expense related to share grants was approximately $53.9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

Three Months Ended June 30, 2021	Asia	Americas	Europe	Consolidated
Total sales	$483,083	$261,725	$67,598	$812,406
Intercompany elimination	(176,404)	(167,318)	(28,236)	(371,958)
Net sales	$306,679	$94,407	$39,362	$440,448

Three Months Ended June 30, 2020	Asia	Americas	Europe	Consolidated
Total sales	$323,439	$190,543	$53,785	$567,767
Intercompany elimination	(133,552)	(121,545)	(24,001)	(279,098)
Net sales	$189,887	$68,998	$29,784	$288,669

As of and for the
Six Months Ended June 30, 2021	Asia	Americas	Europe	Consolidated
Total sales	$954,152	$508,552	$127,772	$1,590,476
Intercompany elimination	(355,354)	(328,147)	(53,406)	(736,907)
Net sales	$598,798	$180,405	$74,366	$853,569

Property, plant and equipment, net	$412,421	$25,044	$84,717	$522,182
Total assets	$1,423,099	$350,339	$219,531	$1,992,969

As of and for the
Six Months Ended June 30, 2020	Asia	Americas	Europe	Consolidated
Total sales	$625,302	$358,715	$112,786	$1,096,803
Intercompany elimination	(250,473)	(226,009)	(50,935)	(527,417)
Net sales	$374,829	$132,706	$61,851	$569,386

Property, plant and equipment, net	$355,704	$24,435	$70,476	$450,615
Total assets	$1,494,605	$230,888	$211,670	$1,937,163

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor):

	Three Months Ended
	June 30,
Net Sales by Region	2021	2020
Asia	$353,312	$223,056
Europe	54,056	43,145
Americas	33,080	22,468
Total net sales	$440,448	$288,669

Net Sales by Type
Direct sales	$151,048	$92,671
Distributor sales	289,400	195,998
Total net sales	$440,448	$288,669

	Six Months Ended
	June 30,
Net Sales by Region	2021	2020
Asia	$687,937	$433,861
Europe	102,442	90,076
Americas	63,190	45,449
Total net sales	$853,569	$569,386

Net Sales by Type
Direct sales	$298,939	$280,581
Distributor sales	554,630	288,805
Total net sales	$853,569	$569,386

Net sales from products shipped to China was $229.3 million and $152.4 million for the three months ended June 30, 2021 and 2020, respectively and $451.7 million and $291.3 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $173.1 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants.  These credit facilities bear interest at LIBOR or similar indices plus a specified margin.  Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2021, was approximately $111.8  million, net of a $60.2  million advanced under our foreign credit lines and $1.1 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”) consisting of a term loan with a current balance of $114.7 million and a $150.0 million revolving senior credit facility, of which nothing was drawn as of June 30, 2021.  The Company used a portion of the proceeds available under the term commitment and the revolving senior credit facility to finance the Company’s acquisition of Lite-On Semiconductor Corporation. The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.  In addition to the credit facilities described above, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), has short-term debt of $17.2 million and long-term debt of $28.6 million from local Taiwan banks.  The ERIS debt matures in various periods from 2021 through 2033.

Borrowings outstanding as of June 30, 2021 and December 31, 2020, are set forth in the table below:

	June 30,	December 31,		Current Amount
Description	2021	2020	Interest Rate	Maturity
Short-term debt	$60,239	$140,567	Libor plus margin	Various during 2021 -2022

Long-term debt
Term loan and revolver	$114,687	$282,250	Libor plus margin	May 2024
Notes payable to Bank of Taiwan	2,574	4,154	Variable, 1.3% base	June 2033
Notes payable to Bank of China Trust Company	3,586	3,511	Taibor 3 month rate + 0.5%	December 2021
Notes payable to Bank of China Trust Company	16,727	16,714	Taibor 3 month rate + 0.5%	May 2024
Notes payable to E Sun Bank	3,586	3,511	1-M deposit rate plus 0.08%	December 2022
Notes payable to E Sun Bank	394	386	1-M deposit rate plus 0.08%	June 2027
Notes payable to E Sun Bank	1,757	1,721	1-M deposit rate plus 0.08%	June 2030
Notes payable to HSBC	100,000	-	Libor plus margin	January 2023
Total long-term debt	243,311	312,247
Less: Current portion of long-term debt	(18,346)	(21,860)
Less: Unamortized debt costs	(2,253)	(2,208)
Total long-term debt, net of current portion	$222,712	$288,179

NOTE 9 – Commitments and Contingencies

Purchase commitments – As of June 30, 2021, we had approximately $66.8 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of June 30, 2021, we also had a commitment to purchase approximately $28.7 million of wafers to be used in our manufacturing process during 2021 and 2022.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of June 30, 2021, the underfunded liability for this defined benefit plan was approximately $19.9 million.  An actuarial valuation was performed as of March 31, 2019, resulting in a deficit of approximately GBP 26.7 million (approximately $37.4 million based on a GBP: USD exchange rate of 1.4:1). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.8 million based on a GBP: USD exchange rate of 1.4:1) to be paid in annual installments with effect from April 1, 2020 to address the deficit revealed by the valuation (with the first payment made by March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million (approximately $0.3 million based on GBP: USD exchange rate oat 1.4:1) in annual installments to cover expenses.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At June 30, 2021 and December 31, 2020, we had $215.6 million and $276.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC No. 815.  We have recorded foreign currency forward agreements with a fair value of less than $3.0 thousand on our consolidated balance sheet.

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

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	Other Current Liabilities		Other Liabilities
	2021	2020	2021	2020
Interest rate swaps and collars	$624	$2,008	$-	$610

The tables below set forth the effect of the Company’s derivative financial instruments on our condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments Designated as Hedging Instruments
	June 30,			June 30,			June 30,
	2021	2020		2021	2020		2021	2020
Three Months Ended
Interest rate swaps and collars	$(6)	$(180)	Interest expense	$(166)	$(2)	Interest expense	$-	$-
Cross currency swaps	$(2,186)	$-	N/A	$-	$-	Interest income	$616	$-
Six Months Ended
Interest rate swaps and collars	$(11)	$(1,571)	Interest expense	$(327)	$(73)	N/A	-	-
Cross currency swaps	$976	$-	N/A	-	-	Interest income	$1,226	$-

We estimate that $0.2 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of June 30, 2021 will be reclassified into expense within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three and six months ended June 30, 2021 or 2020.

	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income
Derivative Instruments Not Designated as Hedging Instruments

	June 30,
	2021	2020
Three Months Ended
Foreign currency forward contracts	$4,599	$(391)	Foreign currency loss, net
Six Months Ended
Foreign currency forward contracts	$1,793	$(2,538)	Foreign currency loss, net

As of June 30, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements.

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment.  These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating lease expense	$4,149	$3,669	$8,384	$7,399
Finance lease expense:
Amortization of assets	2	209	213	418
Interest on lease liabilities	-	6	1	13
Short-term lease expense	246	122	491	216
Variable lease expense	1,161	738	2,290	1,449
Total lease expense	$5,558	$4,744	$11,379	$9,495

The table below sets forth supplemental balance sheet information related to leases.  In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	June 30, 2021	December 31, 2020
Operating leases:
Operating lease ROU assets	$60,587	$54,457

Current operating lease liabilities	13,787	10,663
Noncurrent operating lease liabilities	30,423	27,041
Total operating lease liabilities	$44,210	$37,704

Finance leases:
Finance lease ROU assets	$2,549	$2,507
Accumulated amortization	(2,518)	(2,298)
Finance lease ROU assets, net	$31	$209

Current finance lease liabilities	$12	$149
Non-current finance lease liabilities	21	24
Total finance lease liabilities	$33	$173

Weighted average remaining lease term (in years):
Operating leases	6.8	7.6
Finance leases	2.8	0.6

Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	3.7%	3.1%

The table below sets forth supplemental cash flow and other information related to leases:

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$10,973	$9,753
Operating cash outflows from finance leases	1	13
Financing cash outflow from finance leases	151	445

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	12,265	532

The table below sets forth information about lease liability maturities:

	June 30, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$7,791	$6
2022	14,253	13
2023	9,242	11
2024	4,359	5
2025	4,173	-
2026	2,742	-
2027 and thereafter	8,830	-
Total lease payments	51,390	35
Less: imputed interest	(7,180)	(2)
Total lease obligations	44,210	33
Less: current obligations	(13,787)	(12)
Long-term lease obligations	$30,423	$21

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At June 30, 2021 and December 31, 2020, these investments totaled approximately $14.1 million and $12.8 million, respectively.

NOTE 13 – Related Parties

We historically conducted business with a related party company, Lite-On Semiconductor Corporation (“LSC”), and its subsidiaries and affiliates.  LSC was also our largest stockholder, owning approximately 15% of our outstanding Common Stock., prior to the close of the acquisition of LSC by Diodes.   On November 30, 2020, we acquired LSC and LSC is no longer a stockholder or related party, but instead it is a wholly owned subsidiary of ours. Raymond Soong, the former Chairman of the Board of Diodes, was the Chairman of LSC and was the Chairman of Lite-On Technology Corporation (“LTC”), which was a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Diodes, was also the Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our current Chairman of the Board, President and Chief Executive Officer, is a board member of LTC and a board member of Nuvoton Technology Corporation (“Nuvoton”). We purchase wafers from Nuvoton for use in our production process. We also conduct business with Nuvoton and its subsidiaries and affiliates. We consider our relationship with Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with Nuvoton.

We conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling approximately 1.0% and 1.7% of our net sales for the three months ended June 30, 2021 and 2020, respectively.  We sold products to companies owned by Keylink, totaling approximately 1.2% and 1.6% of our net sales for the six months ended June 30, 2021 and 2020, respectively.   In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the three months ended June 30, 2021 and, 2020 were approximately $4.3 million and $3.8 million, respectively.  The aggregate amounts paid to Keylink for the six months ended June 30, 2021 and, 2020 were approximately $8.7 million and $6.9 million, respectively.  In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and our 5% partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang, other than these joint ventures.  We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) a frequency control product manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
LSC
Net sales	$-	$171	$-	$299
Purchases	$-	$3,806	$-	$6,554
Nuvoton
Purchases	$2,288	$2,011	$3,695	$3,655
Keylink
Net sales	$4,333	$4,975	$9,899	$8,960
Purchases	$501	$426	$980	$831
JCP
Purchases	$328	$291	$687	$447

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	June 30,	December 31,
	2021	2020
Nuvoton
Accounts receivable	$-	$10
Accounts payable	$1,539	$796
Keylink
Accounts receivable	$39,660	$35,365
Accounts payable	$34,373	$31,247
JCP
Accounts payable	$379	$357

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

Assets
Cash and cash equivalents	$4,936
Accounts receivable	154
Inventories, net	6,906
Property, plant and equipment	7,798
Deferred income tax	4,953
Other long-term assets	638
Assets classified as held for sale	25,385

Liabilities
Accounts payable	7,153
Accrued liabilities and other	1,106
Other long-term liabilities	637
Liabilities classified as held for sale	8,896

Net assets classified as held for sale (included in prepaid expenses and other)	$16,489

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

Savitech Acquisition

On February 5, 2020, the Company entered into an agreement to invest up to approximately $14.2 million to acquire at least 51% of Savitech Corporation (“Savitech”), a fabless semiconductor design company located in Zhubei City, Taiwan.  The Company will make the investment in two tranches.  The first tranche of $5.6 million, which provided the Company with a 33.6% ownership of Savitech, was made on March 4, 2020.  The initial tranche was funded with cash on hand. The second tranche, currently recorded in accrued liabilities and other, as shown in the table below, and currently valued at $9.1 million will increase the Company’s ownership to at least 51% of Savitech.   Based on preliminary reporting, as of June 30, 2021, it is estimated that Savitech exceeded the previously agreed-to revenue levels and based on this preliminary reporting, the Company accrued an additional $0.3 million related to the second tranche payment. After the Company verifies the preliminarily reported revenue by Savitech, the Company will make the second tranche payment.

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

Cash and cash equivalents	$6.2
Prepaid expenses and other	0.7
Goodwill	13.9
Intangible assets, net	6.1
Other long-term assets	0.4
Accrued liabilities and other	10.2
Noncontrolling interest	11.8

Note 15 – Subsequent Event

During July 2021, the Company acquired an interest in an early stage fabless wafer design company by purchasing $10.0 million of preferred stock and a $5.0 million convertible promissory note.  The promissory note is convertible into additional preferred shares, has an interest rate of 3% and is due on the fifth anniversary of the transaction close.

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

Factors Relevant to Our Results of Operations for the Three Months Ended June 30, 2021

●

During the second quarter of 2021, net sales were $440.4 million, an increase of 52.5 % from the $288.7 million of net sales in the second quarter of 2020, and an increase of 6.6% from the $413.1 million of net sales in the first quarter of 2021.

●

Gross profit was $159.8 million, an increase of 57.5% from the $101.5 million of gross profit in the second quarter of 2020, and an increase of 15.3% from the $138.6 million of gross profit in the first quarter of 2021;

●	Gross profit margin was 36.3% compared to gross profit margin of 35.2% in the second quarter of 2020, and 33.6% in the first quarter of 2021;
●

Net income was $55.4 million, or $1.22 per diluted share, compared to net income of $21.0 million, or $0.40 per diluted share, in the second quarter of 2020, and net income of $39.5 million, or $0.87 per diluted share, in the first quarter of 2021; and

●	Cash flow from operations was $93.9 million. Net cash flow was a negative $36.2 million, which includes $27.9 million of capital expenditures and a net reduction in debt of $114.2 million.

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

As of June 30, 2021, our cash, cash equivalents, and short-term investments were $300.0 million, and we had access to additional borrowing capacity of $150.0 million under the revolving portion our Credit Agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Three Months Ended June 30,
	2021	2020
Net sales	100%	100%
Cost of goods sold	(64)	(65)
Gross profit	36	35
Total operating expense	21	24
Income from operations	15	11
Total other expense	1	(2)
Income before income taxes and noncontrolling interest	16	9
Income tax provision	(3)	(2)
Net income	13	7
Net income attributable to common stockholders	13	7

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	June 30,
	2021	2020	Increase/(Decrease)	% Change
Net sales	$440,448	$288,669	$151,779	52.6%
Cost of goods sold	280,646	187,177	93,469	49.9%
Gross profit	159,802	101,492	58,310	57.5%
Total operating expense	94,445	70,623	23,822	33.7%
Interest income	818	168	650	386.9%
Interest expense	(2,017)	(2,653)	(636)	(24.0%)
Foreign currency (loss) gain, net	(510)	(3,600)	(3,090)	(85.8%)
Unrealized gain on investments	5,261	-	5,261	N/A
Other income	1,837	1,274	563	(44.2%)
Income tax provision	12,120	4,670	7,450	159.5%

Net sales increased approximately $151.8 million, or 52.6%, for the three months ended June 30, 2021, compared to the same period last year.  The 52.6% increase in net sales for the three months ended June 30, 2021 was driven by 27.5% organic growth attributable to the Company’s legacy business that existed prior to the LSC acquisition and 25.1% related to LSC. Revenue grew in all regions. The Company achieved records in global point-of-sale revenue, automotive and consumer end-user markets sales and sales of our Pericom branded products for high-end personal computers, servers and data center applications.  For the three months ended June 30, 2021, weighted-average sales price increased 6.8% when compared to the same period last year.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
Industrial	22%	22%
Communications	17%	22%
Consumer	19%	27%
Computing	30%	19%
Automotive	12%	10%

With respect of total net sales by end-user markets, the LSC contribution to automotive, industrial, consumer and communication end-user markets was 7% or less for the three months ended June 30, 2021.  With respect to the percentage of total net sales by the computing end-user market, the LSC contribution for the three months ended June 30, 2021 was approximately 47% of total computing net sales.

The industrial end-user market grew as we experienced strong demand for our products for low-dropout regulators for power tools, eMeters and other industrial applications. In the communications end-user market the Company has continued to focus on mobile, smartphone, and especially 5G applications. In the consumer end-user market the Company experienced increasing growth momentum in the IoT space. The computing end-user market grew due to continued demand for notebooks, Chromebooks, high-end PCs, servers and datacenter applications. The automotive end-user market grew as we captured both increasing market share and content gains as the Company penetrated new and existing automotive customers and applications.

With respect to the three months ended March 31, 2021, (a) net sales attributable to the Company’s legacy business that existed prior to the LSC acquisition increased 23.8% when compared to the first quarter of 2020, and (b) net sales from LSC contributed 23.4% to the increase in net sales in the first quarter of 2021 when compared to the first quarter of 2020.

With respect to percentage of total net sales by end-user markets, the LSC contribution for the first quarter of 2021 to automotive, industrial, consumer and communication end-user markets was minimal, less than 7% contribution in each of these categories.   With respect to percentage of total net sales by the computing end-user market, the LSC contribution for the first quarter of 2021 was approximately 45% of total computing net sales.

Cost of goods sold increased approximately $93.5 million for the three months ended June 30, 2021, compared to the same period last year, due to the increased net sales during the second quarter of 2021.  As a percent of sales, cost of goods sold was 63.7% for the three months ended June 30, 2021, compared to 64.8% for the same period last year. Average unit cost increased approximately 5.0% for the three months ended June 30, 2021, compared to the same period last year due to cost increases from various subcontractors and foundries. For the three months ended June 30, 2021, gross profit increased approximately 57.5% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2021 and 2020 was 36.3% and 35.2%, respectively.

Operating expenses for the three months ended June 30, 2021, increased $23.8 million when compared to the three months ended June 30, 2020. Operating expenses as a percentage of net sales was 21.4% and 24.5% for the three months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses (“SG&A”) increased approximately $14.9 million, due to increases in wages and benefits and selling expenses as compared to the same period last year. Research and development expenses (“R&D”) increased approximately $8.7 million due to increases in wages and benefits and operating expenses as compared to the same period last year. SG&A, as a percentage of net sales, was 13.7% and 15.7% for the three months ended June 30, 2021 and 2020, respectively. R&D, as a percentage of net sales, was 6.8% and 7.4% for the three months ended June 30, 2021 and 2020, respectively.

Interest income increased 386.9% for the three months ended June 30, 2021, compared to the same period last year, due to increased revenue related to cross currency swaps.  Interest expense decreased 24.0% for the three months ended June 30, 2021, compared to the same period last year. The decrease in interest expense for the three months ended June 30, 2021 was due to a decrease in the interest rate on our floating rate debt, partially offset by higher borrowing levels. Unrealized gain on investments increased from 2020 due to investment income from an investment the Company acquired in the LSC acquisition.

We recognized income tax expense of approximately $12.1 million and $4.7 million for the three months ended June 30, 2021 and 2020, respectively. The increase in income taxes for 2021 compared to 2020 was primarily attributable to an increase in pretax book income.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Six Months Ended June 30,
	2021	2020
Net sales	100%	100%
Cost of goods sold	(65)	(65)
Gross profit	35	35
Total operating expense	22	25
Income from operations	13	10
Total other income (expense)	1	(1)
Income before income taxes and noncontrolling interest	14	9
Income tax provision	(3)	(2)
Net income	11	7
Net income attributable to common stockholders	11	7

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended
	June 30,
	2021	2020	Increase/(Decrease)	% Change
Net sales	$853,569	$569,386	$284,183	49.9%
Cost of goods sold	555,131	372,052	183,079	49.2%
Gross profit	298,438	197,334	101,104	51.2%
Total operating expense	185,691	140,613	45,078	32.1%
Interest income	1,586	441	1,145	259.6%
Interest expense	(4,881)	(3,898)	983	25.2%
Foreign currency (loss) gain, net	(1,789)	(3,525)	(1,736)	(49.2%)
Unrealized gain on investments	8,916	-	8,916	N/A
Other income	4,154	1,275	2,879	225.8%
Income tax provision	21,554	9,226	12,328	133.6%

Net sales increased approximately $284.2 million for the six months ended June 30, 2021, compared to the same period last year, setting a record both organically and on a consolidated basis. The 49.9% increase in net sales for the three months ended June 30, 2021 was driven by 25.7% organic growth and 24.2% related to LSC. The Company achieved growth in global point-of-sale revenue, automotive and computing end-user markets combined with revenue growth for our Pericom branded products for high-end personal computers, servers and data center applications. For the six months ended June 30, 2021, weighted-average sales price increased 3.6% when compared to the same period last year.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Industrial	22%	24%
Communications	17%	23%
Consumer	19%	25%
Computing	30%	18%
Automotive	12%	11%

With respect of total net sales by end-user markets, the LSC contribution to automotive, industrial, consumer and communication end-user markets was 7% or less for the six months ended June 30, 2021.  With respect to the percentage of total net sales by the computing end-user market the LSC contribution for the six months ended June 30, 2021 was approximately 46% of total computing net sales.

The industrial end-user market grew as we experienced strong demand for our products for low-dropout regulators for power tools, eMeters and other industrial applications. In the communications end-user market the Company has continued to focus on mobile, smartphone, and especially 5G applications. In the consumer end-user market the Company experienced increasing growth momentum in the IoT space. The computing end-user market grew due to continued demand for notebooks, Chromebooks, high-end PCs, servers and datacenter applications. The automotive end-user market grew as we captured both increasing market share and content gains as the Company penetrated new and existing automotive customers and applications.

Cost of goods sold increased approximately $183.1 million for the six months ended June 30, 2021, compared to the same period last year, due to the increased net sales during 2021.  As a percent of sales, cost of goods sold was 65.0% for the six months ended June 30, 2021, compared to 65.3% for the same period last year. Average unit cost increased approximately 3.8% for the six months ended June 30, 2021, compared to the same period last year due to cost increases from various subcontractors and foundries. For the six months ended June 30, 2021, gross profit increased approximately 51.2% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2021 and 2020 was 35.0% and 34.7%, respectively.

Operating expenses for the six months ended June 30, 2021, increased $45.1 million when compared to the six months ended June 30, 2020. Operating expenses as a percentage of net sales was 21.8% and 24.7% for the six months ended June 30, 2021 and 2020, respectively. SG&A increased approximately $31.4 million, due to higher selling costs and wages and salaries. R&D increased approximately $12.6 million due to higher wages and benefits, higher selling expense and higher freight and duty costs, as compared to the same period last year. Amortization of acquisition related intangibles decreased $0.2 million, compared to the same period last year. SG&A, as a percentage of net sales, was 13.9% and 15.4% for the six months ended June 30, 2021 and 2020, respectively. R&D, as a percentage of net sales, was 6.8% and 7.9% for the six months ended June 30, 2021 and 2020, respectively.

Interest income increased 259.6% for the six months ended June 30, 2021, compared to the same period last year, due to increased revenue related to cross currency swaps.  Interest expense increased 25.2% for the six months ended June 30, 2021, compared to the same period last year. The increase in interest expense for the six months ended June 30, 2021 was due to the increased debt related to the LSC acquisition and an increase in interest rates on the floating rate portion of our debt. Unrealized gain on investments increased from 2020 due to investment income from an investment the Company acquired in the LSC acquisition.

We recognized income tax expense of approximately $21.6 million and $9.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase in income taxes for 2021 compared to 2020 was primarily attributable to an increase in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $173.1 million. At June 30, 2021, outstanding borrowings were $60.2 million and outstanding letters of credit were $1.1 million under the Asia credit facilities.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”) consisting of a term loan with a current balance of $114.7 million and a $150.0 million revolving senior credit facility, of which nothing was drawn on June 30, 2021. The Credit Agreement matures in May 2023.

In addition to the liquidity provided by the Credit Agreement, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $17.2 million through a short term loan and $28.6 million on a long-term basis from local Taiwan banks.  The ERIS debt matures in periods from 2021 through 2033.

At June 30, 2021 and December 31, 2020, our working capital was $582.3 million and $514.2 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Capital expenditures (including accrued capital expenditures) for the six months ended June 30, 2021 and 2020 were $53.7 million and $28.3 million, respectively.  For the first six months of 2021 capital expenditures were approximately 6.3% of our net sales.  Capital expenditures for the six months ended June 30, 2021, is in line with our capital spending target range of 5% to 9% of net sales.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of June 30, 2021, our foreign subsidiaries held approximately $213.6 million of cash, cash equivalents and investments of which approximately $38.1 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. All of this $38.1 million is held in Germany, China, Korea and Taiwan.

As of June 30, 2021, we had short-term investments totaling $7.4 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $320.5 million at December 31, 2020 to $294.9 million at June 30, 2021.  This decrease is cash, cash equivalents and restricted cash reflects normal operations of the Company.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2021	2020
Net cash flows provided by operating activities	$162,064	$86,734
Net cash and cash equivalents used in investing activities	(36,674)	(34,048)
Net cash and cash equivalents used in financing activities	(156,292)	241,784
Effect of exchange rate changes on cash and cash equivalents	5,291	644
Net increase in cash and cash equivalents, including restricted cash	$(25,611)	$295,114

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2021 was $162.1 million.  Net cash flows provided by operating activities for the six months ended June 30, 2021 resulted from net income of $99.2 million, depreciation and amortization of intangible assets of $61.2 million, share-based compensation of $14.8 million and an increase in deferred taxes of $1.2 million.  The increases were partially offset by a noncash gain on an investment of $9.1 million and a decrease in noncash working capital accounts of $5.5 million. Net cash flows provided by operating activities for the six months ended June 30, 2020 was $86.7 million.  Net cash flows provided by operating activities for the six months ended June 30, 2020 resulted from net income of $41.8 million, depreciation and amortization of intangible assets of $53.9 million, share-based compensation of $12.4 million, partially offset by a decrease in inventories of $19.8 million and a decrease in noncash working capital accounts, excluding inventory, of $0.4 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $36.7 million for the six months ended June 30, 2021. Net cash and cash equivalents used in investing activities for the six months ended June 30, 2021 was primarily due to the purchase of property, plant and equipment of $45.0 million and the net purchase of short-term investments of $1.1 million, partially offset by the proceeds from the sale of property, plant and equipment of $3.0 million and other investing cash inflows of $6.5 million for the six months ended June 30, 2021. Net cash and cash equivalents used in investing activities was $34.0 million for the six months ended June 30, 2020. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $30.7 million, and the additional investment by the Company’s subsidiary ERIS in Yea-Shin of $6.1 million, bring ERIS’ ownership of Yea-Shin to approximately 99.5%. These outflows of cash were partially offset by net proceeds from the maturity of short-term investments of $5.1 million for the six months ended June 30, 2020.

Financing Activities

Net cash and cash equivalents used in financing activities was $156.3 million for the six months ended June 30, 2021. Net cash used in financing activities in the six months ended June 30, 2021 consisted primarily of $151.5 million of net reductions in our debt and taxes paid on net share settlements of $10.0 million, partially offset by a capital contribution by a noncontrolling interest on $4.0 million. Net cash and cash equivalents provided by financing activities was $241.8 million for the six months ended June 30, 2020. Net cash provided by financing activities in the six months ended June 30, 2020 consisted primarily of $249.1 million, net advances on our debt facilities, including $200.0 million in anticipation of closing the LSC acquisition, partially offset by taxes paid on net share settlements of $5.4 million.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of June 30, 2021, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIODES INCORPORATED
(Registrant)

August 5, 2021	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)