Form 10-Q
period 2021-09-30
DIODES INC /DEL/
filed 2021-11-03
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s Common Stock outstanding as of October 29, 2021 was 45,017,765.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$280,543	$268,065
Restricted cash	4,295	52,464
Short-term investments	7,364	6,142
Accounts receivable, net of allowances of $3,887 and $3,806 at September 30, 2021 and December 31, 2020, respectively	348,688	320,061
Inventories	322,088	307,062
Prepaid expenses and other	100,905	70,193
Total current assets	1,063,883	1,023,987
Property, plant and equipment, net	540,520	530,815
Deferred income tax	52,436	57,841
Goodwill	149,592	158,331
Intangible assets, net	98,570	110,591
Other long-term assets	136,908	97,892
Total assets	$2,041,909	$1,979,457

Liabilities
Current liabilities:
Lines of credit	$15,690	$140,563
Accounts payable	195,098	168,045
Accrued liabilities and other	179,908	160,117
Income tax payable	35,525	19,177
Current portion of long-term debt	18,404	21,860
Total current liabilities	444,625	509,762
Long-term debt, net of current portion	218,000	288,179
Deferred tax liabilities	34,729	34,598
Other long-term liabilities	127,442	130,795
Total liabilities	824,796	963,334

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,015,853 shares and 44,276,194 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	36,194	35,692
Additional paid-in capital	463,748	449,598
Retained earnings	1,051,296	888,046
Treasury stock at cost, 9,272,513 shares at September 30, 2021 and 9,259,858 shares at December 31, 2020	(336,894)	(335,910)
Accumulated other comprehensive loss	(58,281)	(73,606)
Total stockholders' equity	1,156,063	963,820
Noncontrolling interest	61,050	52,303
Total equity	1,217,113	1,016,123
Total liabilities and stockholders' equity	$2,041,909	$1,979,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$471,422	$309,459	$1,324,991	$878,845
Cost of goods sold	290,191	198,369	845,322	570,421
Gross profit	181,231	111,090	479,669	308,424

Operating expenses
Selling, general and administrative	67,803	44,651	186,759	132,238
Research and development	31,458	24,469	89,104	69,469
Amortization of acquisition related intangible assets	4,056	4,007	12,139	12,249
Other operating expense (income)	667	108	1,673	(108)
Total operating expense	103,984	73,235	289,675	213,848

Income from operations	77,247	37,855	189,994	94,576

Other income (expense)
Interest income	765	138	2,351	579
Interest expense	(1,417)	(3,745)	(6,298)	(7,643)
Foreign currency gain (loss), net	805	(2,618)	(984)	(6,143)
Unrealized gain on investments	5,922	-	14,838	-
Other income	2,244	1,627	6,398	2,902
Total other income (expense)	8,319	(4,598)	16,305	(10,305)

Income before income taxes and noncontrolling interest	85,566	33,257	206,299	84,271
Income tax provision	14,766	5,871	36,320	15,097
Net income	70,800	27,386	169,979	69,174
Less net income attributable to noncontrolling interest	(2,376)	(234)	(6,729)	(821)
Net income attributable to common stockholders	$68,424	$27,152	$163,250	$68,353

Earnings per share attributable to common stockholders:
Basic	$1.52	$0.52	$3.65	$1.33
Diluted	$1.50	$0.51	$3.59	$1.30
Number of shares used in earnings per share computation:
Basic	44,986	51,825	44,689	51,563
Diluted	45,642	52,729	45,507	52,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$70,800	$27,386	$169,979	$69,174
Unrealized gain (loss) on defined benefit plan, net of tax	851	288	7,706	(6,563)
Unrealized gain (loss) on swaps and collars, net of tax	1,052	212	2,851	(409)
Unrealized foreign currency (loss) gain, net of tax	(4,343)	20,887	4,768	18,006
Comprehensive income	68,360	48,773	185,304	80,208
Less: Comprehensive income attributable to noncontrolling interest	(2,376)	(234)	(6,729)	(821)
Total comprehensive income attributable to common stockholders	$65,984	$48,539	$178,575	$79,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30 2021	53,994	$35,998	(9,263)	$(336,128)	$455,683	$982,872	$(55,841)	$1,082,584	$60,413	$1,142,997
Total comprehensive income	-	-	-	-	-	68,424	(2,440)	65,984	2,376	68,360
Net changes in noncontrolling interests	-	-	-	-	-	-		-	167	167
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	(1,906)	(1,906)
Common stock issued for share-based plans	295	196	-	-	2,038	-	-	2,234	-	2,234
Share-based compensation	-	-	-	-	9,965	-	-	9,965	-	9,965
Deferred compensation plan	-	-	(10)	(766)	766	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(4,704)	-	-	(4,704)	-	(4,704)
Balance, September 30, 2021	54,289	$36,194	(9,273)	$(336,894)	$463,748	$1,051,296	$(58,281)	$1,156,063	$61,050	$1,217,113

Balance, December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123
Total comprehensive income	-	-	-	-	-	163,250	15,325	178,575	6,729	185,304
Net changes in noncontrolling interests	-	-	-	-	(22)	-	-	(22)	4,174	4,152
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(2,156)	(2,156)
Common stock issued for share-based plans	753	502	-	-	3,835	-	-	4,337	-	4,337
Share-based compensation	-	-	-	-	24,103	-	-	24,103	-	24,103
Deferred compensation plan	-	-	(13)	(984)	984	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(14,750)	-	-	(14,750)	-	(14,750)
Balance, September 30, 2021	54,289	$36,194	(9,273)	$(336,894)	$463,748	$1,051,296	$(58,281)	$1,156,063	$61,050	$1,217,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES (CONT.)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2020	53,082	$35,389	(1,483)	$(38,660)	$433,989	$831,159	$(118,492)	$1,143,385	$52,242	$1,195,627
Total comprehensive income	-	-	-	-	-	27,152	21,387	48,539	234	48,773
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	-	2	2
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	-
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	-	-
Common stock issued for share-based plans	357	239	-	-	3,093	-	-	3,332	-	3,332
Share-based compensation	-	-	-	-	6,155	-	-	6,155	-	6,155
Deferred compensation plan	-	-	(11)	(545)	545	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(2,838)	-	-	(2,838)	-	(2,838)
Balance, September 30, 2020	53,439	$35,628	(1,494)	$(39,205)	$440,944	$858,311	$(97,105)	$1,198,573	$52,478	$1,251,051

Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	68,353	11,034	79,387	821	80,208
Acquisition of noncontrolling interests	-	-	-	-	(1,225)	-	-	(1,225)	(4,928)	(6,153)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	11,779	11,779
Dividends to noncontrolling interests	-	-	-	-	-	-	-	-	(1,553)	(1,553)
Common stock issued for share-based plans	775	517	-	-	3,880	-	-	4,397	-	4,397
Share-based compensation	-	-	-	-	17,833	-	-	17,833	-	17,833
Deferred compensation plan	-	-	(37)	(1,437)	1,437	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(8,243)	-	-	(8,243)	-	(8,243)
Balance, September 30, 2020	53,439	$35,628	(1,494)	$(39,205)	$440,944	$858,311	$(97,105)	$1,198,573	$52,478	$1,251,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$169,979	$69,174
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	79,731	68,168
Amortization of intangible assets	12,139	12,249
Share-based compensation expense	24,925	18,684
Deferred income taxes	635	(10,232)
Investment gain	(15,133)	-
Other	1,206	1,235
Changes in operating assets:
Change in accounts receivable	(27,936)	602
Change in inventory	(20,570)	(20,535)
Change in other operating assets	(16,451)	2,903
Changes in operating liabilities:
Change in accounts payable	32,155	3,886
Change in accrued liabilities	18,353	(6,821)
Change in income tax payable	4,627	(11,013)
Change in other operating liabilities	(2,671)	(1,865)
Net cash flows provided by operating activities	260,989	126,435

Cash flows from investing activities
Acquisitions, net of cash received	(157)	591
Purchases of property, plant and equipment	(86,150)	(48,497)
Proceeds from sale of property, plant and equipment	3,145	-
Proceeds from maturity of short-term investments	5,632	7,723
Purchases of short-term investments	(6,759)	(5,858)
Additional acquisition of noncontrolling interests	-	(6,130)
Other	(5,010)	395
Net cash and cash equivalents used in investing activities	(89,299)	(51,776)

Cash flows from financing activities
Advances on lines of credit and short-term debt	16,138	60,647
Repayments of lines of credit and short-term debt	(142,873)	(3,667)
Proceeds from long-term debt	419,810	726,363
Repayments of long-term debt	(494,238)	(477,659)
Net proceeds from issuance of common stock	4,337	1,977
Repayment of and proceeds from finance lease obligation	(181)	(671)
Taxes paid related to net share settlement	(14,750)	(8,243)
Dividend distribution to noncontrolling interests	(2,172)	(1,565)
Capital contribution from noncontrolling interests	4,170	-
Other	(500)	(2,502)
Net cash and cash equivalents (used in) provided by financing activities	(210,259)	294,680

Effect of exchange rate changes on cash and cash equivalents	2,878	10,988
Change in cash and cash equivalents, including restricted cash	(35,691)	380,327
Cash and cash equivalents, beginning of period, including restricted cash	320,529	259,507
Cash and cash equivalents, end of period, including restricted cash	$284,838	$639,834

Supplemental Cash Flow Information
Interest paid during the period	$5,858	$6,434
Taxes paid during the period	$37,320	$42,928

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$21,685	$8,906

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above. The Company’s restricted cash primarily consisted of the cash required to be on deposit under our Asia credit facilities to support outstanding loan and import/export guarantees. As of September 30, 2021, restricted cash of $4.3 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

	Nine Months Ended
	September 30,
	2021	2020
Current assets:
Cash and cash equivalents	$280,543	$587,643
Restricted cash (included in other current assets)	4,295	52,191
Total cash, cash equivalents and restricted cash	$284,838	$639,834

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

The Company’s corporate headquarters and Americas’ sales office are located in Plano, Texas, and Milpitas, California, respectively. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Shanghai; Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company’s wafer fabrication facilities are located in Oldham, England, Greenock, Scotland and Shanghai and Wuxi, China and Keelung and Hsinchu, Taiwan. The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu and Wuxi, China as well as in Neuhaus, Germany and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, England; Shanghai, Shenzhen, Wuhan and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

Our market focus is on high-growth, end-user applications in the following segments:

•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain
•
Industrial: embedded systems, precision controls, and Industrial IoT
•
Consumer: IoT, wearables, home automation, and smart infrastructure
•
Communications: smart phones, 5G networks, advanced protocols, and charging solutions
•
Computing: cloud computing including server, storage, and data center applications

Basis of Presentation

The condensed consolidated financial data at December 31, 2020 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2021.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the three and nine months ended September 30, 2021 and 2020, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Earnings (numerator)
Net income attributable to common stockholders	$68,424	$27,152	$163,250	$68,353

Shares (denominator)
Weighted average common shares outstanding (basic)	44,986	51,825	44,689	51,563
Dilutive effect of stock options and stock awards outstanding	656	904	818	1,049
Adjusted weighted average common shares outstanding (diluted)	45,642	52,729	45,507	52,612

Earnings per share attributable to common stockholders
Basic	$1.52	$0.52	$3.65	$1.33
Diluted	$1.50	$0.51	$3.59	$1.30

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	-	-	-	3

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2021	December 31, 2020
Finished goods	$90,044	$85,506
Work-in-progress	88,725	73,466
Raw materials	143,319	148,090
Total	$322,088	$307,062

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2020	$158,331
Savitech acquisition	(9,152)
Foreign currency translation adjustment	413
Balance at September 30, 2021	$149,592

The decrease in goodwill is related to the payment of contingent consideration in connection with the Savitech acquisition.

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2021	2020
Intangible assets subject to amortization:
Gross carrying amount	$246,687	$245,176
Accumulated amortization	(152,849)	(140,710)
Foreign currency translation adjustment	(7,635)	(7,781)
Total	86,203	96,685
Intangible assets with indefinite lives:
Gross carrying amount	13,372	14,883
Foreign currency translation adjustment	(1,005)	(977)
Total	12,367	13,906
Total intangible assets, net	$98,570	$110,591

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2021	2020
Three Months Ended September 30,	$4,056	$4,007
Nine Months Ended September 30,	$12,139	$12,249

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Domestic pre-tax income	$27,781	$15,053	$53,427	$28,029
Foreign pre-tax income	$57,785	$18,203	$152,872	$56,242
Income tax provision	$14,766	$5,871	$36,320	$15,097
Effective tax rate	17.3%	17.7%	17.6%	17.9%
Impact of tax holidays on tax expense	$(174)	$(208)	$(1,436)	$(1,522)
Earnings per share impact of tax holidays:
Basic	$-	$-	$0.03	$0.03
Diluted	$-	$-	$0.03	$0.03

The decrease in the effective tax rate for the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020, is primarily attributable to the change in pre-tax earnings during the comparable periods.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2010. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2015. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. As of September 30, 2021, the gross amount of unrecognized tax benefits was approximately $47.3 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

For the three and nine months ended September 30, 2021, we recognized stock option expense of approximately $0.02 million and $0.06 million, respectively. This stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees. We acquired a controlling interest in Savitech in 2020. The remainder of our share-based compensation expense was related to share grants. Approximately $4.3 million of cash proceeds were received from stock option exercises during the nine months ended September 30, 2021. The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold	$390	$241	$946	$771
Selling, general and administrative	8,690	5,157	21,350	15,583
Research and development	1,081	892	2,629	2,330
Total share-based compensation expense	$10,161	$6,290	$24,925	$18,684

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

As of September 30, 2021, total unrecognized share-based compensation expense related to share grants was approximately $67.2 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 7 – Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, North America and Europe. During the three months ended September 30, 2021, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for 10% or $44.8 million of our net sales. No customer accounted for 10% or greater of our net sales during any other period presented in this Quarterly Report. No customer accounted for 10% or greater of our outstanding accounts receivable at September 30, 2021 or 2020.

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

Three Months Ended September 30, 2021	Asia	Americas	Europe	Consolidated
Total sales	$503,968	$300,055	$74,335	$878,358
Intercompany elimination	(196,858)	(180,396)	(29,682)	(406,936)
Net sales	$307,110	$119,659	$44,653	$471,422

Three Months Ended September 30, 2020	Asia	Americas	Europe	Consolidated
Total sales	$374,456	$225,503	$57,207	$657,166
Intercompany elimination	(161,630)	(157,370)	(28,707)	(347,707)
Net sales	$212,826	$68,133	$28,500	$309,459

As of and for the
Nine Months Ended September 30, 2021	Asia	Americas	Europe	Consolidated
Total sales	$1,458,120	$808,607	$202,107	$2,468,834
Intercompany elimination	(552,212)	(508,543)	(83,088)	(1,143,843)
Net sales	$905,908	$300,064	$119,019	$1,324,991

Property, plant and equipment, net	$421,254	$23,792	$95,474	$540,520
Total assets	$1,456,670	$345,471	$239,768	$2,041,909

As of and for the
Nine Months Ended September 30, 2020	Asia	Americas	Europe	Consolidated
Total sales	$999,758	$584,218	$169,993	$1,753,969
Intercompany elimination	(412,103)	(383,379)	(79,642)	(875,124)
Net sales	$587,655	$200,839	$90,351	$878,845

Property, plant and equipment, net	$355,608	$24,455	$73,424	$453,487
Total assets	$1,551,935	$263,444	$217,273	$2,032,652

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor):

	Three Months Ended
Net Sales by Region	2021	2020
Asia	$376,062	$243,773
Europe	58,202	41,897
Americas	37,158	23,789
Total net sales	$471,422	$309,459

Net Sales by Type
Direct sales	$159,247	$115,437
Distributor sales	312,175	194,022
Total net sales	$471,422	$309,459

	Nine Months Ended
Net Sales by Region	2021	2020
Asia	$1,064,001	$677,634
Europe	160,643	131,973
Americas	100,347	69,238
Total net sales	$1,324,991	$878,845

Net Sales by Type
Direct sales	$458,017	$396,018
Distributor sales	866,974	482,827
Total net sales	$1,324,991	$878,845

Net sales from products shipped to China was $244.2 million and $161.6 million for the three months ended September 30, 2021 and 2020, respectively and $695.8 million and $452.9 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $117.1 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of September 30, 2021, was approximately $100.0 million, net of $15.7 million advanced under our foreign credit lines, attributable to our 51% owned subsidiary, Eris Technology Company ("ERIS"), and $1.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”) consisting of a term loan with a current balance of $108.4 million and a $150.0 million revolving senior credit facility, of which nothing was drawn as of September 30, 2021. The Company used a portion of the proceeds available under the term commitment and the revolving senior credit facility to finance the Company’s acquisition of Lite-On Semiconductor Corporation in 2020. The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement. In addition to the credit facilities described above, ERIS, has long-term debt of $30.4 million from local Taiwan banks. The ERIS debt matures in various periods through 2033.

Borrowings outstanding as of September 30, 2021 and December 31, 2020, are set forth in the table below:

	September 30,	December 31,		Current Amount
Description	2021	2020	Interest Rate	Maturity
Short-term debt	$15,690	$140,563	Libor plus margin	Various during 2021 -2022

Long-term debt
Term loan and revolver	$108,405	$282,250	Libor plus margin	May 2024
Notes payable to Bank of Taiwan	2,526	4,154	Variable, 1.3% base	June 2033
Notes payable to Bank of Taiwan	1,793	-	2-yr deposit rate floating	September 2023
Notes payable to Bank of China Trust Company	3,589	3,511	Taibor 3 month rate + 0.5%	December 2021
Notes payable to Bank of China Trust Company	16,400	16,714	Taibor 3 month rate + 0.5%	May 2024
Notes payable to E Sun Bank	3,589	3,511	1-M deposit rate plus 0.08%	December 2022
Notes payable to E Sun Bank	384	386	1-M deposit rate plus 0.08%	June 2027
Notes payable to E Sun Bank	1,759	1,721	1-M deposit rate plus 0.08%	June 2030
Notes payable to HSBC	100,000	-	Libor plus margin	January 2023
Total long-term debt	238,445	312,247
Less: Current portion of long-term debt	(18,404)	(21,860)
Less: Unamortized debt costs	(2,041)	(2,208)
Total long-term debt, net of current portion	$218,000	$288,179

NOTE 9 – Commitments and Contingencies

Purchase commitments – As of September 30, 2021, we had approximately $83.1 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia. As of September 30, 2021, we also had a commitment to purchase approximately $53.3 million of wafers to be used in our manufacturing process during 2021 and 2022.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of September 30, 2021, the underfunded liability for this defined benefit plan was approximately $18.2 million. An actuarial valuation was performed as of March 31, 2019, resulting in a deficit of approximately GBP 26.7 million (approximately $37.4 million based on a GBP: USD exchange rate of 1.4:1). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.8 million based on a GBP: USD exchange rate of 1.4:1) to be paid in annual installments with effect from April 1, 2020 to address the deficit revealed by the valuation (with the first payment made by March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million (approximately $0.3 million based on GBP: USD exchange rate oat 1.4:1) in annual installments to cover expenses.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At September 30, 2021 and December 31, 2020, we had $199.5 million and $276.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC No. 815. We have recorded foreign currency forward agreements with a fair value of less than $0.5 million as a liability on our consolidated balance sheet.

Hedges of Interest Rate and Net Investment Risk -The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company makes use of cross currency swaps to decrease the foreign exchange risk inherent in the Company’s investment in some of its foreign subsidiaries.

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	Other Current Liabilities
	2021	2020
Interest rate swaps and collars	$99	$1,626

The tables below set forth the effect of the Company’s derivative financial instruments on our condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

Derivative Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Designated as	September 30,		Accumulated	September 30,		Effectiveness	September 30,
Hedging Instruments	2021	2020	Income	2021	2020	Testing)	2021	2020
Three Months Ended
Interest rate swaps and collars	$(3)	$2	Interest expense	$(168)	$(210)	Interest expense	$-	$-
Cross currency swaps	$886	$-	N/A	$-	$-	Interest income	$627	$-
Nine Months Ended
Interest rate swaps and collars	$(13)	$(1,569)	Interest expense	$(495)	$(283)	N/A	-	-
Cross currency swaps	$1,862	$-	N/A	-	-	Interest income	$1,853	$-

We estimate that $0.1 million of net derivative losses included in accumulated other comprehensive income (“AOCI”) as of September 30, 2021 will be reclassified into expense within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three and nine months ended September 30, 2021 or 2020.

	Amount of Gain or (Loss) Recognized in Net Income
	September 30,
Derivative Instruments Not Designated as Hedging Instruments	2021	2020	Location of Gain or (Loss) Recognized in Net Income
Three Months Ended
Foreign currency forward contracts	$(387)	$2,252	Foreign currency loss, net
Nine Months Ended
Foreign currency forward contracts	$1,405	$(286)	Foreign currency loss, net

As of September 30, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements.

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating lease expense	$4,004	$3,841	$12,388	$11,240
Finance lease expense:
Amortization of assets	5	209	218	627
Interest on lease liabilities	-	4	1	17
Short-term lease expense	234	99	725	315
Variable lease expense	1,193	726	3,483	2,175
Total lease expense	$5,436	$4,879	$16,815	$14,374

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	September 30, 2021	December 31, 2020
Operating leases:
Operating lease ROU assets	$57,554	$54,457

Current operating lease liabilities	13,593	10,663
Noncurrent operating lease liabilities	27,621	27,041
Total operating lease liabilities	$41,214	$37,704

Finance leases:
Finance lease ROU assets	$2,551	$2,507
Accumulated amortization	(2,521)	(2,298)
Finance lease ROU assets, net	$30	$209

Current finance lease liabilities	$12	$149
Non-current finance lease liabilities	18	24
Total finance lease liabilities	$30	$173

Weighted average remaining lease term (in years):
Operating leases	6.9	7.6
Finance leases	2.5	0.6

Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	3.7%	3.1%

The table below sets forth supplemental cash flow and other information related to leases:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$16,365	$12,808
Operating cash outflows from finance leases	1	17
Financing cash outflow from finance leases	181	671

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	12,915	294

The table below sets forth information about lease liability maturities:

	September 30, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$3,954	$3
2022	14,530	13
2023	9,393	11
2024	4,360	4
2025	4,166	-
2026	2,736	-
2027 and thereafter	8,863	-
Total lease payments	48,002	31
Less: imputed interest	(6,788)	(1)
Total lease obligations	41,214	30
Less: current obligations	(13,593)	(12)
Long-term lease obligations	$27,621	$18

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At September 30, 2021 and December 31, 2020, these investments totaled approximately $14.1 million and $12.8 million, respectively.

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

We conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities. We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling approximately 1.0% and 1.8% of our net sales for the three months ended September 30, 2021 and 2020, respectively. We sold products to companies owned by Keylink, totaling approximately 1.1% and 1.7% of our net sales for the nine months ended September 30, 2021 and 2020, respectively. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the three months ended September 30, 2021 and, 2020 were approximately $4.5 million and $3.9 million, respectively. The aggregate amounts paid to Keylink for the nine months ended September 30, 2021 and, 2020 were approximately $13.2 million and $10.7 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and our 5% partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang, other than these joint ventures. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) a frequency control product manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
LSC
Net sales	$-	$151	$-	$450
Purchases	$-	$3,262	$-	$9,816
Nuvoton
Net sales	$56		$56
Purchases	$2,749	$3,363	$6,444	$7,018
Keylink
Net sales	$4,872	$5,550	$14,771	$14,510
Purchases	$558	$297	$1,538	$1,128
JCP
Purchases	$334	$330	$1,021	$777

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	September 30, 2021	December 31, 2020
Nuvoton
Accounts receivable	$16	$10
Accounts payable	$1,733	$796
Keylink
Accounts receivable	$38,737	$35,365
Accounts payable	$35,445	$31,247
JCP
Accounts payable	$364	$357

Note 14 –Acquisitions and Divestitures

Privately Held Wafer Design Company

During July 2021, the Company acquired an interest in an early stage privately held fabless wafer design company by purchasing $10.0 million of preferred stock and a $5.0 million convertible promissory note. As the investment in preferred stock does not have a readily determinable fair value, it will be measured at cost less impairment, and adjusted to fair value if there are any observable price changes for an identical or similar investment of the same issuer. The carrying value of the investment at September 30, 2021 was $10.0 million with no observable price changes occurring during the period. The promissory note is convertible into additional preferred stock, has an interest rate of 3% and is due in July 2026.

Manufacturing Subsidiary Located in China

In March 2021 the Company entered into an agreement to sell one of its manufacturing subsidiaries in China for total consideration of approximately $18.0 million, which includes a combination of cash and equity. The transaction is expected to close by March 2022, and is subject to customary closing conditions and working capital adjustments.

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

Assets
Cash and cash equivalents	$8,443
Accounts receivable, net	1,147
Inventories, net	6,351
Other current assets	1,227
Property, plant and equipment	6,303
Deferred income tax	4,934
Other long-term assets	103
Assets classified as held for sale	28,508

Liabilities
Accounts payable	6,368
Accrued liabilities and other	3,537
Other long-term liabilities	2
Liabilities classified as held for sale	9,907

Valuation allowance for accrued loss	(601)
Net assets classified as held for sale (included in prepaid expenses and other)	$18,000

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

The table below sets forth the fair value of the LSC assets acquired and liabilities assumed based on relative fair value at the date of acquisition, after measurement period adjustments, and the corresponding line item in the Company’s consolidated balance sheet at the date of acquisition. During the period from January 1, 2021 through September 30, 2021, measurement period adjustments were made to inventories, property, plant and equipment, income tax payable, and accrued liabilities and other. During the period, the Company derecognized a liability that was initially recognized on the opening balance sheet related to dividend payable accrual of approximately $12.8 million, reduced the previously recognized amount of a social insurance liability by $0.1 million, and recognized an additional income tax payable related to the reacquired shares in the amount of $10.7 million. The adjustments to inventory and property, plant, and equipment were a result of refinements to the fair value calculation in the amounts of $0.7 million and $1.5 million respectively. U.S. GAAP permits companies to complete the final determination of the fair values during the measurement period following the acquisition date. The size and breadth of the LSC acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including (i) changes in fair values of property, plant and equipment and inventories, (ii) changes in fair value of certain liabilities assumed and (iii) tax impact associated with any other changes in fair value. Any potential adjustments made could be material in relation to the preliminary values. A final determination of the LSC assets acquired and liabilities assumed has not been completed and the table below is considered preliminary. The Company engaged a third party valuation specialist to assist with the assessment of any intangibles assets acquired as part of the LSC acquisition, and it was determined that there were no intangible assets as a result of the LSC acquisition.

Cash and cash equivalents	$131,046
Accounts receivable	44,896
Inventories	55,041
Prepaid expenses and other current assets	11,447
Property, plant and equipment	66,351
Deferred income tax	15,732
Other long-term assets	26,037
Total assets acquired	350,550
Line of credit	88,508
Accounts payable	35,245
Accrued liabilities and other	35,987
Income tax payable	16,999
Deferred tax liabilities	8,941
Other long-term liabilities	10,783
Total liabilities assumed	196,463
Non-controlling interest	(54)
Net assets acquired	$154,033

Savitech Acquisition

On February 5, 2020, the Company entered into an agreement to invest up to approximately $14.2 million to acquire at least 51% of Savitech Corporation (“Savitech”), a fabless semiconductor design company located in Zhubei City, Taiwan. The Company made the investment in two tranches. The first tranche of $5.6 million, which provided the Company with a 33.6% ownership of Savitech, was made on March 4, 2020. The initial tranche was funded with cash on hand. The second tranche was also funded with cash on hand and paid in the quarter ended September 30, 2021 in the amount of $8.5 million, which increased the Company’s ownership to 53% of Savitech

The Company recorded the purchase of Savitech as a business acquisition and consolidates Savitech into its operations, based on the voting model, with a non-controlling interest related to the interest the Company does not own in Savitech. The Company made its investment in Savitech in order to increase the Company’s integrated circuit business. Total purchase consideration recorded was $14.2 million. The goodwill will not be tax deductible. The Company also incurred acquisition costs of approximately $0.1 million that were recognized in selling, general and administrative expense. The table below sets forth the fair value of the assets and liabilities recorded in the acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet at the date of acquisition (in millions).

Cash and cash equivalents	$6.2
Prepaid expenses and other	0.7
Goodwill	13.9
Intangible assets, net	6.1
Other long-term assets	0.4
Accrued liabilities and other	10.2
Noncontrolling interest	11.8

Other

In August 2021, the Company entered into a joint venture located in Taiwan. The Company's investment will be $5.4 million for 60% ownership. The purpose of the joint venture is to engage in the development of power modules in the automotive markets. The joint venture received Taiwan government approval in October 2021, and the Company made the $5.4 million payment in October 2021.

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

Overview

We are a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. For detailed information, see Note 1 – Summary of Operations and Significant Accounting Policies, included in the condensed consolidated financial statements in Item 1 above. Our products are sold primarily throughout Asia, the Americas and Europe. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, provides us with a meaningful competitive advantage relative to other semiconductor companies.

Factors Relevant to Our Results of Operations for the Three Months Ended September 30, 2021

•
During the third quarter of 2021, net sales were $471.4 million, an increase of 52.3 % from the $309.5 million of net sales in the third quarter of 2020, and an increase of 7.0% from the $440.4 million of net sales in the second quarter of 2021;
•
Gross profit was $181.2 million, an increase of 63.1% from the $111.1 million of gross profit in the third quarter of 2020, and an increase of 13.4% from the $159.8 million of gross profit in the second quarter of 2021;
•
Gross profit margin was 38.4% compared to gross profit margin of 35.9% in the third quarter of 2020, and 36.3% in the second quarter of 2021;
•
Net income was $68.4 million, or $1.50 per diluted share, compared to net income of $27.2 million, or $0.51 per diluted share, in the third quarter of 2020, and net income of $55.4 million, or $1.22 per diluted share, in the second quarter of 2021; and
•
Cash flow from operations was $98.9 million. Net cash flow was a negative $10.1 million, which includes $41.1 million of capital expenditures and a net reduction in debt of $49.7 million.

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

COVID-19

We remain focused on the safety and well-being of our stakeholders and on the service to our customers. We will continuously review and assess the rapidly-changing COVID-19 pandemic and its impacts on our customers, our suppliers and our business so that we can seek to address those impacts. We previously temporarily closed a manufacturing facility due to COVID-19, and no assurances can be provided that we will not be required to close or reduce our manufacturing production in the future in response to the COVID-19 pandemic or other events beyond our control.

As of September 30, 2021, our cash, cash equivalents, and short-term investments were $287.9 million, and we had access to additional borrowing capacity of $150.0 million under the revolving portion our Credit Agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Three Months Ended September 30,
	2021	2020
Net sales	100%	100%
Cost of goods sold	(62)	(64)
Gross profit	38	36
Total operating expense	22	24
Income from operations	16	12
Total other expense	2	(1)
Income before income taxes and noncontrolling interest	18	11
Income tax provision	(3)	(2)
Net income	15	9
Net income attributable to common stockholders	15	9

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30,
	2021	2020	Increase/(Decrease)	% Change
Net sales	$471,422	$309,459	$161,963	52.3%
Cost of goods sold	290,191	198,369	91,822	46.3%
Gross profit	181,231	111,090	70,141	63.1%
Total operating expense	103,984	73,235	30,749	42.0%
Interest income	765	138	627	454.3%
Interest expense	(1,417)	(3,745)	(2,328)	(62.2%)
Foreign currency gain (loss), net	805	(2,618)	(3,423)	(130.7%)
Unrealized gain on investments	5,922	-	5,922	N/A
Other income	2,244	1,627	617	(37.9%)
Income tax provision	14,766	5,871	8,895	151.5%

Net sales increased approximately $162.0 million, or 52.3%, for the three months ended September 30, 2021, compared to the same period last year. The 52.3% increase in net sales for the three months ended September 30, 2021 was driven by 27.8% organic growth attributable to the Company’s legacy business that existed prior to the LSC acquisition and 24.6% related to LSC. Revenue grew in all regions. Contributing the Company's growth in net sales has been the success of our content expansion initiatives, particularly in the automotive market where revenue grew over 65% when compared to the same period last year, and 7% when compared to the three months ended June 30, 2021, contributing to a 8-year CAGR of 30%. Additionally, our Pericom products continued to set new revenue records, achieving 5 consecutive quarters of growth primarily driven by high-end computing applications. The Company has also experienced growth in higher-margin end markets which, when combined with increased loading at LSC facilities has enabled the Company to increase its net sales and margins, even in the midst of this supply-constrained environment.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
Industrial	24%	22%
Communications	16%	21%
Consumer	18%	27%
Computing	30%	19%
Automotive	12%	11%

With respect of total net sales by end-user markets, the LSC contribution to automotive, industrial, consumer and communication end-user markets was 6% or less for the three months ended September 30, 2021. The LSC contribution to the computing end-user market for the three months ended September 30, 2021 was approximately 46% of total computing net sales.

The industrial end-user market grew as we experienced strong demand for our products for low-dropout regulators for power tools, eMeters and other industrial applications. In the communications end-user market the Company has continued to focus on mobile, smartphone, and 5G applications. In the consumer end-user market the Company experienced increasing growth momentum in the IoT space. The computing end-user market grew due to continued demand for notebooks, Chromebooks, high-end PCs, servers and datacenter applications. The automotive end-user market grew as we captured both increasing market share and content gains as the Company penetrated new and existing automotive customers and applications.

Cost of goods sold increased approximately $91.8 million for the three months ended September 30, 2021, compared to the same period last year, due to the increased net sales during the third quarter of 2021. As a percent of sales, cost of goods sold was 61.6% for the three months ended September 30, 2021, compared to 64.1% for the same period last year. Average unit cost increased approximately 10.7% for the three months ended September 30, 2021, compared to the same period last year due to cost increases from various subcontractors and foundries. For the three months ended September 30, 2021, gross profit increased approximately 63.1% when compared to the same period last year. Gross profit margin for the three month periods ended September 30, 2021 and 2020 was 38.4% and 35.9%, respectively.

Operating expenses for the three months ended September 30, 2021, increased $30.7 million when compared to the three months ended September 30, 2020. Operating expenses as a percentage of net sales was 22.1% and 23.7% for the three months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses (“SG&A”) increased approximately $23.2 million, due to increases in wages and benefits, selling expenses and freight and duty expenses as compared to the same period last year. Research and development expenses (“R&D”) increased approximately $7.0 million due to increases in wages and benefits and professional services as compared to the same period last year. SG&A, as a percentage of net sales, was 14.4% for the three months ended September 30, 2021 and 2020. R&D, as a percentage of net sales, was 6.7% and 7.9% for the three months ended September 30, 2021 and 2020, respectively.

Interest income increased 454.3% for the three months ended September 30, 2021, compared to the same period last year, due to increased revenue related to cross currency swaps. Interest expense decreased 62.2% for the three months ended September 30, 2021, compared to the same period last year, due to a decrease in the interest rate on our floating rate debt and lower borrowing levels. Unrealized gain on investments increased from 2020 due to investment income from an investment the Company acquired in the LSC acquisition.

We recognized income tax expense of approximately $14.8 million and $5.9 million for the three months ended September 30, 2021 and 2020, respectively. The increase in income taxes for 2021 compared to 2020 was primarily attributable to an increase in pretax book income.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales.

	Percent of Net Sales
	Nine Months Ended September 30,
	2021	2020
Net sales	100%	100%
Cost of goods sold	(64)	(65)
Gross profit	36	35
Total operating expense	22	24
Income from operations	14	11
Total other income (expense)	1	(1)
Income before income taxes and noncontrolling interest	16	10
Income tax provision	(3)	(2)
Net income	13	8
Net income attributable to common stockholders	12	8

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2021	2020	Increase/(Decrease)	% Change
Net sales	$1,324,991	$878,845	$446,146	50.8%
Cost of goods sold	845,322	570,421	274,901	48.2%
Gross profit	479,669	308,424	171,245	55.5%
Total operating expense	289,675	213,848	75,827	35.5%
Interest income	2,351	579	1,772	306.0%
Interest expense	(6,298)	(7,643)	(1,345)	(17.6%)
Foreign currency gain (loss), net	(984)	(6,143)	(5,159)	(84.0%)
Unrealized gain on investments	14,838	-	14,838	N/A
Other income	6,398	2,902	3,496	120.5%
Income tax provision	36,320	15,097	21,223	140.6%

Net sales increased approximately $446.1 million for the nine months ended September 30, 2021, compared to the same period last year, setting a record both organically and on a consolidated basis. The 50.8% increase in net sales for the nine months ended September 30, 2021 was driven by 26.4% organic growth and 24.3% related to LSC. The Company achieved growth in global point-of-sale revenue, automotive and computing end-user markets combined with revenue growth for our Pericom branded products for high-end personal computers, servers and data center applications. For the nine months ended September 30, 2021, weighted-average sales price increased 6.4% when compared to the same period last year.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Industrial	23%	23%
Communications	17%	22%
Consumer	18%	26%
Computing	30%	18%
Automotive	12%	11%

With respect of total net sales by end-user markets, the LSC contribution to automotive, industrial, consumer and communication end-user markets was 7% or less for the nine months ended September 30, 2021. The LSC contribution to the computing end-user market for the nine months ended September 30, 2021 was approximately 46% of total computing net sales.

Contributing to the Company's growth in net sales has been the success of our content expansion initiatives, particularly in the automotive market and in our Pericom products, which continued to set new revenue records. The Company has also experienced growth in higher-margin end markets which, when combined with increased loading at LSC facilities, has enabled us to increase our top-line revenue and margins, even in the midst of this supply-constrained environment.

Cost of goods sold increased approximately $274.9 million for the nine months ended September 30, 2021, compared to the same period last year, due to the increased net sales during 2021. As a percent of sales, cost of goods sold was 63.8% for the nine months ended September 30, 2021, compared to 64.9% for the same period last year. Average unit cost increased approximately 4.6% for the nine months ended September 30, 2021, compared to the same period last year due to cost increases from various subcontractors and foundries. For the nine months ended September 30, 2021, gross profit increased approximately 55.5% when compared to the same period last year. Gross profit margin for the nine month periods ended September 30, 2021 and 2020 was 36.2% and 35.1%, respectively.

Operating expenses for the nine months ended September 30, 2021, increased $75.8 million when compared to the nine months ended September 30, 2020. Operating expenses as a percentage of net sales was 21.9% and 24.3% for the nine months ended September 30, 2021 and 2020, respectively. SG&A increased approximately $54.2 million, due to higher levels of wages and benefits, selling costs, freight and duty and operating expenses. R&D increased approximately $19.6 million due to higher levels of wages and benefits, professional services, operating expense and depreciation, as compared to the same period last year. Amortization of acquisition related intangibles decreased $0.1 million, compared to the same period last year. SG&A, as a percentage of net sales, was 14.1% and 15.0% for the nine months ended September 30, 2021 and 2020, respectively. R&D, as a percentage of net sales, was 6.7% and 7.9% for the nine months ended September 30, 2021 and 2020, respectively.

Interest income increased 306.0% for the nine months ended September 30, 2021, compared to the same period last year, due to increased revenue related to cross currency swaps. Interest expense decreased 17.6% for the nine months ended September 30, 2021, compared to the same period last year. The decrease in interest expense for the three months ended September 30, 2021 was due to a decrease in the interest rate on our floating rate debt, lower borrowing levels. Unrealized gain on investments increased from 2020 due to investment income from an investment the Company acquired in the LSC acquisition.

We recognized income tax expense of approximately $36.3 million and $15.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in income taxes for 2021 compared to 2020 was primarily attributable to an increase in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $117.1 million. At September 30, 2021, outstanding borrowings were $15.7 million, attributable to ERIS and outstanding letters of credit were $1.4 million under the Asia credit facilities.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”) consisting of a term loan with a current balance of $108.4 million and a $150.0 million revolving senior credit facility, of which nothing was drawn on September 30, 2021. The Credit Agreement matures in May 2023.

In addition to the liquidity provided by the Credit Agreement ERIS borrowed $30.0 million on a long-term basis from local Taiwan banks. The ERIS debt matures in periods through 2033.

At September 30, 2021 and December 31, 2020, our working capital was $619.3 million and $514.2 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Capital expenditures (including accrued capital expenditures) for the nine months ended September 30, 2021 and 2020 were $100.3 million and $47.5 million, respectively. For the first nine months of 2021 capital expenditures were approximately 7.6% of our net sales. Capital expenditures for the nine months ended September 30, 2021, is in line with our capital spending target range of 5% to 9% of net sales.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of September 30, 2021, our foreign subsidiaries held approximately $257.7 million of cash, cash equivalents and investments of which approximately $28.3 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $28.3 million is held in Germany, China, Korea, and Taiwan.

As of September 30, 2021, we had short-term investments totaling $7.4 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $320.5 million at December 31, 2020 to $284.8 million at September 30, 2021. This decrease is cash, cash equivalents and restricted cash reflects normal operations of the Company.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2021	2020
Net cash flows provided by operating activities	$260,989	$126,435
Net cash and cash equivalents used in investing activities	(89,299)	(51,776)
Net cash and cash equivalents (used in) provided by financing activities	(210,259)	294,680
Effect of exchange rate changes on cash and cash equivalents	2,878	10,988
Net increase in cash and cash equivalents, including restricted cash	$(35,691)	$380,327

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2021 was $261.0 million. Net cash flows provided by operating activities for the nine months ended September 30, 2021 resulted from net income of $170.0 million, depreciation and amortization of intangible assets of $91.9 million, share-based compensation of $24.9 million and an increase in deferred taxes of $1.0 million. The increases were partially offset by a noncash gain on an investment of $15.1 million and a decrease in noncash working capital accounts of $12.5 million. Net cash flows provided by operating activities for the nine months ended September 30, 2020 was $126.4 million. Net cash flows provided by operating activities for the nine months ended September 30, 2020 resulted from net income of $69.2 million, depreciation and amortization of intangible assets of $80.4 million, and share-based compensation of $18.7 million, partially offset by a decrease in deferred taxes of $10.2 million, a decrease in inventories of $20.5 million and a decrease in noncash working capital accounts, excluding inventory, of $20.3 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $89.3 million for the nine months ended September 30, 2021. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2021 was primarily due to the purchase of property, plant and equipment of $86.1 million, $15.0 million of investment in an early stage, privately held fabless wafer facility, consisting of $10.0 million of preferred stock and a $5.0 million convertible promissory note, and the net purchase of short-term investments of $1.1 million, partially offset by the proceeds from the sale of property, plant and equipment of $3.1 million and other investing cash inflows of $11.0 million for the nine months ended September 30, 2021. Net cash and cash equivalents used in investing activities was $51.8 million for the nine months ended September 30, 2020. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2020 was primarily due to the purchase of property, plant and equipment of $48.5 million and the additional investment by the Company’s subsidiary ERIS in Yea-Shin of $6.1 million, bring ERIS’ ownership of Yea-Shin to approximately 99.5%. These outflows of cash were partially offset by net proceeds from the maturity of short-term investments of $1.9 million for the nine months ended September 30, 2020.

Financing Activities

Net cash and cash equivalents used in financing activities was $210.3 million for the nine months ended September 30, 2021. Net cash used in financing activities in the nine months ended September 30, 2021 consisted primarily of $201.2 million of net reductions in our debt and taxes paid on net share settlements of $14.7 million, partially offset by a capital contribution for a noncontrolling interest of $4.0 million. Net cash and cash equivalents provided by financing activities was $294.7 million for the nine months ended September 30, 2020. Net cash provided by financing activities in the nine months ended September 30, 2020 consisted primarily of $305.7 million, net advances on our debt facilities, including $305.0 million in anticipation of closing the LSC acquisition, which happened in November 2020, partially offset by taxes paid on net share settlements of $8.2 million.

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

China has been experiencing electricity rationing, leading to higher electricity prices and which could lead to electricity curtailments affecting our ability to operate our China-based manufacturing facilities.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of September 30, 2021, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 22, 2021, other than the additional risk factor below related to electricity demand in China referred to below..

China has been experiencing electricity rationing, leading to higher electricity prices and which could lead to electricity curtailments affecting our ability to operate our China-based manufacturing facilities.

Due to a shortage of coal to operate its coal-fueled power plants and high demand for Chinese manufactured goods that creates a higher demand for power, China has been experiencing power rationing and rising electricity prices. Continued shortages of electricity and/or rising electricity prices could lead to the Company not being able to operate its China-based manufacturing facilities at the level desired and/or could lead to the Company paying more for electricity in China. The inability to operate plants at desired capacity and/or an increase in electricity prices could adversely affect our cash flows, operating results and financial condition.

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

DIODES INCORPORATED
(Registrant)

November 3, 2021	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2021	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)