Form 10-K
period 2021-12-31
DIODES INC /DEL/
filed 2022-02-18
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the 42,101,268 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $79.77 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.5 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 14, 2022 was 45,021,650.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

3

PART I

Item 1. Business.

GENERAL

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”) (Nasdaq: DIOD), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the consumer electronics, computing, communications, industrial, and automotive markets.

The Company's products include diodes; rectifiers; transistors; MOSFETs; GPP bridges; GPP rectifiers; protection devices; function-specific arrays; single gate logic; amplifiers and comparators; Hall-effect and temperature sensors; and power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, voltage references along with special-function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. The Company also has timing, connectivity, switching, and signal integrity solutions for high-speed signals.

The Company's corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California, respectively. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, Zhubei City, Taiwan; Shanghai and Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company's wafer fabrication facilities are located in Oldham, and Greenock, Scotland; Shanghai and Wuxi, China; and Keelung and Hsinchu, Taiwan. The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Wuxi, China; Neuhaus; and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Oldham; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich and Frankfurt, Germany; with support offices throughout the world.

•
The Company’s manufacturing facilities have achieved certifications in the internationally recognized standards of International Organization for Standardization ("ISO") 9001:2015, ISO 14001:2015, and, for automotive products, IATF 16949:2016;
•
The Company is also Customs Trade Partnership Against Terrorism ("C-TPAT") certified; and
•
The Company believes these Quality Awards reflect the superior quality-control techniques established at the Company and further enhance our credibility as a vendor-of-choice to Original Equipment Manufacturers ("OEMs") increasingly concerned with quality and consistency.

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, and Industrial IoT;
•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions;
•
Consumer: IoT, wearables, home automation, and smart infrastructure;
•
Computing: cloud computing including server, storage, and data center applications; and
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain.

Our product line includes over 29,000 products, and we shipped approximately 58 billion units in 2021 and 43 billion units in each of 2020 and 2019. From 2017 to 2021, our annual net sales grew from $1.1 billion to $1.8 billion, representing a compound annual growth rate of approximately 14.4%.

BUSINESS OUTLOOK

Our net sales increased approximately $575.9 million, or 46.9%, for the twelve months ended December 31, 2021, compared to the prior year, due primarily to our content expansion initiatives, improvements in product mix, overall strong demand for our products (especially in comparison to the negative effect of Covid-19 in 2020), and record revenue in the automotive, industrial, communication and consumer end-user markets. The 46.9% increase in net sales for the twelve months ended December 31, 2021 was driven, by a 25.5% organic growth attributable to the Company’s legacy business that existed prior to the Lite-On Semiconductor (“LSC”) acquisition and 21.4% is related to the positive net sales increase from the acquisition of LSC. Contributing to the Company's growth in net sales has been the success of our focused expansion initiative in the automotive market where revenue grew over 59% when compared to year 2020, generating an 8-year CAGR of 30%. Additionally, our Pericom product line continued to set new revenue records, achieving 5 consecutive quarters of growth. The Company has experienced growth in higher-margin end markets which, when combined with increased manufacturing loading at LSC facilities, has enabled the Company to increase its net sales and margins, even in the midst of the current supply-constrained environment. For the twelve months ended December 31, 2021, weighted-average sales price of the Company's products increased 9.5% when compared to the same period last year. This represents the improved product mix across the portfolio, as well as price increases to offset supply chain cost increasing.

We continue to work towards our previously stated goals for 2025 of $1.0 billion in gross profit based upon $2.5 billion in revenue and a gross margin of 40%. At a high level, tactics we intend to use to accomplish these goals include:

•
Total systems solutions sales approach and content expansion driving growth:
•
Increased focus on high-margin automotive, industrial, and Pericom product lines; and
•
Investment in technology leadership in target products, fab processes, and advanced packaging.

Acquisitions also remain a part of our growth strategy to reach our revenue goal. In November 2020 we acquired LSC and its subsidiaries. The acquisition of LSC broadened our discrete product offerings, including providing us with a leadership position in glass-passivated bridges and rectifiers that allows us to further extend our position in the automotive and industrial markets consistent with our overall growth strategy. Further, the acquisition expands our wafer fabrication and assembly and test capacity. We believe we have the opportunity to improve LSC’s profitability through operating and manufacturing improvements as well as increased factory utilization.

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

SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing, and distribution facilities. We sell product primarily through our operations in Asia, the Americas, and Europe. See Note 16 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR INDUSTRY

Semiconductors are critical components used to manufacture a broad range of electronic products and systems. Since the invention of the transistor in 1948, continuous improvements in semiconductor processes and design technologies have led to smaller, more complex, and more reliable devices at a lower cost per function. The availability of low-cost semiconductors, together with increased consumer demand for sophisticated electronic systems, has led to the proliferation of semiconductors in diverse end-use applications.

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing – Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. Our manufacturing facilities provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. See “Risk Factors – During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Integrated packaging expertise – Our expertise in designing and manufacturing innovative and proprietary packaging solutions enables us to package a variety of different device functions into an assortment of packages ranging from miniature chip-scale packaging to packages that integrate multiple separate discrete and/or analog chips into a single semiconductor product called an array. Our ability to design and manufacture multi-chip semiconductor solutions as well as advanced integrated devices provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for the industrial, consumer electronics, communications, computing and automotive markets.

Broad customer base and diverse end-markets – Our customers are comprised of leading direct sales customers as well as major electronic manufacturing services (“EMS”) providers. We serve over 50,000 customers worldwide. Although some of these customers are direct, the majority of our customers are served through our more than 50 distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

Customer-focused product development – Effective collaboration with our customers and a commitment to customer service are essential elements of our business. We believe focusing on dependable delivery and support tailored to specific end-user applications and solution-selling approach has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete, logic and analog and mixed-signal semiconductor marketplace. We believe our close relationships with our customers have provided us with keener insight into our customers’ product needs. This results in a stronger demand for our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog and mixed-signal semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as: IoT, wearables, home automation, and smart infrastructure, portables such as smartphones, tablets and notebooks; other consumer electronics and computing devices; as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2021 and 2020, we continued to achieve many significant new design wins with our direct sales customers. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Expand our available market opportunities – We believe we have many paths to increasing our addressable market opportunities. From a product perspective, we intend to continue expanding our product portfolio by developing derivative and enhanced performance devices that target adjacent markets and end-equipment. We will continue to cultivate new and emerging customers within our targeted markets, further increasing our already broad customer base. As we focus on new customers, we try to expand our product portfolio penetration within these new, as well as existing, customers. As we expand our extensive range of high power efficiency and small form factor packages, we plan to introduce new and existing product functions in these new packages to allow an even greater market coverage.

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

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines or companies in order to enhance our product portfolio and accelerate our new product offerings. Since 2006 we have acquired a number of companies that enhanced our product portfolio, including Pericom Semiconductor Corporation (“Pericom”) in 2015. In 2019, we acquired from Texas Instruments a 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”). The acquisition of GFAB adds to our existing global footprint, but also provides expanded wafer capacity to support our product growth, in particular for the automotive market. In November 2020 we acquired LSC and its subsidiaries. The acquisition of LSC broadened our discrete product offerings, including providing us with a leadership position in glass-passivated bridges and rectifiers that will allow us to extend our position in the automotive and industrial market spaces consistent with our overall growth strategy. Further, the acquisition expanded our wafer fabrication and assembly and test capacity. We believe we have an opportunity to improve LSC’s profitability through operating and manufacturing improvements as well as increased factory utilization.

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

OUR PRODUCTS

Our market focus is on high-growth, end-user applications in the following areas:

Discrete semiconductor products, including: MOSFET, TVS, performance Schottky rectifiers; GPP bridges, GPP rectifiers and performance Schottky diodes; Zener diodes and performance Zener diodes, including tight tolerance and low operating current types; standard, fast, super-fast and ultra-fast recovery rectifiers; bridge rectifiers; switching diodes; small signal bipolar transistors; prebiased transistors; MOSFETs; thyristor surge protection devices; and transient voltage suppressors;

Analog products, including: power management devices such as AC-DC and DC-DC converters, USB power switches, low dropout and linear voltage regulators; standard linear devices such as operational amplifiers and comparators, current monitors, voltage references, and reset generators; LED lighting drivers; audio amplifiers; and sensor products including Hall-effect sensors and motor drivers;

Mixed-signal products including: High speed mux/demux, digital switches, interface, redrivers, universal level shifters/voltage translators, clock ICs, and packet switches;

Standard logic products including low-voltage complementary metal-oxide-semiconductor (“CMOS”) and advanced high-speed CMOS devices; ultra-low power CMOS logic; and analog switches;

Multichip products and co-packaged discrete, analog and mixed-signal silicon in miniature packages;

Silicon and silicon epitaxial wafers used in manufacturing these products; and

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

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets *	2021	2020	2019	End product applications
Industrial	23%	23%	28%

Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HVAC/LED lighting, retrofit bulb, smart meters and embedded computers

Communications	16%	21%	23%	5G networks, smartphones, IP gateways, routers, switches, hubs, fiber optics and charging solutions
Consumer	19%	25%	23%

Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches, wearable IoT, home automation and smart infrastructure

Computing	30%	20%	16%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, storage, cloud computing, and data center applications
Automotive	12%	11%	10%	ADAS (advanced driver assistance systems), telematics, infotainment, lighting, BLDC motor control, electrification and powertrain, and battery management
* Amounts in the table may not total 100% due to rounding

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of innovative surface-mounted packages. Our focus on the development of smaller, more thermally efficient, and increasingly-integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature high power density packaging, enabling us to fit our components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components. Our products are well suited for broad applications in the industrial, communications, consumer electronics, computing and automotive applications as highlighted in the table above.

CUSTOMERS

We serve over 50,000 customers worldwide. Although some of these customers are direct, the majority of our customers are served through our more than 50 distributors. Our customers represent leading direct sales customers representing a broad range of industries, leading EMS providers and leading distributors.

For the years 2021, 2020 and 2019, our direct sales and EMS customers together accounted for 34%, 34% and 33%, respectively, of our net sales. One customer, a broad-based distributor serving thousands of customers, accounted for 10% or more of our net sales in 2019, but not 10% of our outstanding accounts receivable at December 31, 2021 or 2020. In addition, for information concerning our business with related parties, see “Business – Certain Relationships and Related Party Transactions.”

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2021, 2020 and 2019:

Net Sales by Region	2021	2020	2019
Asia	$1,439,545	$961,376	$942,576
Europe	220,772	171,985	181,016
Americas	144,845	95,854	125,538
Total net sales	$1,805,162	$1,229,215	$1,249,130

Net Sales by Type	2021	2020	2020
Direct sales	$607,645	$419,024	$407,851
Distributor sales	1,197,517	810,191	841,279
Total net sales	$1,805,162	$1,229,215	$1,249,130

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales from products shipped to China for the twelve months ended December 31, 2021, 2020 and 2019, was $938.1 million $649.9 million and $633.8 million, respectively.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., the U.K., France, Germany, Italy, Korea, Japan, Hong Kong, Taiwan, Turkey, and China. We also have independent sales representatives in the U.S., Asia, and Europe. In addition, we have distributors in the U.S., Asia, and Europe. As of December 31, 2021, our direct global sales and marketing organization consisted of approximately 464 employees operating out of 20 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai, Shenzhen, Wuhan, Guangzhou, Jinan, and Qingdao, China; Gyeonggi, South Korea; Munich and Frankfurt, Germany;

Oldham, England; Tokyo, Japan; Milpitas, California and Plano, Texas, USA. As of December 31, 2021, we also had more than 15 independent sales representative firms marketing our products.

Our marketing group focuses on our product strategy, product development roadmap, new product introduction process, demand assessment and competitive analysis. Our marketing programs include participation in industry tradeshows, technical conferences and technology seminars, online marketing including our website, email and social media, sales training and public relations. Our marketing group works closely with our sales and research and development teams to align our product development roadmap. Our marketing group coordinates its efforts with our product development, operations and sales groups, as well as with our customers, sales representatives and distributors. We support our customers through our global field application engineering and customer support organizations.

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

MANUFACTURING OPERATIONS AND FACILITIES

We operate nine assembly and test facilities; seven located in China, one located in Taiwan and one located in Germany. We operate eight wafer fabrication facilities; four located in China, two located in Taiwan and two located in Great Britain.

In 2010, we entered into an agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). In connection with the agreement with CDHT, we formed a joint venture entity with a Chinese company, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test manufacturing facility in Chengdu, China. We currently own approximately 98% of the equity of the joint venture entity. The CDHT granted the joint venture entity a 50-year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. We believe this arrangement will be a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2021, we have invested in this joint venture approximately $222.9 million, primarily for infrastructure, buildings and equipment-related capital expenditures. For the years ending December 31, 2021 and 2020, our total cash capital expenditures were approximately $141.2 million and $75.8 million, respectively.

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

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of new product lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations. Our backlog of orders, based on expected ship date, was $793.1 million at December 31, 2021 and $618.3 million at December 31, 2020.

PATENTS, TRADEMARKS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY RIGHTS AND LICENSES

We generally rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality agreements, license agreements and policies to protect our intellectual property rights and proprietary technology, and to maintain our competitive position.

Despite these measures, we may not always succeed in protecting our intellectual property or preventing misappropriation of our intellectual property rights. Other companies may independently develop similar technologies or seek to challenge, invalidate or circumvent our intellectual property rights. We acquired or licensed or sublicensed numerous intellectual property rights in connection with our acquisitions over the years. We have registered several of our trademarks in the U.S. and other countries, and seek to strengthen our brand to distinguish our products in the marketplace. We maintain a patent portfolio comprised of both U.S. and foreign patents and have patent applications pending in the U.S. and other countries. We expect to continue to file patent applications in the U.S. and abroad covering technologies and products considered to be important to our business. We do not believe any individual patent, group of patents, or the expiration thereof would materially affect the operation of our business. For proprietary technology or related know-how that is not covered by our patent strategy, we seek to protect them as trade secrets through contracts and policies to maintain their secrecy and confidentiality.

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

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic, analog and mixed-signal semiconductor components market, making competition intense. Some of our larger competitors include Infineon Technologies A.G., Epson, Kyrocera, NXP Semiconductors N.V., ON Semiconductor Corporation, Renesas Electronics Corporation, Rohm Electronics USA, LLC, Texas Instruments and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we do. Accordingly, we, from time to time, may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price, features, availability and quality of our products, and our ability to design products and deliver customer service in keeping with our customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors – The semiconductor business is highly competitive, and increased competition may harm our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENGINEERING AND RESEARCH AND DEVELOPMENT

Our engineering and research and development groups consist of applications, circuit design, and product development engineers who assist in determining the direction of our future product lines. One of their key functions is to work closely with market-leading customers to further refine, expand and improve our product portfolio within our target product types and packages. In addition, customer requirements and acceptance of new package types are assessed, and we seek to develop new, higher-density and more energy-efficient packages to satisfy customers’ needs.

Product development engineers work directly with our semiconductor circuit design and layout engineers to develop and design products that match our customers’ requirements. We seek to capture the customers’ electrical and packaging requirements and translate those requirements into product specifications which can then be designed and manufactured to support customers’ end-system applications.

HUMAN CAPITAL MANAGEMENT

As an international semiconductor company with a global footprint, the Company recognizes the important role its human capital plays in a talent-based economy, and what the impact of effective and efficient human capital management has on its long-term strategic success and sustainable growth. Our employees are our most critical asset—they contribute to our financial success for the benefit of all our stakeholders and they are collaborators and contributors to the success of the communities in which we live and work. Human capital management affects many aspects of our operations, including recruitment and talent acquisition, retention, training, workforce optimization, performance management, workplace safety, employee health and wellness, employee engagement, and diversity and inclusion.

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

Employee Safety - As an employer with a global workforce, we seek to provide safe working conditions and encourage our employees to engage in safe behaviors while completing their assigned job duties. We have programs to enhance the occupational health and safety of our employees and to promote employee wellness. These initiatives are designed to yield positive business outcomes, such as less absenteeism, more motivated and engaged workforce, higher productivity, more consistent quality performance, and a better corporate image in our local communities—which in turn should help us attract talent and maintain a stable workforce.

Employee Demographics - We regularly review our workforce demographics and organizational structure to ensure that we have an efficient organization positioned to deliver cost-effective, high-quality products to our customers and to serve the markets in which we operate. Diversity and inclusion considerations are embodied in many aspects of our operations, including pipeline opportunities.

As of December 31, 2021, we employed 8,921 employees (including approximately 984 temporary labor or independent contractors). 7,863 of our employees were in Asia, 223 were in the Americas. and 835 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement and in Europe all our employees are covered by individual employment agreements with some collective bargaining agreements in place. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, Taiwan and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2021, 2020 and 2019, our capital expenditures for environmental controls have not been material. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”) and Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”).

Keylink is a 5% joint venture partner in our Shanghai assembly and test facilities. We sell products to, and purchase inventory from, companies owned by Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to Keylink. We also pay a consulting fee to Keylink.

Our Chairman and CEO serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process.

JCP is an FCP manufacturing company from which we purchase material and in which we have made an equity investment. We account for this investment using the equity method of accounting.

We consider our relationships with Keylink, Nuvoton and JCP to be mutually beneficial and plan to continue these strategic alliances.

Prior November 30, 2020, LSC was our largest stockholder and a related party. As of November 30, 2020, we acquired LSC and they are no longer a stockholder or related party.

The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

OTHER INFORMATION

We were incorporated in 1959 in California and reincorporated in Delaware in 1968.

SEASONALITY

Historically, our net sales have been affected by the cyclical nature of the semiconductor industry, whereby typically the fourth quarter is the quarter of the calendar year with the smallest revenue. In addition, our net sales have been subject to some additional seasonal variation with weaker net sales in the first quarter. See Note 20 (unaudited) of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on our quarterly results.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Many of the statements, included in this Annual Report on Form 10-K contain forward-looking statements and forward-looking information relating to the Company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” or similar phrases or the negatives of such terms. We base these statements on our management’s beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in the “Risk Factors” section of this Annual Report and the “Risk Factors” section of other documents we file with the SEC, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

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

Summary

RISKS RELATED TO OUR BUSINESS

The impact of the continuing COVID-19 pandemic may have a material adverse effect on our business, financial condition and results of operations.

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

A significant part of our growth strategy involves acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition.

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

Certain of our employees in the U.K. participate in a company-sponsored defined benefit plan which subjects the Company to risks associated with the estimates and assumptions used in calculating expense and funding requirements recorded in the Company’s consolidated financial statements. Inaccuracies or changes in these estimates could require material changes in the expense and funding required.

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

RISKS RELATED TO OUR BUSINESS

The impact of the continuing COVID-19 pandemic may have a material adverse effect on our business, financial condition and results of operations.

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways including, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), ordering businesses to close or limit operations and ordering people to stay at home (i.e., shelter in place), and imposing travel restrictions (including quarantine requirements).

Given these governmental actions, there is no assurance that we will be permitted to operate under every current or future government order or other restriction and in every location where we maintain operations. Any long-term limitations on, or long-term closures of, our manufacturing facilities in Asia or Europe would have a negative adverse impact on our ability to manufacture, sell and ship products and service customers and would have a material adverse impact on our business, financial condition and results of operations.

In addition, the COVID-19 pandemic may cause disruptions to the business and operations of our suppliers and customers, which would adversely impact our business, financial condition and results of operations.

During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results and financial condition.

The semiconductor industry is characterized by high fixed costs. Notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult economic environments, we could be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, the costs associated with this excess capacity are expensed immediately and not capitalized into inventory, and we generally experience lower gross margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, operating results and financial condition.

Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our operating results and financial condition.

The semiconductor industry is highly cyclical, and periodically experiences significant economic downturns characterized by diminished product demand, production overcapacity, excess inventory, which can result in rapid erosion in average selling prices and significant net sales declines, which may harm our operating results and financial condition.

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

The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability, technological innovation and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Infineon Technologies A.G., Epson, Kyrocera, NXP Semiconductors N.V., ON Semiconductor Corporation, Renesas Electronics Corporation, Rohm Electronics USA, LLC, Texas Instruments and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our business, operating results and financial condition.

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

Our product range and new product development program are focused on low pin count semiconductor devices with one or more active or passive components. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-effective basis. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

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

Our manufacturing operations depend upon obtaining adequate supplies of raw materials, manufacturing services, product and process development, parts and equipment on a timely basis from third parties. In some instances, a supplier may be our sole-source supplier. Any interruption in, or change in the cost or quality of, the supply of raw materials, manufacturing services, product and process development, parts or equipment needed to manufacture our products could adversely affect our reputation with customers, operating results and financial condition.

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

A significant part of our growth strategy involves acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition.

A significant part of our growth strategy involves acquiring companies. We may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, operating results and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

•
higher than anticipated acquisition costs and expenses;
•
use a significant portion of our cash and incur additional debt;
•
issue equity securities, which would dilute current stockholders’ percentage ownership;
•
dilute existing shareholders;

•
incur or assume contingent liabilities, known or unknown;
•
incur amortization expenses related to intangibles;
•
incur large, immediate accounting write-offs;
•
incur substantial expense and diversion of management attention, regardless of the success of the acquisition;
•
create goodwill and other intangible assets that may require impairment charges in the future;
•
unexpected losses of key employees or customers of the acquired company;
•
delays in obtaining customer qualification of acquired facilities;
•
bringing the acquired company’s standards and processes, including disclosure controls and procedures and internal control over financial reporting, into conformance with our operations;
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

Stakeholders such as investors, employees and the communities in which we operate have increased their focus on our ESG and sustainability related activities, specifically in the corporate social and environmental responsibility (“CSER”) areas. Some investors and customers may use our ESG and sustainability related information as well as third party ESG ratings and metrics to guide their investment strategies and product purchases. If our CSER policies and practices are perceived to be inadequate, we could face reputational damages or loss of sales and our financial results may be adversely affected.

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

We currently have a floating rate debt that is subject to interest rate changes. See “Liquidity and Capital Resources” below and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December 31, 2021, an increase or decrease in interest rates by 1.0% for the year on our long-term debt would increase or decrease our annual interest rate expense by approximately $2.9 million.

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

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2021, $285.0 million in long-term debt was outstanding. In addition and we have short-term foreign credit facilities with borrowing capacities of approximately $122.5 million with an unused amount of $103.4 million.

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

Current interest rates on a significant amount of our outstanding debt are variable and include the use of the London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the U.K. Financial Conduct Authority, the regulator of LIBOR, announced that USD LIBOR rates will no longer be published after June 30, 2023. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point which may impact our credit facility and interest rate swaps. The use of an alternative base rate or a benchmark replacement rate as a basis for calculating interest with respect to any outstanding variable rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in our costs of capital or otherwise have a material adverse impact on our business, financial condition or results of operations.

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

Our ability to comply with the U.S. credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants or restrictions could result in an event of default under the facility. An event of default under the facility would permit the lenders under the facility to declare all amounts owed under such facility to be immediately due and payable in full. Upon acceleration of our indebtedness, we may be unable to repay the accelerated amount of principal and interest on the credit facilities that would then be due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition-Debt instruments” in Part II, Item 7 of this Annual Report for additional information.

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our operating results and financial condition.

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Chengdu, Jinan, Shanghai and Wuxi, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition. One of our manufacturing facilities and one of our wafer fabrication facilities located in Shanghai were approved for HNTE status for the tax years 2018-2020. The Company expects to continue to meet HTND requirements in future years. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount. Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

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

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately ($0.2) million, $0.9 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the twelve months ended December 31, 2021, 2020 and 2019 was approximately $0.00, $0.02 and $0.06, respectively.

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

Certain of our employees in the U.K. participate in a company-sponsored defined benefit plan (the “Plan”), which subjects the Company to risks associated with the estimates and assumptions used in calculating expense and funding requirements recorded in the Company’s consolidated financial statements. Inaccuracies or changes in these estimates could require material changes in the expense and funding required.

In accounting for the Plan, we are required to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include, but are not limited to, the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

The Plan’s obligation to pay pensions is estimated by using actuarial assumptions. To the extent that the Plan’s assets are not sufficient to meet the estimated amount of the Plan’s obligations, further funding of the Plan will be required by the Plan's sponsoring employers, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited, over an agreed upon deficit recovery period.

As of December 31, 2021, the benefit obligation of the plan was approximately $166.8 million and the total assets in such plan were approximately $155.0 million. Therefore, the plan was underfunded by approximately $11.7 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

The trustees under the Plan are required to review the Plan’s funding position every three years, with the next review scheduled in March 2022. The Plan most recent funding valuation as of March 31, 2019 resulted in a deficit of approximately GBP 26.7 million (approximately $34.7 million based on a GBP: USD exchange rate of 1:1.3). As a result of this valuation we agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid in annual installments with effect from April 1, 2020 to address the deficit revealed by the valuation (with the first payment to be made by March 31, 2021, and payments to be made by December 31 each year thereafter). If we fail to reach an agreement with the Plan trustees, as we are required to do every three years, the pension regulator in the U.K. could impose contribution requirements on Diodes Zetex Limited and Diodes Zetex Semiconductors Limited. This could have a material adverse effect on our cash flows, operating results and financial condition.

Compliance with government regulations and customer demands regarding the use of “conflict minerals” may result in increased costs and may have a negative impact on our business, operating results and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 imposes disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. These requirements affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We are incurring additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex, and we may be unable to verify the origins for all metals used in our products. Customers may demand that the products they purchase be free of conflict minerals. Therefore, we may encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free. This requirement could affect the sourcing and availability of products we purchase from suppliers. This may reduce the number of suppliers that may be able to provide conflict-free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

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

The majority of our manufacturing facilities are located in China. For the twelve months ended 2021, 2020 and 2019 our Asian and European subsidiaries represented approximately 76%, 78% and 77%, respectively, of our net sales. There are risks inherent in doing business internationally, including the following, any of which could cause harm to our business:

•
changes in, or impositions of, legislative or regulatory requirements, including income tax or value added tax laws in the U.S. and in the countries in which we manufacture or sell our products;
•
compliance with trade or other laws in a variety of jurisdictions;
•
trade restrictions, transportation delays, work stoppages, and economic and political instability;
•
changes in import/export regulations, tariffs and freight rates, environmental regulations and land use rights;
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

We believe that our operations are in compliance with all applicable legal and regulatory requirements in all material respects. However, changes in the political environment or government policies in those jurisdictions could result in revisions to laws or regulations or their interpretation and enforcement. In addition, a significant destabilization of relations between or among China, the U.K., Germany, Hong Kong, Taiwan and the U.S. could result in restrictions on our operations or the sale of our products or the forfeiture of our assets in these jurisdictions.

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

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2021 approximately 52% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act, the U.K.’s Bribery Act 2010, China’s anti-corruption campaign and similar worldwide anti-bribery laws.

The United States’ Foreign Corrupt Practices Act (“FCPA”), the United Kingdom’s Bribery Act 2010 (the “U.K. Bribery Act”), China’s anti-corruption campaign and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA, the U.K. Bribery Act and related anti-bribery laws. We have established procedures and controls to monitor internal and external compliance. There can be no assurance that our internal controls and procedures will protect us from reckless or criminal acts committed by our employees or agents, and we have no third party attestation to the effectiveness of our internal controls related to fraud and corruption. If we are found to be liable for FCPA, the U.K. Bribery Act and other anti-bribery law violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could incur criminal or civil penalties or other sanctions, which could have a material adverse effect on our business and operating results.

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

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2021, we had undistributed earnings from non-U.S. operations of approximately $1.5 billion (including approximately $207 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $449 million of this total. Additional Chinese withholding taxes of approximately $45 million would be required should the $449 million of such earnings be distributed out of China as dividends.

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
•
seasonality and variability in the industrial, consumer electronics, communications, computing, and communications markets;
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

As part of our growth strategy, we expect to acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

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

Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation, may hinder a take-over attempt.

Some provisions of Delaware law and our certificate of incorporation may delay or prevent a tender offer or takeover attempt, including those attempts that might result in a premium over the market price for the shares held by stockholders.

Section 203 of the Delaware General Corporation Law prohibits certain transactions, including business combinations, between a Delaware corporation and an “interested stockholder” for a period of three years after the date the stockholder becomes an interested stockholder. An "interested stockholder" is defined as a person who, together with any affiliates or associates, beneficially owns, directly or indirectly, 15.0% or more of the outstanding voting shares of a Delaware corporation.

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

A disruption in production at our manufacturing facilities could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events, including epidemics (such as the outbreak of the COVID-19 virus) and related travel restrictions. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production. Such disruptions could have an adverse effect on our operating results and financial condition.

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

Such problems could impede our sales, manufacturing, distribution or other critical functions or result in the loss, encryption or disclosure of such proprietary information and sensitive or confidential data relating to our business or third-party business or the unauthorized transfer of monetary assets as a result of fraud, trickery or other forms of deception, and could materially adversely affect our operating results, stock price and reputation.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in Plano, Texas. As of December 31, 2021, we own approximately 3.3 million square feet of property and lease approximately 3.2 million square feet of property, with leases expiring at various times between 2022 and 2028 and with land rights expiring in 2056. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. The table below sets forth the largest of the properties either owned or leased by the Company:

We believe our current facilities are adequate for the foreseeable future.

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, Texas	41,780
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321
Land use right/Manufacturing facilities/Administrative office/R&D center/Logistics	China - Chengdu	1,689,474
Regional sales office/R&D center/Warehouse	China - Hong Kong	360,395
Administrative office/Land use right/manufacturing facility/R&D center	China - Jinan, Shandong	1,059,907
Manufacturing facility/R&D center/Logistics/Dormitory/Manufacturing facility/Sales/Administrative office/Land use right	China - Shanghai	1,385,960
Regional sales office	China - Shenzhen	17,318
Administrative office/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Manufacturing facility/R&D center/Logistics/Administrative office	Scotland - Greenock	318,782
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	145,813
Regional sales office/Administrative office/Logistics/Regional Sales/Logistics	Taiwan - Taipei	52,348
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	78,899
Manufacturing	China - Wuxi	548,469
Manufacturing	Taiwan - Keelung	115,798
Manufacturing	Taiwan - Hsinchu	478,737

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

Holders

As of February 14, 2022, the approximate number of common stockholders was 3,994.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2022 definitive proxy statement, which we expect to file with the SEC in April 2022, in Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2021. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2016 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2021
		2016	2017	2018	2019	2020	2021
Diodes Incorporated	Return %		11.69	12.52	74.74	25.07	55.76
	Cum $	100	111.69	125.67	219.59	274.64	427.78

NASDAQ Industrial Index	Return %		25.21	(1.13)	27.17	52.72	8.81
	Cum $	100	125.21	123.79	157.42	240.42	261.60

NASDAQ Composite-Total Returns	Return %		29.64	(2.84)	36.69	44.92	22.18
	Cum $	100	129.64	125.96	172.18	249.51	304.85

Issuer Purchases of Equity Securities

There have been no repurchases of our Common Stock during the fourth quarter of 2021.

Item 6. Reserved.

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

Changes from Prior Periodic Reports

In this Annual Report on Form 10-K, we have revised our disclosures to comply with SEC Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105.” In addition, we have adopted the changes in the disclosure standards included in SEC Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, Supplementary Financial Information.”

The SEC issued Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105,” effective for annual periods beginning subsequent to November 2020. This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosures relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party.

The SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, Supplementary Financial Information” which became fully effective on August 9, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, this release eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amended the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.

With our adoption of this release, we have eliminated from this Annual Report on Form 10-K the items discussed above which were included in our prior Annual Reports on Form 10-K but which are no longer required. For further information on our contractual obligations see "Contractual Obligations" below.

General

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we,” or “our”) (Nasdaq: DIOD), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the consumer electronics, computing, communications, industrial, and automotive markets.

The Company's products include discrete semiconductor products, analog products, mixed-signal products, standard logic products, multichip products, wafers, and frequency control products.

The Company's corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California, respectively. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, Zhubei City, Taiwan; Shanghai and Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company's wafer fabrication facilities are located in Oldham, England Greenock, Scotland; Shanghai and Wuxi, China; and Keelung and Hsinchu, Taiwan. The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli and Keelung, Taiwan. Additional

engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, England; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich and Frankfurt, Germany; with support offices throughout the world.

•
The company’s manufacturing facilities have achieved certifications in the internationally recognized standards of ISO 9001:2015, ISO 14001:2015, and, for automotive products, IATF 16949:2016;
•
Diodes Incorporated is also C-TPAT certified; and
•
These Quality Awards reflect the superior quality-control techniques established at Diodes Incorporated and further enhance our credibility as a vendor-of-choice to OEMs increasingly concerned with quality and consistency.

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, and Industrial IoT;
•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions;
•
Consumer: IoT, wearables, home automation, and smart infrastructure;
•
Computing: cloud computing including server, storage, and data center applications; and
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the twelve months ended December 31 2021. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements. This discussion and analysis does not address certain items in respect of fiscal 2019 in reliance on amendments to disclosure requirements adopted by the SEC in 2019. A discussion and analysis of fiscal 2019 may be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021, and such discussion and analysis is hereby incorporated into this Form 10-K by this reference .

Summary for the Twelve Months Ended December 31, 2021

•
Net sales were $1.81 billion, an increase of 46.9% from the $1.23 billion in 2020;
•
Gross profit was $670.4 million, a 55.5% increase, compared to the $431.1 million in 2020;
•
Gross margin improved 200 basis points to 37.1% from 35.1% in 2020;
•
Operating income increased 105.4% to $276.0 million, or 15.3% of net sales, compared to $134.3 million, or 10.9% of net sales, in 2020;
•
Net income was $228.8 million, or $5.00 per diluted share, compared to $98.1 million, or $1.88 per diluted share, in 2020; and
•
We achieved $338.5 million cash flow from operations. We had cash capital expenditures of $141.2 million, or 7.8% of net sales. Net cash flow was a positive $46.3 million.

Summary for the Twelve Months Ended December 31, 2020

•
Net sales were $1.23 billion, a decrease of 1.6% from the $1.25 billion in 2019;
•
Gross profit was $431.1 million, a 7.4% decrease, compared to the $465.8 million in 2019;
•
Gross margin was 35.1%, a decrease of 220 basis points, compared to 37.3% in 2019;
•
Operating income decreased 33.0% to $134.3 million, or 10.9% of net sales, compared to $200.6 million, or 16.1% of net sales, in 2019;
•
Net income was $98.1 million, or $1.88 per diluted share, compared to $153.3 million, or $2.96 per diluted share, in 2019; and
•
We achieved $187.2 million cash flow from operations. We had $75.8 million of cash capital expenditures, or 6.2% of revenue. Net cash flow was a positive $61.0 million.

Business Outlook and Factors Relevant to Our Results of Operations

Our record financial performance in 2021 represents a significant step toward our 2025 business targets of $1.0 billion of gross profit, based upon net sales of $2.5 billion and gross margin of 40%. Acquisitions will continue to be part of our growth strategy to reach our 2025 revenue and gross profit goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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
•
Any other disruptions, such as change in the political or governmental policies, labor shortages, unplanned maintenance or other manufacturing problems; and
•
Other risks, uncertainties, and assumptions identified in item 1A, "Risk Factors," of this Annual Report on Form 10-K and risks, uncertainties, and assumptions reflected in other documents we file with the SEC.

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

Research and development

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for new product development and technology qualification. Research and development expenses are executed on a global basis and primarily associated with where the engineering talent is located, as well as the location of manufacturing sites participating in any required technology or process development. All research and development expenses are expensed as incurred.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	(62.9)	(64.9)
Gross profit	37.1	35.1
Operating expenses	(21.8)	(24.1)
Income from operations	15.3	10.9
Interest income	0.2	0.1
Interest expense	(0.4)	(1.0)
Foreign currency (loss) gain, net	(0.1)	(0.8)
Unrealized gain on investments	1.6	0.2
Other income (expenses)	1.0	0.5
Income before income taxes and noncontrolling interest	17.5	9,8
Income tax provision	4.4	1.7
Net income	13.1	8.1
Net (income) loss attributable to noncontrolling interest	(0.4)	0.1
Net income attributable to common stockholders	12.7	8.0

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K (in thousands).

	Twelve Months Ended
	December 31,
	2021	2020	Increase/ (Decrease)	% Change
Net sales	$1,805,162	$1,229,215	$575,947	46.9%
Cost of goods sold	1,134,802	798,094	336,708	42.2%
Gross profit	670,360	431,121	239,239	55.5%
Operating expenses
Selling, general and administrative	257,710	185,067	72,643	39.3%
Research and development	119,200	94,288	24,912	26.4%
Amortization of acquisition-related intangible assets	16,216	16,261	(45)	(0.3%)
Loss (gain) on disposal of fixed assets	246	106	140	132.1%
Other operating income	1,003	1,067	64	6.0%
Other income (expense)
Interest income	3,139	1,066	2,073	194.5%
Interest expense	(7,491)	(11,662)	(4,171)	(35.8%)
Foreign currency loss	(2,107)	(9,814)	(7,707)	(78.5%)
Unrealized gain on investments	28,018	2,083	25,935	1245.1%
Other income	17,551	4,336	13,215	304.8%
Income tax provision	78,807	21,112	57,695	273.3%

Net Sales

Our net sales increased approximately $575.9 million, or 46.9%, for the twelve months ended December 31, 2021, compared to the prior year, due primarily to our content expansion initiatives, improvements in product mix, overall strong demand for our products (especially in comparison to the negative effect of Covid-19 in 2020), and record revenue in the automotive, industrial, communication and consumer end-user markets. The 46.9% increase in net sales for the twelve months ended December 31, 2021 was driven, by a 25.5% organic growth attributable to the Company’s legacy business that existed prior to the LSC acquisition and 21.4% is related to the positive net sales increase from the acquisition of LSC. Contributing to the Company's growth in net sales has been the success of our focused expansion initiative in the automotive market where revenue grew over 59% when compared to year 2020, generating an 8-year CAGR of 30%. Additionally, our Pericom product line continued to set new revenue records, achieving 5 consecutive quarters of growth. The Company has experienced growth in higher-margin end markets which, when combined with increased manufacturing loading at LSC facilities, has enabled the Company to increase its net sales and margins, even in the midst of the current supply-constrained environment. For the twelve months ended December 31, 2021, weighted-average sales price of the Company's products increased 9.5% when compared to the prior year. This represents the improved product mix across the portfolio, as well as price increases to offset supply chain cost increasing.

The table below sets forth our revenue as a percentage of total revenue by end-user market:

Twelve Months Ended December 31,
End-Markets *	2021	2020	2019
Industrial	23%	23%	28%
Communications	16%	21%	23%
Consumer	19%	25%	23%
Computing	30%	20%	16%
Automotive	12%	11%	10%
* Amounts in the table may not total 100% due to rounding

Cost of Goods Sold

Cost of goods sold increased approximately $336.7 million for the twelve months ended December 31, 2021 compared to the same period last year, primarily as a result of the 46.9% increase in net revenue. As a percent of sales, cost of goods sold was 62.9% for the twelve months ended December 31, 2021, compared to 64.9% for the same period last year. Average unit cost increased 6.0% for the twelve months ended December 31, 2021, compared to the same period last year, due to cost increases from various subcontractors and foundries, as well as the cost for a more premium mix of products that were sold in 2021. For the twelve months ended December 31, 2021, gross profit increased approximately 55.5% when compared to the prior year. Gross profit margin for the twelve month periods ended December 31, 2021 and 2020, was 37.1% and 35.1%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2021 increased approximately $97.6 million, or 32.9%, compared to the same period last year. Selling, general and administrative expenses (“SG&A”) increased approximately $72.6 million. The increase in SG&A was driven by increases in wages and benefits, selling expenses and freight and duty charges. Research and development expenses (“R&D”) increased approximately $24.9 million primarily due to increases in wages and benefits, outside consulting and depreciation, associated with new product and new process development activities. One driver of the operating expense was a was a full year of LSC related operating expenses in 2021 versus one month in 2020. Amortization of acquisition-related intangibles decreased approximately 0.3% reflecting the overall reduction in the balance of intangible assets subject to amortization. SG&A, as a percentage of sales, was 14.3% and 15.1% for the twelve-month periods ended December 31, 2021 and 2020, respectively. R&D, as a percentage of sales, was 6.6% and 7.7% for the twelve-month periods ended December 31, 2021 and 2020, respectively.

Other (expense)/income

Interest income increased $2.1 million for the twelve months ended December 31, 2021, due to income received from cross currency swaps. The decrease in interest expense is due to a decrease in the interest rate on our floating rate debt and lower borrowing levels. Foreign currency losses decreased $7.7 million during the twelve months ended December 31, 2021 due to the effectiveness of the Company's hedging program. Unrealized gain on investments increased from 2020 due to investment income from investments the Company acquired in the LSC acquisition.

Income tax provision

We recognized income tax expense of approximately $78.8 million for the twelve months ended December 31, 2021, and income tax expense of approximately $21.1 million for the twelve months ended December 31, 2020, resulting in effective income tax rates of 25.0 % and 17.5%, respectively. The increase in the effective tax rate for 2021 compared to 2020 is primarily attributable to an increase in overall pre-tax book income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment. Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to foreign withholding taxes. The Company has recorded outside basis differences in the limited instances where they do not assert permanent reinvestment. As of December 31, 2021, our foreign subsidiaries held approximately $231.4 million of cash, cash equivalents and investments of which approximately $36.8 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, funds from operations and, if necessary, borrowings under our credit facilities.

Liquidity requirements

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund ongoing operations. For 2021 and 2020 our working capital was $716.6 million and $514.2 million, respectively. In 2021, our working capital increased primarily due to increases in cash and cash equivalents, accounts receivable, and inventories, reflecting the increase in net sales in 2021 compared to 2020. Also contributing was a decrease in the outstanding debt under our lines of credit. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

Short-term investments

As of December 31, 2021, we had short-term investments of approximately $6.5 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling approximately $122.5 million at December 31, 2021. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2021, was approximately $103.4 million, net of $18.1 million advanced under our foreign credit lines, attributable to our 51% owned subsidiary, Eris Technology Company ("ERIS"), and $1.0 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”) consisting of a term loan with a current balance of $155.1 million and a $200.0 million revolving senior credit facility. Nothing was drawn on the $200.0 million revolving senior credit facility as of December 31, 2021. The revolving senior credit facility and term loan mature on May 29, 2024. Both the term loan portion and the revolving portion of the Credit Agreement bear an interest rate at LIBOR or similar other indices plus a specified margin. The

Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement. In addition to the credit facilities described above, ERIS has long-term debt of $29.8 million from local Taiwan banks. The ERIS debt matures in various periods through 2033.

On January 22, 2021, Diodes Hong Kong Limited, a company incorporated under the laws of Hong Kong and a subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement”) with The Hongkong and Shanghai Banking Corporation Limited and the other parties identified therein pursuant to which Diodes Hong Kong Limited obtained from the lenders a US Dollar revolving loan facility in an aggregate amount equal to $100.0 million. Diodes Hong Kong Limited used a portion of the proceeds from such revolving loan facility (i) to refinance certain existing indebtedness and (ii) to finance working capital requirements and its general corporate purposes.

Capital expenditures and investments

In 2021 and 2020, our total cash capital expenditures were approximately $141.2 million and $75.8 million, respectively, which includes approximately $29.4 million and $15.4 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2021 and 2021, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our office buildings. Cash capital expenditures in 2021 were approximately 7.8% of our net sales.

We were party to an investment agreement with the Management Committee of the CDHT. Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test facility in Chengdu, China. We currently own approximately 98% of the joint venture entity. The CDHT granted the joint venture a 50 year land lease and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. The above agreement has expired and we are currently negotiating with CDHT for a new agreement, which we believe will be a long-term, multi-year project that will provide us additional capacity and support. As of December 31, 2021, we have invested $222.9 million in this joint venture, primarily for infrastructure, buildings and equipment related capital expenditures.

The Company’s restricted cash primarily consisted of the cash required to be on deposit under contractual agreements with banks to support outstanding loan and import/export guarantees. As of December 31, 2021, restricted cash of $3.2 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

Our foreign operations expose us to unique intellectual property technology and other risks compared to a company with fewer or no international operations. For example, we are exposed to potential cyber security breaches that may target our employees or infrastructure outside the United States. These risks may result in material and adverse impacts on our financial condition and results of operations. See “Risk Factors – Risks Related to Our International Operations” in Part I, Item 1A of this Annual Report for a more detailed summary of the intellectual property technology risks and other associated with our international business operations.

Discussion of Cash Flows

Cash and cash equivalents, including restricted cash, increased approximately $46.3 million to $366.8 million in 2021 from $320.5 million in 2020. The table below sets forth summary information from our statements of cash flows:

	Twelve Months Ended December 31,
	2021	2020	Change
Net cash provided by operating activities	$338,543	$187,220	$151,323
Net cash used by investing activities	(144,229)	(106,772)	(37,457)
Net cash used by financing activities	(158,441)	(54,302)	(104,139)
Effect of exchange rates on cash and cash equivalents, including restricted cash	10,416	34,876	(24,460)
Net increase in cash and cash equivalents, including restricted cash	$46,289	$61,022	$(14,733)

Operating Activities

Net cash provided by operating activities for 2021 was approximately $338.5 million, due primarily to $236.3 million of net income, $122.4 million in depreciation expense and amortization of intangible assets expense, $33.2 million from non-cash share-based compensation expense and a change in deferred taxes of $21.5 million. These increases were partially offset by a non-cash gain on investments of $37.9 million and a net decrease in operating capital assets and liabilities of $39.2 million.

Investing Activities

Net cash used in investing activities for 2021 was approximately $144.2 million, due primarily to the purchase of property, plant and equipment of $141.2 million.

Financing Activities

Net cash used in financing activities for 2021 was approximately $158.4 million, due primarily to the net reduction in our outstanding indebtedness of $152.6 million, taxes on net share settlement of $14.8 million and dividends paid in respect of noncontrolling interests of $2.2 million. These outflows of cash were partially offset by inflows from capital contributions in respect of noncontrolling interests of $7.8 million and the net proceeds from the issuance of Common Stock of $4.3 million.

Debt instruments

The U.S. credit facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).

As of December 31, 2021, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $122.5 million, with several financial institutions. Our foreign credit lines are unsecured and uncommitted, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2021, $18.1 million was outstanding under these lines of credit. In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), had long-term debt of $29.8 million, at December 31, 2021, on a long-term basis from local Taiwan banks. The outstanding ERIS debt matures in various periods from 2022 through 2033. See “Liquidity and Capital Resources” above and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

On January 22, 2021, Diodes Hong Kong Limited ,a company incorporated under the laws of Hong Kong and a subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement”) with The Hongkong and Shanghai Banking Corporation Limited and the other parties identified therein pursuant to which Diodes Hong Kong Limited obtained a US Dollar revolving loan facility in an aggregate amount equal to $100.0 million. Diodes Hong Kong Limited used a portion of the proceeds (i) to refinance certain existing indebtedness and (ii) to finance working capital requirements and its general corporate purposes. In addition, on January 22, 2021, Diodes Hong Kong Limited entered into a Hong Kong Debenture (the “Debenture”) with The Hongkong and Shanghai Banking Corporation Limited, as Security Agent (the “Security Agent”). Pursuant to the Debenture, Diodes Hong Kong Limited granted to the Security Agent, on behalf of itself and the other secured parties, a security interest over certain assets of Diodes Hong Kong Limited. The security interest is continuing security for the payment, discharge and performance of all of the secured liabilities, which includes Diodes Hong Kong Limited’s payment obligations under the Facility Agreement. The Facility Agreement is governed by the laws of Hong Kong.

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

Contractual Obligations

Our estimated future obligations consist of debt, interest on long-term debt, leases, defined benefit obligation and purchase obligations. See Note 8 “Bank Credit Agreements and Other Short-term and Long-term Debt, Note 9 - "Leases", Note 13 - "Employee Benefit Plans" and Note 17 - "Commitments and Contingencies” of the notes to consolidated financial statements" included elsewhere in this Annual Report for additional information.

We cannot make reasonable estimates of the amount and period in which our tax liabilities will be paid. See “Accounting for income taxes” below and Note 12 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted principles in the United States of America (“U.S. GAAP”) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, which are based upon historical experiences, market trends and financial forecasts and projections, and upon various assumptions that management believes to be reasonable under the circumstances at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements, and may involve a higher degree of judgment and complexity than others.

Revenue recognition

In relation to our revenue recognition, we record estimated allowances/reserves for the following items;

•
Ship and debit reserves, which arise when we, from time to time based on market conditions, issue credit to certain distributors upon their shipments to their end customers;
•
Stock rotation reserves, which are contractual obligations that permit certain distributors, up to four times a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order;
•
Price protection reserves, which arise when market conditions cause average selling prices to decrease and we issue credit to certain distributors on their inventory;
•
Accounts receivable reserves related to our customer's ability to pay; and
•
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

Goodwill and other indefinite lived intangible assets

Goodwill and other indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. We have one operating segment. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value of exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss. We determine the fair value of our reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. The assumptions about estimated cash flows include factors such as future revenue, gross profit, operating expenses, and industry trends. We consider historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis. We consider other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value.

Business Combinations

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

Foreign Currency Transaction Risk

We are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December 31, 2021, if the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of approximately $1.9 million (partially offset by any foreign currency hedges). Net foreign exchange transaction gains (or losses) are included in other income and expense.

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

As of December 31, 2021, the plan was underfunded and a liability of approximately $11.7 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $39.4 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $0.5 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2021, was 1.9%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $0.5 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $5.5 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1.5 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors – Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2021, our outstanding principal long-term debt was $285.0 and outstanding short-term debt was $18.1 million. Based on our debt balances at December 31, 2021, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by approximately $2.9 million, net of the amounts realized from our interest rate swaps. See “Risk Factors,” – “We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2021. A significant increase in inflation could affect future performance.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation as of December 31, 2021, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2021, for our annual stockholders’ meeting for 2022 (the “Proxy Statement”).

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

The Company's independent registered accounting firm is Moss Adams LLP, Los Angeles, California. PCAOB ID: 659.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Ship and Debit Reserve

As described in Note 1, the Company records reserves related to estimated customer incentives, such as “ship and debit”, which arise when the Company, from time to time based on market conditions, issue credits to certain distributors upon their shipments to their end customers. The ship and debit reserve comprehends both claims in process and anticipated claims arising from the eventual sale of distribution inventory that is subject to claim activity. The Company performs a look-back analysis of revenues and credits issued to distributors. Using their look-back analysis, the Company adjusts their assumptions and estimated reserves each quarter. The resulting ship and debit reserve is recorded as a reduction to 2021 net sales with a corresponding reduction to accounts receivable, and approximated $61.4 million as of December 31, 2021.

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

•
Evaluating the reasonableness of management’s assumptions by comparing the significant assumptions (ship and debit claims percentage history and the relevant time period between when sales are made to distributors and when ship and debt claims are submitted by distributors) used to historical customer trends and current industry and market trends, including testing the completeness and accuracy of the underlying data.

•
Performing sensitivity analyses on the significant assumptions (ship and debit claims percentage history and the relevant time period between when sales are made to distributors and when ship and debt claims are submitted by distributors) to evaluate the potential changes in the ship and debit reserve that would result from changes in the assumptions.

/s/ Moss Adams LLP

Los Angeles, California

February 17, 2022

We have served as the Company’s auditor since 1993.Report of Independent Registered Public Accounting Firm

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$363,599	$268,065
Restricted cash	3,219	52,464
Short-term investments	6,542	6,142
Accounts receivable, net of allowances of $4,324 and $3,806 at December 31, 2021 and 2020, respectively	358,496	320,061
Inventories	348,622	307,062
Prepaid expenses and other current assets	107,194	70,193
Total current assets	1,187,672	1,023,987
Property, plant and equipment, net	582,079	530,815
Deferred income tax	21,256	57,841
Goodwill	149,890	158,331
Intangible assets, net	94,550	110,591
Other long-term assets	159,048	97,892
Total assets	$2,194,495	$1,979,457

Liabilities
Current liabilities:
Line of credit	$18,068	$140,563
Accounts payable	221,254	168,045
Accrued liabilities	184,649	160,117
Income tax payable	29,682	19,177
Current portion of long-term debt	17,381	21,860
Total current liabilities	471,034	509,762
Long-term debt, net of current portion	265,574	288,179
Deferred tax liabilities	32,230	34,598
Other long-term liabilities	122,933	130,795
Total liabilities	891,771	963,334

Commitments and contingencies (See Note 17)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 45,017,774 and 44,276,194, issued and outstanding at December 31, 2021 and 2020, respectively	36,195	35,692
Additional paid-in capital	471,649	449,598
Retained earnings	1,116,809	888,046
Treasury stock, at cost; 9,272,513 and 9,259,858, issued and outstanding at December 31, 2021 and 2020, respectively	(336,894)	(335,910)
Accumulated other comprehensive loss	(50,517)	(73,606)
Total stockholders' equity	1,237,242	963,820
Noncontrolling interest	65,482	52,303
Total equity	1,302,724	1,016,123
Total liabilities and stockholders' equity	$2,194,495	$1,979,457

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2021	2020	2019
Net sales	$1,805,162	$1,229,215	$1,249,130
Cost of goods sold	1,134,802	798,094	783,323
Gross profit	670,360	431,121	465,807
Operating expenses
Selling, general and administrative	257,710	185,067	181,343
Research and development	119,200	94,288	88,517
Amortization of acquisition-related intangible assets	16,216	16,261	18,041
Loss (gain) on disposal of fixed assets	246	106	(24,429)
Other operating expense	1,003	1,067	1,727
Total operating expenses	394,375	296,789	265,199
Income from operations	275,985	134,332	200,608
Other income (expense)
Interest income	3,139	1,066	2,189
Interest expense	(7,491)	(11,662)	(7,893)
Foreign currency loss, net	(2,107)	(9,814)	(3,737)
Unrealized gain on investments	28,018	2,083	-
Other income	17,551	4,336	7,079
Total other income (expense)	39,110	(13,991)	(2,362)
Income before income taxes and noncontrolling interest	315,095	120,341	198,246
Income tax provision	78,807	21,112	44,131
Net income	236,288	99,229	154,115
Less: net income attributable to noncontrolling interest	(7,525)	(1,141)	(865)
Net income attributable to common stockholders	$228,763	$98,088	$153,250

Earnings per share attributable to common stockholders
Basic	$5.11	$1.92	$3.02
Diluted	$5.00	$1.88	$2.96

Number of shares used in computation
Basic	44,772	51,004	50,787
Diluted	45,781	52,133	51,860

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Net income	$236,288	$99,229	$154,115
Unrealized gain (loss) on defined benefit plan, net of tax	7,818	(3,723)	(4,142)
Unrealized gain (loss) on hedge instruments, net of tax	1,417	(3,183)	(3,652)
Unrealized foreign currency gain, net of tax	13,854	41,439	1,501
Comprehensive income	259,377	133,762	147,822
Less: Comprehensive income attributable to noncontrolling interest	(7,525)	(1,141)	(865)
Total comprehensive income attributable to common stockholders	$251,852	$132,621	$146,957

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
(Amounts in thousands)	Shares	Amount	Shares	Amount	paid-in capital	earnings	loss	equity	interest	equity
Balance, December 31, 2018	51,678	$34,454	(1,457)	$(37,768)	$399,915	$636,708	$(101,846)	$931,463	$45,969	$977,432
Total comprehensive income	-	-	-	-	-	153,250	(6,293)	146,957	865	147,822
Net changes in noncontrolling interests	-	-	-	-	-	-	-	-	(475)	(475)
Common stock issued for share-based plans	986	657	-	-	11,244	-	-	11,901	-	11,901
Share-based compensation	-	-	-	-	20,535	-	-	20,535	-	20,535
Tax related to net share settlement	-	-	-	-	(4,432)	-	-	(4,432)	-	(4,432)
Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	98,088	34,533	132,621	1,141	133,762
Net changes in noncontrolling interests	-	-	-	-	(1,225)	-	-	(1,225)	4,803	3,578
Common stock issued for share-based plans	872	581	-	-	6,249	-	-	6,830	-	6,830
Share-based compensation	-	-	-	-	24,177	-	-	24,177	-	24,177
Deferred compensation plan	-	-	(37)	(1,437)	1,437	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(8,302)	-	-	(8,302)	-	(8,302)
Stock buyback related to the LSC acquisition	-	-	(7,766)	(296,705)	-	-	-	(296,705)	-	(296,705)
Balance December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123
Total comprehensive income	-	-	-	-	-	228,763	23,089	251,852	7,525	259,377
Net changes in noncontrolling interests	-	-	-	-	(25)	-	-	(25)	5,654	5,629
Common stock issued for share-based plans	754	503	-	-	3,834	-	-	4,337	-	4,337
Share-based compensation	-	-	-	-	32,081	-	-	32,081	-	32,081
Deferred compensation plan	-	-	(13)	(984)	984	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(14,823)	-	-	(14,823)	-	(14,823)
Balance December 31, 2021	54,290	$36,195	(9,273)	$(336,894)	$471,649	$1,116,809	$(50,517)	$1,237,242	$65,482	$1,302,724

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$236,288	$99,229	$154,115
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	106,219	91,747	91,543
Amortization of intangible assets	16,216	16,260	18,041
Amortization of debt issuance costs	754	1,455	521
Share-based compensation	33,205	25,260	20,535
Loss (gain) on disposal of property, plant and equipment	243	119	(24,429)
Deferred income taxes	21,459	(14,456)	9,904
Investment (gain)	(37,896)	(1,766)	(273)
Other	1,239	817	86
Changes in operating assets:
Accounts receivable	(52,721)	(10,501)	(30,775)
Inventories	(43,038)	(4,560)	(11,325)
Prepaid expenses and other current assets	(25,445)	(9,067)	(6,630)
Changes in operating liabilities:
Accounts payable	55,628	7,422	3,513
Accrued liabilities	29,352	(9,198)	7,369
Other liabilities	(1,455)	(2,182)	(2,694)
Income taxes payable (refundable)	(1,505)	(3,359)	271
Net cash and cash equivalents provided by operating activities	338,543	187,220	229,772

Investing Activities
Acquisitions, net of cash acquired	(157)	(24,593)	(33,028)
Purchases of short-term investments	(7,567)	(11,486)	(19,271)
Sales of short-term investments	7,328	10,277	21,847
Purchase of equity securities	(15,106)	(6,131)	-
Purchases of property, plant and equipment	(141,195)	(75,813)	(98,505)
Proceeds from sales of property, plant and equipment	3,207	232	29,366
Other	9,261	742	(835)
Net cash and cash equivalents used by investing activities	(144,229)	(106,772)	(100,426)

Financing Activities
Advances on lines of credit and short-term debt	21,862	77,483	9,954
Repayments on lines of credit and short-term debt	(146,372)	(40,498)	(7,362)
Proceeds from long-term debt	557,882	956,363	405,540
Repayments of long-term debt	(586,001)	(744,237)	(522,860)
Debt issuance costs	(673)	(2,477)	(223)
Repayments of finance lease obligations	(291)	(919)	(1,082)
Net proceeds from the issuance of common stock	4,337	6,830	11,901
Capital contribution from noncontrolling interest	7,803	10	-
Dividend distribution to noncontrolling interest	(2,172)	(2,112)	(3,818)
Repurchase of common stock	-	(296,705)	-
Taxes related to net share settlement	(14,823)	(8,302)	(4,432)
Other	7	262	(50)
Net cash and cash equivalents used by financing activities	(158,441)	(54,302)	(112,432)

Effect of exchange rate changes on cash and cash equivalents, including restricted cash	10,416	34,876	760
Increase in cash and cash equivalents, including restricted cash	46,289	61,022	17,674
Cash and cash equivalents, beginning of year, including restricted cash	320,529	259,507	241,833
Cash and cash equivalents, end of year, including restricted cash	$366,818	$320,529	$259,507

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$6,944	$10,219	$7,235
Income taxes	$56,077	$47,891	$37,158

Non-cash activities:
Accounts payable balance related to the purchase of property, plant and equipment	$24,256	$7,297	$10,167

The following table provides a reconciliation between cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Twelve Months Ended December 31,
	2021	2020	2019
Current Assets:
Cash and cash equivalents	$363,599	$268,065	$258,390
Restricted cash (included in other current assets)	3,219	52,464	1,117
Total cash, cash equivalents and restricted cash	$366,818	$320,529	$259,507

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Note 1 – Summary of Operations and Significant Accounting Policies

Nature of operations

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we” or “our”(Nasdaq: DIOD)), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. Diodes serves the consumer electronics, computing, communications, industrial, and automotive markets.

The Company's products include diodes; rectifiers; transistors; MOSFETs; GPP bridges; GPP rectifiers; protection devices; function-specific arrays; single gate logic; amplifiers and comparators; Hall-effect and temperature sensors; power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, voltage references along with special-function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. The Company also has timing, connectivity, switching, and signal integrity solutions for high-speed signals.

The Company's corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California, respectively. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, Zhubei City, Taiwan; Shanghai, Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company's wafer fabrication facilities are located in Oldham, England; Greenock, Scotland; and Shanghai and Wuxi, China; and Keelung and Hsinchu, Taiwan. The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, England; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

•
The company’s manufacturing facilities have achieved certifications in the internationally recognized standards of ISO 9001:2015, ISO 14001:2015, and, for automotive products, IATF 16949:2016;
•
Diodes Incorporated is also C-TPAT certified; and
•
These Quality Awards reflect the superior quality-control techniques established at Diodes Incorporated and further enhance our credibility as a vendor-of-choice to OEMs increasingly concerned with quality and consistency.

Our market focus is on high-growth, end-user applications in the following areas:

•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Industrial: embedded systems, precision controls, and Industrial IoT;
•
Consumer: IoT, wearables, home automation, and smart infrastructure;
•
Communications: smart phones, 5G networks, advanced protocols, and charging solutions; and
•
Computing: cloud computing including server, storage, and data center applications.

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

Revenue recognition – We apply the provisions of Accounting Standards Codification ("ASC") 606 in our revenue recognition practices. ASC 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer, and under ASC 606 is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally speaking, our performance obligations represent a promise to transfer various semiconductor products, and have the same pattern of revenue recognition. Our performance obligations are satisfied at either a point in time, or over time as work progresses. The vast majority of our revenue from products and services is accounted for at a point in time. Substantially all of our revenue in direct and Distributor sales is recognized at a point in time. Further, the payment terms on our sales are based on negotiations with our customers.

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

Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $220.3 million, $194.7 million and $163.9 million in 2021, 2020 and 2019, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $4.3 million at December 31, 2021 and $3.8 million at December 31, 2020.

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

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Diodes has one operating segment. No goodwill impairment occurred in 2021, 2020, or 2019. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2021, we expect the remaining carrying value of assets to be recoverable.

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

During the normal course of business the Company pursues acquisitions. See Note 19 for additional information regarding business acquisitions.

Equity investments – We regularly invest in equity securities of public and private companies to promote business and strategic objectives. Equity investments are measured and recorded as follows:

Marketable equity securities are equity securities with readily determinable fair value ("RDFV") that are measured and recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the income statement.

Non-marketable equity securities are equity securities without RDFV that are measured and recorded using a measurement alternative that measures the security at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes.

Equity-method investments are equity securities in investees we do not control but over which we have the ability to exercise significant influence. Equity method investments are measured at cost minus impairment, if any, plus or minus our share of equity method investee income or loss. Our proportionate share of the income or loss from equity method investments is typically recognized on a one-quarter lag.

Income taxes – Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2021 and 2020, respectively.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $24.1 million, $16.6 million and $13.9 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

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

Treasury stock – We currently have no program authorized by our board of directors to purchase shares of our common stock. Shares than have been previously acquired recorded as treasury stock, at cost, the measurement date of cost being date of purchase, as a reduction to stockholder’ equity.

During the fourth quarter of 2020, as part of the Lite-On Semiconductor acquisition, the Company reacquired 7,765,778 shares of its Common Stock.

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange losses of approximately $2.1 million for the twelve months ended December 31, 2021, approximately $9.8 million for the twelve months ended December 31, 2020, and approximately $3.7 million for the twelve months ended December 31, 2019.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $50.5 million, $73.6 million and $108.1 million at December 31, 2021, 2020 and 2019, respectively.

As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2021	2020
Unrealized foreign currency losses	$(7,760)	$(21,614)
Unrealized gain on cross currency and interest rate swaps, net of tax	$(2,157)	$(3,574)
Unrealized loss on defined benefit plan	$(40,600)	$(48,418)

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to the current years’ presentation.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the Company on January 1,

2022 and only impacts annual financial statement footnote disclosures. The adoption will not have a material effect on our consolidated financial statements.

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

	Twelve Months Ended December 31,
	2021	2020	2019
Earnings (numerator)
Net income (loss) attributable to common stockholders	$228,763	$98,088	$153,250

Shares (denominator)
Weighted average common shares outstanding (basic)	44,772	51,004	50,787
Dilutive effect of stock options and stock awards outstanding	1,009	1,129	1,073
Adjusted weighted average common shares outstanding (diluted)	45,781	52,133	51,860

Earnings (loss) per share attributable to common stockholders
Basic	$5.11	$1.92	$3.02
Diluted	$5.00	$1.88	$2.96

Stock options and stock awards excluded from EPS calculation because their inclusion would be anti-dilutive	1	-	-

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

As of December 31, 2021, we had short-term and long-term investments. Long-term investments are included with Other long-term assets on the consolidated balance sheet. Trading securities held at December 31, 2021, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Long-term investments consist of certain equity securities acquired as part of the LSC acquisition. Deferred compensation investments consist of the Company’s stock, mutual funds and cash. See Note 13 for additional information related to our deferred compensation program and Note 18 for additional information related to our interest rate swaps and foreign currency hedges. The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2021, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$6,542	$6,542	$-	$-	$-
Long-term investments	47,001	47,001	-	-	28,018
Cross-currency swap liability	1,330	-	1,330	-	-
Deferred compensation investments	15,483	904	14,579	-	1,527

Financial assets and liabilities carried at fair value as of December 31, 2020 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$6,142	$6,142	$-	$-	$-
Long-term investments	18,295	18,295	-	-	2,083
Cross-currency swap liability	2,305	-	2,305	-	-
Interest-rate swap liability	1,626	-	1,626	-	-
Deferred compensation investments	12,829	691	12,138	-	3,142

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2021 and 2020.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value. See Note 13 for additional information related to these pension plan investments.

Note 4 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2021	2020
Finished goods	$108,557	$85,506
Work-in-progress	81,784	73,466
Raw materials	158,281	148,090
	$348,622	$307,062

Note 5 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2021	2020
Buildings and leasehold improvements	$276,958	$267,700
Machinery and equipment	962,597	942,405
	1,239,555	1,210,105
Less: Accumulated depreciation and amortization	(836,364)	(791,348)
	403,191	418,757
Construction in-progress	111,987	45,060
Land	66,901	66,998
	$582,079	$530,815

Depreciation and amortization of property, plant and equipment was $106.2 million, $91.7 million and $91.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the fourth quarter of 2019 the Company recorded a $24.3 million gain realized upon selling land. The land was acquired in a previous period in anticipation of building a new corporate headquarters building.

Note 6 – Intangible Assets

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2021
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,040	$(15,242)	$(97)	$701
Developed product technology	2-10 years	166,819	(100,248)	(5,736)	60,835
Customer relationships	7-12 years	62,093	(38,760)	(1,688)	21,645
Software license and other	3-4 years	2,743	(2,677)	(61)	5
Total amortized intangible assets		247,695	(156,927)	(7,582)	83,186
Intangible assets with indefinite lives
In process research and development	Indefinite	2,061	-	-	2,061
Trademarks and trade names	Indefinite	10,303	-	(1,000)	9,303
Total Intangible assets with indefinite lives		12,364	-	(1,000)	11,364
Total intangible assets		$260,059	$(156,927)	$(8,582)	$94,550

December 31, 2020
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$13,040	$(11,409)	$(139)	$1,492
Developed product technology	2-10 years	164,300	(89,027)	(5,891)	69,382
Customer relationships	7-12 years	62,093	(34,597)	(1,688)	25,808
Software license and other	3-4 years	5,743	(5,677)	(63)	3
Total amortized intangible assets		245,176	(140,710)	(7,781)	96,685
Intangible assets with indefinite lives
In process research and development	Indefinite	4,580	-	-	4,580
Trademarks and trade names	Indefinite	10,303	-	(977)	9,326
Total Intangible assets with indefinite lives		14,883	-	(977)	13,906
Total intangible assets		$260,059	$(140,710)	$(8,758)	$110,591

Amortization expense related to intangible assets subject to amortization was $16.2 million, $16.3 million and $18.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. In process research and development is transferred to amortized intangible assets at the time the product becomes viable.

The weighted amortization period for intangible assets subject to amortization is 9.9 years. The schedule below sets future amortization expense of our currently owned intangible assets:

2022	$15,531
2023	14,976
2024	14,616
2025	13,618
2026	12,055
2027 and thereafter	12,390
Total	$83,186

Note 7 – Goodwill

Changes in goodwill for the years ended December 31, were as follows:

Balance at December 31, 2019	$141,318
Acquisitions:
Savitech	13,962
Foreign currency translation adjustment	3,051
Balance at December 31, 2020	158,331
Acquisitions:
Savitech	(9,152)
Foreign currency translation adjustment	711
Balance at December 31, 2021	$149,890

Note 8 – Bank Credit Agreements and Other Short-term and Long-term Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $122.5 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2021, was approximately $103.4 million, net of $18.1 million advanced under our foreign credit lines, attributable to our 51% owned subsidiary, Eris Technology Company ("ERIS"), and $1.0 million credit used for import and export guarantee.

Long-term debt

On December 29, 2021, the Company entered into Amendment No. 6 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement (the “Amendment”) that amends that certain Second Amended and Restated Credit Agreement dated as of May 29, 2020 (as amended, modified and/or supplemented from time to time prior to the date of the

Amendment, the “Existing Credit Agreement”). Certain capitalized terms used in this description of the Amendment have the meanings given to them in the Amendment or the Existing Credit Agreement.

The Amendment amends and modifies the Company’s existing senior credit facilities under the Existing Credit Agreement as follows: (x) increases the revolving senior credit facility (“Revolver”) amount from $150.0 million to $200.0 million, (y) provides for a new $50.0 million tranche of Incremental Term Loans, which were funded in that amount at the closing of the Amendment (and the proceeds of which were applied to repay $50.0 million of outstanding borrowings under the Revolving Credit Loans), and (z) reduces the interest rate for a new Pricing Level and unused line fees for certain Pricing Levels. The Amendment contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends in excess of $25.0 million and share repurchases). These covenants are generally similar to the corresponding covenants in the Existing Credit Agreement, except that certain amounts permitted as exceptions to the negative covenant restricting investments have been increased, and additional exceptions have been added to the negative covenant on indebtedness allowing unsecured Guarantees by the Company of indebtedness of certain of its Subsidiaries relating to securitization transactions and receivables facilities. Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.

On January 22, 2021, Diodes Hong Kong Limited, a company incorporated under the laws of Hong Kong and a subsidiary of the Company, entered into a Facility Agreement (the “Facility Agreement”) with The Hongkong and Shanghai Banking Corporation Limited and the other parties identified therein pursuant to which Diodes Hong Kong Limited obtained from the lenders a US Dollar revolving loan facility in an aggregate amount equal to $100.0 million. Diodes Hong Kong Limited used a portion of the proceeds from such revolving loan facility (i) to refinance certain existing indebtedness and (ii) to finance working capital requirements and its general corporate purposes.

Borrowings outstanding as of December 31, 2021 and December 31, 2020, are set forth in the table below:

	December 31,
Description	2021	2020	Interest Rate	Current Amount Maturity
Short-term debt	$18,068	$140,567	Various indices plus margin	Various during 2022

Long-term debt
Notes payable to Bank of Taiwan	$2,492	$4,154	Variable, 1.3% base	June 2033
Notes payable to Bank of Taiwan	1,807	$-	2 year deposit rate floating	September 2023
Notes payable to Bank of China Trust Company	16,168	16,714	Taibor 3 month rate + 0.5%	May 2024
Notes payable to Bank of China Trust Company	3,614	3,511	Taibor 3 month rate + 0.5%	December 2023
Notes payable to E Sun Bank	3,614	3,511	1-M deposit rate plus 0.08%	December 2023
Notes payable to E Sun Bank	371	386	1-M deposit rate plus 0.08%	June 2027
Notes payable to E Sun Bank	1,771	1,721	1-M deposit rate plus 0.08%	June 2030
Term loan and revolver	155,122	282,250	Libor plus margin	May 2024
Note payable to HSBC	100,000	-	Libor plus margin	January 2023
Total long-term debt	284,959	312,247
Less: Current portion of long-term debt	(17,381)	(21,860)
Less: Unamortized debt-issuance costs	(2,004)	(2,208)
Total long-term debt, net of current portion	$265,574	$288,179

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2021:

2022	$17,381
2023	126,526
2024	137,780
2025	498
2026	503
2027 and thereafter	2,271
Total long-term debt	$284,959

Note 9 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The table below sets forth the components of lease expense for the years ended December 31:

	2021	2020	2019
Operating lease expense	$16,533	$15,111	$14,824
Finance lease expense:
Amortization of assets	221	836	978
Interest on lease liabilities	1	14	48
Short-term lease expense	954	525	336
Variable lease expense	4,853	2,940	2,663
Total lease expense	$22,562	$19,426	$18,849

The table below sets forth supplemental balance sheet information related to leases as of December 31:

	2021	2020
Operating leases:
Operating lease ROU assets	$49,703	$54,457

Current operating lease liabilities	11,199	10,663
Noncurrent operating lease liabilities	22,291	27,041
Total operating lease liabilities	$33,490	$37,704

Finance leases:
Finance lease ROU assets	$2,561	$2,507
Accumulated amortization	(2,524)	(2,298)
Finance lease ROU assets, net	$37	$209

Current finance lease liabilities	$15	$149
Non-current finance lease liabilities	23	24
Total finance lease liabilities	$38	$173

Weighted average remaining lease term (in years):
Operating leases	6.9	7.6
Finance leases	2.3	0.6

Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	3.7%	3.1%

The table below sets forth supplemental cash flow and other information related to leases for the twelve months ended December 31:

	2021	2020	2019
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$24,040	$15,943	$18,325
Operating cash outflows from finance leases	1	19	48
Financing cash outflow from finance leases	291	919	1,082

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	13,038	6,339	3,956

The table below sets forth information about lease liability maturities:

	December 31, 2021
	Operating Leases	Finance Leases
2022	$12,285	$14
2023	7,145	12
2024	4,349	11
2025	4,205	2
2026	2,774	-
2027	676	-
2028 and thereafter	8,356	-
Total lease payments	39,790	39
Less: imputed interest	(6,300)	(1)
Total lease obligations	33,490	38
Less: current obligations	(11,199)	(15)
Long-term lease obligations	$22,291	$23

Note 10 – Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities and other current liabilities at December 31 were:

	2021	2020
Accrued expenses	$55,480	$73,273
Compensation and payroll taxes	73,124	48,748
Equipment purchases	24,257	7,297
Operating lease	11,199	10,663
Finance lease	15	149
Accrued pricing adjustments	11,401	7,891
Accrued professional services	3,189	3,708
Tax payable - non-income tax related	2,273	7,858
Other	3,711	530
	$184,649	$160,117

Other long-term liabilities at December 31 were:

	2021	2020
Accrued defined benefit plan	$19,606	$35,316
Unrecognized tax benefits	29,652	27,965
Operating lease	22,291	27,041
Finance lease	23	24
Deferred grants and subsidy	14,139	11,924
Deferred compensation	20,079	14,833
Tax contingencies	8,787	8,787
Other	8,356	4,905
	$122,933	$130,795

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

Note 12 – Income Taxes

The table below sets forth our (loss) income before taxes for the years ended December 31:

Income (loss) before income taxes	2021	2020	2019
U.S.	$122,127	$45,526	$73,352
Foreign	192,968	74,815	124,894
Total	$315,095	$120,341	$198,246

The table below sets forth the components of our income tax provision (benefit) for the years ended December 31:

	2021	2020	2019
Current tax provision
Federal	$15,691	$631	$259
Foreign	25,489	17,115	28,829
State	(17)	56	92
	41,163	17,802	29,180
Deferred tax provision (benefit)
Federal	(1,116)	6,411	886
Foreign	31,222	(6,210)	11,994
State	-	65	30
	30,106	266	12,910

Liability for unrecognized tax benefits	7,538	3,044	2,041
Total income tax provision	$78,807	$21,112	$44,131

Effective Tax Rate Reconciliation

The table below sets forth a reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31:

	2021		2020		2019
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings*	Amount	earnings*	Amount	earnings*
Federal tax	$66,170	21.0	$25,272	21.0	$41,632	21.0
State income taxes, net of federal tax provision	(474)	(0.2)	(378)	(0.3)	1,389	0.7
Foreign income taxed at different tax rates	(2,018)	(0.6)	81	0.1	(5,786)	(2.9)
U.S. tax impact of foreign operations	(17,375)	(5.5)	(3,031)	(2.5)	(3,340)	(1.7)
Foreign withholding taxes	33,175	10.5	(1,798)	(1.5)	22,685	11.4
Research and development	(6,310)	(2.0)	(4,210)	(3.5)	(3,686)	(1.9)
Liability for unrecognized tax benefits	7,538	2.4	3,044	2.5	2,041	1.0
Valuation allowance	(1,068)	(0.3)	2,199	1.8	(10,563)	(5.3)
Employee stock-based compensation	(812)	(0.3)	(660)	(0.5)	(52)	-
Other	(19)	-	593	0.5	(189)	(0.1)
Income tax provision	$78,807	25.0	$21,112	17.5	$44,131	22.3

* The sum of the amounts in the table may not equal to the effective tax rate due to rounding.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2021	2020	2019
Balance at January 1,	$42,466	$35,652	$32,209
Additions based on tax positions related to the current year	9,244	7,495	9,274
Additions for prior year tax positions	138	4,952	39
Reductions for prior year tax positions	(8,470)	(5,633)	(5,870)
Balance at December 31,	$43,378	$42,466	$35,652

If the $43.4 million of unrecognized tax benefits as of December 31, 2021, is recognized, approximately $41.3 million would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012 or tax year 2015. We are no longer subject to China income tax examinations by tax authorities for tax years before 2011. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2021, 2020 and 2019.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31:

	2021	2020
Deferred tax assets
Inventory cost	$21,692	$15,154
Accrued expenses and accounts receivable	5,966	5,294
Research and development tax credits	9,613	15,807
Net operating loss carryforwards	42,068	42,734
Lease obligations	2,050	2,982
Plant, equipment and intangible assets	-	162
Accrued pension	3,878	6,386
Share based compensation and others	14,809	8,810
	100,076	97,329
Valuation allowances	(45,232)	(45,591)
Total deferred tax assets, non-current	54,844	51,738
Deferred tax liabilities
Plant, equipment and intangible assets	(1,330)	-
Right of use assets	(1,975)	(2,936)
Outside basis differences and others	(50,773)	(13,467)
Total deferred tax liabilities, non-current	(54,078)	(16,403)
Net deferred tax assets	$766	$35,335

ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The $11.0 million net deferred tax liabilities presented in the balance sheet as of December 31, 2021, is net of $11.7 million of unrecognized tax benefits. The $0.8 million and $35.3 million net deferred tax asset presented above for December 31, 2021 and 2020, respectively, is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2021, we had no federal research credit carryforward and approximately $10.0 million of state tax credit and research credit carryforwards, which are available to offset future income tax liabilities. The state tax credit carryforwards will begin to expire in 2021. Consistent with prior years, we determined that it is more likely than not that our state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $9.0 million as of December 31, 2021 and 2020.

At December 31, 2021, we had state net operating loss (“NOL”) carryforwards of approximately $1 million, and foreign NOL carryforwards of $210 million which are available to offset future taxable income. The state NOL carryforward will begin to expire in 2021. We determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will begin to expire in 2021. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized. The valuation allowances recorded against the related deferred tax assets totaled $36 million and $32 million as of December 31, 2021 and 2020, respectively.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. As of December 31, 2021, we had undistributed earnings from non-U.S. operations of approximately $1.5 billion (including approximately $207 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $449 million of this total. Additional Chinese withholding taxes of approximately $45 million would be required should the $449 million of such earnings be distributed out of China as dividends.

The impact of tax holidays decreased our tax expense by approximately ($0.2) million, $0.9 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The benefit of the tax holidays on basic and diluted earnings per share was $0.00, $0.02 and $0.06 for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

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

The table below sets forth net periodic benefit costs of the plan for the twelve months ended December 31:

	Defined Benefit Plan
	2021	2020
Components of net periodic benefit cost:
Service cost	$275	$257
Interest cost	2,269	3,035
Recognized actuarial loss	2,959	2,100
Expected return on plan assets	(7,266)	(7,405)
Prior service cost	72	56
Net periodic benefit cost	$(1,691)	$(1,957)

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2021	2020
Change in benefit obligation:
Beginning balance	$175,292	$158,680
Service cost	275	257
Interest cost	2,269	3,027
Actuarial (gain) loss	(4,893)	12,522
Benefits paid	(4,451)	(4,769)
Currency changes	(1,728)	5,575
Benefit obligation at December 31	$166,764	$175,292

Change in plan assets:
Beginning balance - fair value	$147,861	$132,621
Employer contribution	3,027	2,822
Actual return on plan assets	10,314	12,535
Benefits paid	(4,451)	(4,769)
Currency changes	(1,722)	4,652
Fair value of plan assets at December 31	$155,029	$147,861
Underfunded status at December 31	$(11,735)	$(27,431)

Based on an actuarial study performed as of December 31, 2021, the plan was underfunded by approximately $11.7 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $39.4 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2021, the plan’s accumulated other comprehensive loss increased by approximately $11.0 million. The variance between the actual and expected return to plan assets during 2021 decreased the total unrecognized net loss by approximately $3.0 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets. Therefore, the excess amount will be amortized over the average term to retirement of plan participants, not yet in receipt of pension, which as of December 31, 2021, was approximately 8.5 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2021	2020
Discount rate	1.9%	1.3%
Expected long-term return on plan assets	5.3%	4.9%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2021	2020
Discount rate	1.9%	1.3%

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

Asset category	Expected long-term return	Asset allocation
Growth assets	7.0%	70%
Hedging assets	1.2%	28%
Cash	0.3%	2%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2021:

2022	$4,942
2023	5,354
2024	5,725
2025	5,816
2026	5,946
2027-2031	32,224

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

The following table summarizes the major categories of the plan assets:

	December 31, 2021
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,685	$-	$-	$9,685
Equity securities:
U.K.	-	1,982	-	1,982
Overseas equities	-	46,447	-	46,447
Emerging markets	-	11,662	-	11,662
Fixed income securities:
Government bonds	-	6,289	-	6,289
Non-government bonds	-	7,702	-	7,702
Other types of investments
Hedge funds	-	19,208	-	19,208
Property	-	-	-	-
Liability-driven investments	-	46,463	-	46,463
Commodities	-	5,581	-	5,581
Other	-	10	-	10
Total	$9,685	$145,344	$-	$155,029

Fair value is taken to mean the bid value of securities, as supplied by the fund managers. All the plan’s securities are highly liquid. The plan does not hold any Level 3 securities. See Note 3 for additional information regarding fair value and Levels 1, 2 and 3.

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

We also have pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are immaterial and therefore, not included in the amounts or assumptions above. As of December 31, 2021 and 2020, the Company has recorded a net liability of $6.3 million and $6.2 million, respectively, related to these defined benefit plans in Asia.

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

For the years ended December 31, 2021, 2020 and 2019, total amounts expensed under these plans were approximately $21.7 million, $10.2 million and $16.3 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At December 31, 2021 and December 31, 2020, these investments totaled approximately $15.5 million and $12.8 million, respectively.

Note 14 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31:

	2021	2020	2019
Cost of goods sold	$1,321	$1,064	$925
Selling, general and administrative expense	28,188	21,013	16,687
Research and development expense	3,696	3,183	2,923
Total share-based compensation expense	$33,205	$25,260	$20,535

The table below sets forth share-based compensation expense by type for the twelve months ended December 31:

	2021	2020	2019
Stock options	$73	$-	$-
Share grants	33,132	25,260	20,535
Total share-based compensation expense	$33,205	$25,260	$20,535

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

Share-based compensation expense for stock options granted in previous years was calculated on the date of grant using the Black-Scholes-Merton option-pricing model. All stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees. We acquired a controlling interest in Savitech in 2020.

Total cash received from option exercises was approximately $4.3 million, $6.8 million and $11.9 million during 2021, 2020 and 2019, respectively.

At December 31, 2021, there was no unrecognized compensation expense related to unvested options.

The table below sets forth a summary of activity in our stock option plan:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	988	23.47		$8,693
Exercised	(524)	22.68		$10,600
Outstanding and Exercisable at December 31, 2019	464	24.37		$14,849
Exercised	(272)	25.11		$8,278
Outstanding and Exercisable at December 31, 2020	192	23.32		$9,059
Exercised	(187)	23.19		$10,631
Outstanding and Exercisable at December 31, 2021	5	27.92	0.4	$409

The table below sets forth information about stock options outstanding at December 31, 2021:

Plan	Range of Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2013 Plan	$27.92	5,000	0.4	$27.92

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

The table below sets forth a summary of our non-vested share grants in 2020, 2019 and 2018:

Nonvested at December 31, 2018	1,667	26.68
Granted	670	38.15
Vested	(573)	24.90
Forfeited	(67)	30.44
Nonvested at December 31, 2019	1,697	31.71
Granted	573	48.83
Vested	(770)	27.78
Forfeited and other	88	38.31
Nonvested at December 31, 2020	1,588	39.30
Granted	598	79.26
Vested	(750)	33.39	$60,346
Forfeited and other	(34)	52.27
Nonvested at December 31, 2021	1,402	54.94	$153,989

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

The total unrecognized share-based compensation expense as of December 31, 2021, was approximately $59.1 million, relating to share grants, which was expected to be recognized over a weighted average period of approximately 2.2 years.

Note 15 – Related Party Transactions

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”) and Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”).

Keylink is a 5% joint venture partner in our Shanghai assembly and test facilities. We sell products to, and purchase inventory from, companies owned by Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to Keylink. We also pay a consulting fee to Keylink.

We purchase wafers from Nuvoton and our Chairman and CEO serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process and consider our relationships Nuvoton to be mutually beneficial. We plan to continue our strategic alliance with Nuvoton. We have an agreement to purchase approximately $47.0 million of wafers from Nuvoton that ends in the fourth quarter of 2025.

JCP is an FCP manufacturing company from which we purchase material and in which we have made an equity investment. We account for using the equity method of accounting.

In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and our 5% partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang, other than this joint venture.

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties. The tables below set forth the net sales, purchases and expenses, for the twelve months ended December 31:

	2021	2020	2019
Keylink
Net sales	$19,689	$19,757	$15,543
Purchases	$2,015	$1,538	$2,399
Plating, rental and consulting expense	$17,922	$14,647	$15,316
Nuvoton
Net sales	$65	$10	$-
Purchases	$9,764	$8,418	$7,719
JCP
Purchases	$1,240	$1,095	$625
LSC, its subsidiaries and affiliates
Net sales	$-	$518	$912
Purchases	$-	$12,062	$13,799

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2021	2020
Keylink
Accounts receivable	$39,530	$35,365
Accounts payable	$36,090	$31,247
Nuvoton
Accounts receivable	$-	$10
Accounts payable	$2,014	$796
JCP
Accounts payable	$235	$357

Prior November 30, 2020, LSC was our largest stockholder and a related party. As of November 30, 2020, we acquired LSC and they are no longer a stockholder or related party. See Note 19 for additional information related to the acquisition of LSC.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Note 16 – Segment Information, Revenue and Enterprise-Wide Disclosures

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. No customer accounted for 10% or more or our net sales during the twelve months ended 2021 or 2020. During the twelve months ended December 31, 2019, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for approximately 10.0% or $119.6 million of our net sales. No customer accounted for 10% or greater of our outstanding accounts receivable at December 31, 2021 or 2020.

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

2021	Asia	Americas	Europe	Consolidated
Total sales	$1,939,540	$1,108,460	$278,126	$3,326,126
Inter-company sales	(730,058)	(678,662)	(112,244)	(1,520,964)
Net sales	$1,209,482	$429,798	$165,882	$1,805,162

Property, plant and equipment	$456,109	$22,943	$103,026	$582,079
Assets	$1,547,518	$415,133	$231,844	$2,194,495

2020	Asia	Americas	Europe	Consolidated
Total sales	$1,399,517	$807,405	$222,227	$2,429,149
Inter-company sales	(565,723)	(531,385)	(102,826)	(1,199,934)
Net sales	$833,794	$276,020	$119,401	$1,229,215

Property, plant and equipment	$421,185	$24,726	$84,904	$530,815
Assets	$1,522,835	$229,610	$227,012	$1,979,457

2019	Asia	Americas	Europe	Consolidated
Total sales	$1,234,750	$612,697	$234,092	$2,081,539
Inter-company sales	(418,377)	(320,746)	(93,286)	(832,409)
Net sales	$816,373	$291,951	$140,806	$1,249,130

Property, plant and equipment	$379,075	$23,104	$67,395	$469,574
Assets	$1,207,331	$216,250	$215,803	$1,639,384

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2021, 2020 and 2019:

Net Sales by Region	2021	2020	2019
Asia	$1,439,545	$961,376	$942,576
Europe	220,772	171,985	181,016
Americas	144,845	95,854	125,538
Total net sales	$1,805,162	$1,229,215	$1,249,130

Net Sales by Type	2021	2020	2020
Direct sales	$607,645	$419,024	$407,851
Distributor sales	1,197,517	810,191	841,279
Total net sales	$1,805,162	$1,229,215	$1,249,130

Net sales from products shipped to China for the twelve months ended December 31, 2021, 2020 and 2019, was $938.1 million $649.9 million and $633.8 million, respectively.

Note 17 – Commitments and Contingencies

Lease commitments – We lease offices, manufacturing plants, equipment, vehicles and warehouses under various lease agreements expiring through 2028. For information related to our lease commitments see Note 9.

In addition, we have the following land right leases. None of the leases requires a rental payment.

	Term (years)	Expiration Date
Chengdu, China	50	2061
Shanghai, China*	50	2056
Shanghai, China*	50	2058
Shandong, China	50	2058
Yangzhou, China	50	2065

*Separate leases by separate Diodes’ subsidiaries

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $96.4 million at December 31, 2021. As of December 31, 2021, we also had a commitment to purchase approximately $239.2 million of wafers to be used in our manufacturing process. These wafer purchases will occur from 2022 to 2025

Contingencies - From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business and operating results for the period in which the ruling occurs or future periods. Based on information available, we evaluate the likelihood of potential outcomes. We record the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that the Company considers material.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At December 31, 2021 and 2020, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815. We have recorded foreign currency forward agreements with a fair value of less than $0.4 million as a net asset on our consolidated balance sheet.

The tables below set forth outstanding foreign currency forward contracts at December 31, 2021 and 2020:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Strike Rate	Cash Flow Hedge Designation
3,693	December 2021	January 2022	EUR/GPB	0.8398	Non-designated
5,571	December 2021	January 2022	EUR/USD	1.1346	Non-designated
7,867	December 2021	January 2022	GPB/USD	1.3510	Non-designated
139,123	December 2021	January 2022	USD/CNY	6.3757	Non-designated
3,520	December 2021	January 2022	USD/JPY	115.1230	Non-designated
33,883	December 2021	January 2022	USD/TWD	27.6740	Non-designated
286	November 2021	April 2022	JPY	113.7800	Non-designated
286	November 2021	May 2022	JPY	113.7300	Non-designated
286	November 2021	June 2022	JPY	113.6800	Non-designated
286	November 2021	July 2022	JPY	113.6300	Non-designated
428	November 2021	August 2022	JPY	113.5600	Non-designated
$195,229

1,205	December 2020	February 2021	EUR/GPB	0.8948	Non-designated
2,202	December 2020	February 2021	EUR/USD	1.2218	Non-designated
12,879	December 2020	February 2021	GPB/USD	1.3654	Non-designated
213,508	April 2020 - December 2020	January 2021 - May 2021	USD/CNY	6.5806	Non-designated
3,189	December 2020	February 2021	USD/JPY	103.3150	Non-designated
43,180	January 2020 - December 2020	January 2021 - May 2021	USD/TWD	28.1442	Non-designated
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

The table below sets forth information related to the number of and the notional amount of our interest rate related derivative instruments at December 31 2021 and December 31, 2020:

	Number of Instruments		Notional Amount
	2021	2020	2021	2020
Interest rate swaps and collars	-	6	$-	$140,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

	Fair Value
	Other Current Liabilities
	2021	2020
Interest rate swaps and collars	$-	$1,626

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31 2021, 2020 and 2019:

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31,			from Accumulated	December 31,			Portion Excluded from	December 31,
Derivative Instruments Designated as Hedging	2021	2020	2019	OCI into Income	2021	2020	2019	Effectiveness Testing)	2021	2020	2019
Interest rate swaps and collars	$(13)	$(1,581)	$(2,997)	Interest expense	$(555)	$(445)	$1,248	N/A	$-	$-	$-
Cross currency swaps	989	(2,305)	(298)	N/A	-	-	-	Interest income	2,469	-	688

We estimate that none of the net derivative losses included in accumulated other comprehensive income (“AOCI”) as of December 31, 2021, will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2021.

	Amount of Gain or (Loss) Recognized in Net Income
	December 31,			Gain or (Loss)Recognized
Derivatives Not Designated As Hedging Instruments	2021	2020	2019	in Net Income
Foreign currency forward contracts	$3,925	$3,584	$(3,662)	Foreign currency loss, net

As of December 31, 2021 and 2020, the Company had not posted any collateral related to these agreements.

Note 19 – Acquisitions and Divestitures

Privately Held Wafer Design Company

During July 2021, the Company acquired an interest in an early stage privately held fabless wafer design company by purchasing $10.0 million of preferred stock and a $5.0 million convertible promissory note. As the investment in preferred stock does not have a readily determinable fair value, it will be measured at cost less impairment, and adjusted to fair value if there are any observable price changes for an identical or similar investment of the same issuer. The carrying value of the investment at December 31, 2021 was $10.0 million with no observable price changes occurring during the period. The promissory note is convertible into additional preferred stock, has an interest rate of 3% and is due in July 2026.

Manufacturing Subsidiary Located in China

In March 2021, the Company entered into an agreement to sell a manufacturing subsidiary in China for total consideration of approximately $41.5 million, which included a combination of cash and equity. The cash consideration consists of $15.2 million of agreed upon cash and a $23.3 million working capital adjustment while the equity is valued at $3.1 million, which increases the Company’s investment in the buyer to approximately 10%. The transaction closed in December 2021. The Company and the purchaser of the manufacturing facility have entered into an ongoing agreement in which the purchaser will continue to provide wafer -foundry services, on a preferential basis to the Company.

Management determined that the disposal group met the held-for-sale criteria and reclassified the carrying value of the disposal group to assets held-for-sale, which were previously included in prepaid expenses and other in the consolidated balance sheet. Upon closing of the transaction, Management derecognized the amounts previously classified as held-for-sale and recorded a gain on the sale of $9.5 million. The gain is recorded in other income in the Company's consolidated statement of income. Neither the buyer nor the manufacturing facility will be considered related parties after the transaction. The table below sets forth the major classes of assets and liabilities that were previously classified as held-for-sale on the consolidated balance sheet and the gain recognized in other income on the consolidated statement of income:

Assets
Cash and cash equivalents	$8,936
Accounts receivable, net	16,347
Inventories, net	5,415
Other current assets	1,387
Property, plant and equipment	5,598
Deferred income tax	3,198
Other long-term assets	4,807
Total assets disposed	$45,688

Liabilities
Accounts payable	5,025
Accrued liabilities and other	4,913
Other long-term liabilities	2,471
Total liabilities disposed	12,409
Net assets disposed	$33,279

LSC Acquisition

On November 30, 2020, the Company closed its previously announced acquisition of LSC, a Taiwan-based supplier of “green” power-related discrete and analog semiconductor devices. The Company purchased LSC in order to include LSC’s “green” power-related semiconductor devices that are designed for power saving and low power dissipation to serve the power supply market, and to reacquire the 7,765,778 of the Company’s common shares owned by LSC, which was approximately 15% of our outstanding shares prior to the close of such acquisition. The reacquired shares were treated as a settlement of a pre-existing relationship and as a transaction separate and apart from the business combination along with the settlement of payables and receivables between the Company and LSC. The reacquired shares are included in treasury stock on the Company’s balance sheet. There was no gain or loss on the settlement of the payables and receivables between the Company and LSC.

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

The table below sets forth the fair value of the LSC assets acquired and liabilities assumed based on relative fair value at the date of acquisition, after measurement period adjustments, and the corresponding line item in the Company’s consolidated balance sheet at the date of acquisition. During the period from January 1, 2021 through November 30, 2021, measurement period adjustments were made to inventories, property, plant and equipment, income tax payable, and accrued liabilities and other. During the period, the Company derecognized an estimated liability that was initially recognized on the opening balance sheet related to dividend payable accrual of approximately $12.8 million, reduced the previously estimated amount of a social insurance liability and an estimated information technology liability by $1.5 million, and recognized an additional income tax payable related to the reacquired shares in the amount of approximately $10.7 million. The adjustments to inventory and property, plant, and equipment were a result of refinements to the preliminary fair value calculation in the amounts of $0.7 million and $4.8 million respectively. The Company also made adjustments to the preliminary deferred tax calculations as a result of the measurement period adjustments described above. U.S. GAAP permits companies to complete the final determination of the fair values during the measurement period following the acquisition date. The size and breadth of the LSC acquisition necessitated the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date. The Company engaged a third party valuation specialist to assist with the assessment of any intangible assets acquired as part of the LSC acquisition, and it was determined that there were no intangible assets as a result of the LSC acquisition. The table below sets forth the fair value of the assets and liabilities recorded in the acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet at the date of acquisition.

	Original Preliminary		Final
	Value	Adjustments	Value
Cash and cash equivalents	$131,046	$-	$131,046
Accounts receivable	44,896	-	44,896
Inventories	55,710	(714)	54,996
Prepaid expenses and other current assets	11,447	-	11,447
Property, plant and equipment	67,952	4,808	72,760
Deferred income tax	15,732	(1,412)	14,320
Other long-term assets	26,037		26,037
Total assets acquired	352,820	2,682	355,502
Line of credit	88,508	-	88,508
Accounts payable	35,245	-	35,245
Accrued liabilities and other	48,992	(14,297)	34,695
Income tax payable	6,264	10,735	16,999
Deferred tax liabilities	8,941	6,244	15,185
Other long-term liabilities	10,783	-	10,783
Total liabilities assumed	198,733	2,682	201,415
Non-controlling interest	54	-	54
Net assets acquired	$154,033	$-	$154,033

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

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited proforma consolidated results for the twelve months ended December 31, 2020, include adjustments that result in a reduction to amortization and depreciation of $5.5 million, removal of sales to Diodes on the books of LSC and related cost of goods sold of $12.4 million and $7.9 million, respectively, removal of LSC’s share of Diodes’ profits as a 15% shareholder of $13.1 million, removal of $2.4 million of transaction costs, additional interest expense of $6.0 million, removal of impairment charges of $6.3 million, removal of operations of On-Bright, and a tax impact of those adjustments of a reduction to tax expense of $18.6 million.

The unaudited pro forma consolidated results for the twelve months ended December 31, 2019, include adjustments that result in a reduction to amortization and depreciation of $8.8 million, removal of sales to Diodes on the books of LSC and related COGS of $13.7 million and $9.0 million, respectively, removal of LSC’s share of Diodes’ profits as a 15% shareholder of $23.4 million, removal of $1.0 million of transaction costs, additional interest expense of $11.1 million, removal of impairment charges of $0.3 million, removal of the operation of On-Bright, and a tax impact of those adjustments of a reduction to tax expense of $10.7 million. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of LSC and other available information and assumptions believed to be reasonable under the circumstances. LSC has been conformed to Diodes’ reporting calendar.

Savitech Acquisition

On February 5, 2020, the Company entered into an agreement to invest up to approximately $14.2 million to acquire at least 51% of Savitech Corporation (“Savitech”), a fabless semiconductor design company located in Zhubei City, Taiwan. The Company made the investment in two tranches. The first tranche of $5.6 million, which provided the Company with a 33.6% ownership of Savitech, was made on March 4, 2020. The initial tranche was funded with cash on hand. The second tranche was also funded with cash on hand and paid in the third quarter ended September 30, 2021, in the amount of $8.5 million which increased the Company’s ownership to 53% of Savitech.

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

Other Investment

In August 2021, the Company entered into a joint venture located in Taiwan. The Company's investment will be $5.4 million for 60% ownership and is being consolidated into our consolidated financial statements. The purpose of the joint venture is to engage in the development of power modules for the automotive markets. The joint venture received Taiwan government approval in October 2021, and the Company made the $5.4 million payment in October 2021.

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1

3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 12, 2020	4.2

10.1*	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement dated April 1, 2013, between the Company and Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement, dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.6*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.7*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.8*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective June 1, 2013	10-K	February 27, 2017	10.10

10.9	Diodes Incorporated 2013 Equity Incentive Plan, as amended and restated on May 3, 2017	S-8	August 17, 2017	99.1

10.10*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.11*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.11.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.11.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

10.12*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.13*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.14*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.15*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.16*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.17*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.18	Lease Agreement dated as of September 30, 2003, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment, LTD.	10-Q	August 9, 2004	10.52

10.18.1	Supplementary to the Lease Agreement between Shanghai Kaihong Electronic Co. Ltd., and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.19	Lease Agreement dated as of June 28, 2004, between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.19.1	Supplementary Agreement dated December 31, 2007, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.20	Wafer Purchase Agreement dated January 10, 2006, between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.21	Supplementary to the Lease Agreement dated September 5, 2004, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.22	Supplementary to the Lease Agreement dated June 28, 2004, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.23	Agreement on Application, Construction and Transfer of Power Facilities dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd.	10-Q	May 10, 2006	10.16

10.24	Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.26	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.27	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.28	Distributorship Agreement dated November 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.29	Lease Facility Safety Management Agreement dated December 31, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.30	Consulting Agreement dated January 1, 2009, between the Company and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.31	Power Facility Construction Agreement dated October 29, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.31.1	Third Floor of the Accommodation Building Lease Agreement dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.32	Second Floor of the Accommodation Building Lease Agreement dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.33	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.34	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.35	Joint Venture Agreement effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.1

10.36	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.2

10.37	Power Facility Expansion Construction Contract dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.113

10.38	First Floor of the Accommodation Building Agreement dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.1

10.39	Third Floor of the Dormitory Building Lease Agreement dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.40	Supplement Agreement to the Power Facility Construction Application Agreement dated March 21, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	August 9, 2011	10.1

10.41	Plating Process Agreement dated December 31, 2007, among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.42	Second Supplementary Agreement dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.43	Supplement Agreement to Lease Agreement dated September 2013, between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.44	Amendment to Dinghong Building Lease Agreements between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.2

10.45	Termination Agreement to Dinghong Male Dorm Building Lease Agreement between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.4

10.46	Termination Agreement to Dinghong Female Dorm Building Lease Agreement between Shanghai Kaihong Electronic Technology Co. Limited and Shanghai Dinghong Electronic Co. Ltd.	10-Q	November 6, 2018	10.5

10.47	Power Account Transfer Agreement between Shanghai Kaihong Technology Company Limited and Shanghai YuanHao Co.	10-Q	November 6, 2018	10.6

10.48	Procurement Agreement dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.49	Share Transfer Memorandum of Understanding dated June 18, 2013, among the Company, Chengdu Ya Guang Electronic Engineering Factory and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

10.50	Equity Transfer Agreement dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.1

10.51	Equity Transfer Agreement Amendment dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.2

10.52	Amended Consulting Agreement dated as of January 1, 2015, between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.53	Chemical Warehouse Lease Agreement dated November 1, 2014, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.54	Chemical Warehouse Lease Agreement dated September 22, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.1

10.55	Amendment to Yuanhao Building Lease Agreements between Shanghai Kaihong Technology Company Limited and Shanghai Yuanhao Electronic Co. Ltd	10-Q	November 6, 2018	10.3

10.56	Property Lease Safety Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

10.57	2016 Amendment to Joint Venture Agreement effective as of December 7, 2016, between Diodes (Shanghai) Investment Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	December 13, 2016	99.1

10.58	Diodes Zetex Pension Scheme Recovery Plan dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.78

10.59	Diodes Zetex Pension Scheme Schedule of Contributions dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.79

10.60	Framework Agreement dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-K	February 27, 2017	10.80

10.61	Guarantee dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.5

10.62	Diodes Zetex Pension Scheme Information Protocol dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.63	Legal Charge dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.7

10.64	Amended and Restated Credit Agreement dated October 26, 2016, among the Company, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.64.1	Amendment No. 1 and Limited Waiver dated February 13, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	8-K	February 14, 2017	10.1

10.64.2	Amendment No. 2 dated August 24, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	10-K	February 20, 2018	10.80.2

10.65	Consent to Credit Agreement	10-Q	November 6, 2018	10.1

10.66	Consent and Amendment No. 3 to Amended and Restated Credit Agreement dated December 27, 2018, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 87 above)	10-K	February 21, 2019	10.89

10.67*	Transition agreement between Diodes Incorporated and Richard White	8-K	March 6, 2019	10.1

10.68*	Amended Transition Agreement between Diodes Incorporated and Richard White	8-K/A	April 1, 2019	10.1

10.69	Consent to Credit Agreement	10-Q	May 7, 2019	10.1

10.70	Consent to Credit Agreement	10-Q	August 5, 2019	10.1

10.71	Share Swap Agreement between Diodes Incorporated and Lite-On Semiconductor Corp. dated as of August 8, 2019	8-K	August 9, 2019	2.1

10.72	First Amendment to Second Amended and Restated Credit Agreement dated as of September 21, 2020	10-K	February 22, 2021	10.95

10.73	Consent Agreement with Respect to Second Amended and Restated Credit Agreement and Foreign Security Agreements dated as of November 2, 2020	10-K	February 22, 2021	10.96

10.74	Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of November 17, 2020. Portions of this Exhibit have been omitted	10-K	February 22, 2021	10.97

10.75	Facility Agreement, dated January 22, 2021, by and among Diodes Hong Kong Limited, The Hongkong and Shanghai Banking Corporation Limited, as Arranger, the financial institutions listed in Schedule 1 thereto, The Hongkong and Shanghai Banking Corporation Limited, as Agent, and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent. Portions of this Exhibit have been omitted.	8-K	January 26, 2021	10.1

10.76	Hong Kong Debenture, dated January 22, 2021, by and between Diodes Hong Kong Limited and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent.	8-K	January 26, 2021	10.2

10.77	Letter, dated January 22, 2021, from Diodes Incorporated to The Hongkong and Shanghai Banking Corporation.	8-K	January 26, 2021	10.3

10.78	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 4, 2021, by and among Diodes Incorporated, Diodes Holdings UK Limited, certain subsidiaries of Diodes Incorporated identified therein, the Lenders identified therein, and Bank of America, N.A.	10-Q	May 6, 2021	10.4

10.79	Amendment No. 4 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.				X

10.80	Amendment No. 5 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.				X

10.81	Amendment No. 6 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	8-K	January 4, 2022	10.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File, formatted in Inline XBRL				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 17, 2022
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brett R. Whitmire	February 17, 2022
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2022.

/s/ Keh-Shew Lu
KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Whitmire
BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)

/s/ Keh-Shew Lu	/s/ Michael R. Giordano
KEH-SHEW LU	MICHAEL R. GIORDANO
Chairman of the Board of Directors	Director

/s/ C.H. Chen	/s/ Peter M. Menard
C.H. CHEN	PETER M. MENARD
Director and Vice Chairman	Director

/s/ Angie Chen Button	/s/ Michael K. C. Tsai
ANGIE CHEN BUTTON	MICHAEL K. C. TSAI
Director	Lead Director

/s/ Warren Chen	/s/ Christina Wen-Chi Sung
WARREN CHEN	CHRISTINA WEN-CHI SUNG
Director	Director