Form 10-Q
period 2022-03-31
DIODES INC /DEL/
filed 2022-05-04
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2022 was 45,247,261.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$303,295	$363,599
Restricted cash	2,710	3,219
Short-term investments	9,241	6,542
Accounts receivable, net of allowances of $5,394 and $4,324 at March 31, 2022 and December 31, 2021, respectively	362,035	358,496
Inventories	370,045	348,622
Prepaid expenses and other	104,763	107,194
Total current assets	1,152,089	1,187,672
Property, plant and equipment, net	589,915	582,079
Deferred income tax	21,755	21,256
Goodwill	147,968	149,890
Intangible assets, net	90,451	94,550
Other long-term assets	163,284	159,048
Total assets	$2,165,462	$2,194,495

Liabilities
Current liabilities:
Lines of credit	$28,031	$18,068
Accounts payable	211,365	221,254
Accrued liabilities and other	167,392	184,649
Income tax payable	45,603	29,682
Current portion of long-term debt	11,102	17,381
Total current liabilities	463,493	471,034
Long-term debt, net of current portion	192,538	265,574
Deferred tax liabilities	32,432	32,230
Other long-term liabilities	116,980	122,933
Total liabilities	805,443	891,771

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,231,793 shares and 45,017,774 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	36,338	36,195
Additional paid-in capital	470,363	471,649
Retained earnings	1,189,500	1,116,809
Treasury stock at cost, 9,272,513 shares at March 31, 2022 and at December 31, 2021	(336,894)	(336,894)
Accumulated other comprehensive loss	(61,804)	(50,517)
Total stockholders' equity	1,297,503	1,237,242
Noncontrolling interest	62,516	65,482
Total equity	1,360,019	1,302,724
Total liabilities and stockholders' equity	$2,165,462	$2,194,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$482,123	$413,121
Cost of goods sold	285,426	274,485
Gross profit	196,697	138,636

Operating expenses
Selling, general and administrative	71,443	58,676
Research and development	28,677	27,659
Amortization of acquisition related intangible assets	3,862	4,023
Other operating expense (income)	(343)	888
Total operating expense	103,639	91,246

Income from operations	93,058	47,390

Other (expense) income
Interest income	826	768
Interest expense	(1,114)	(2,864)
Foreign currency gain (loss), net	1,721	(1,279)
Unrealized (loss) gain on investments	(5,548)	3,655
Other income	1,876	2,317
Total other (expense) income	(2,239)	2,597

Income before income taxes and noncontrolling interest	90,819	49,987
Income tax provision	16,646	9,434
Net income	74,173	40,553
Less net income attributable to noncontrolling interest	(1,482)	(1,101)
Net income attributable to common stockholders	$72,691	$39,452

Earnings per share attributable to common stockholders:
Basic	$1.61	$0.89
Diluted	$1.59	$0.87
Number of shares used in earnings per share computation:
Basic	45,104	44,408
Diluted	45,844	45,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$74,173	$40,553
Unrealized (loss) gain on defined benefit plan, net of tax	(1,533)	1,894
Unrealized gain on swaps and collars, net of tax	2,831	3,826
Unrealized foreign currency (loss), net of tax	(12,585)	(3,738)
Comprehensive income	62,886	42,535
Less: Comprehensive income attributable to noncontrolling interest	(1,482)	(1,101)
Total comprehensive income attributable to common stockholders	$61,404	$41,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2021	54,290	$36,195	(9,273)	$(336,894)	$471,649	$1,116,809	$(50,517)	$1,237,242	$65,482	$1,302,724
Total comprehensive income	-	-	-	-	-	72,691	(11,287)	61,404	1,482	62,886
Net changes in noncontrolling interests	-	-	-	-	(1,013)	-	-	(1,013)	(4,451)	(5,464)
Common stock issued for share-based plans	214	143	-	-	(59)	-	-	84	3	87
Share-based compensation	-	-	-	-	7,818	-	-	7,818	-	7,818
Tax related to net share settlement	-	-	-	-	(8,032)	-	-	(8,032)	-	(8,032)
Balance, March 31, 2022	54,504	$36,338	(9,273)	$(336,894)	$470,363	$1,189,500	$(61,804)	$1,297,503	$62,516	$1,360,019

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123
Total comprehensive income	-	-	-	-	-	39,452	1,982	41,434	1,101	42,535
Net changes in noncontrolling interests	-	-	-	-	(4)	-	-	(4)	1,007	1,003
Common stock issued for share-based plans	324	216	-	-	538	-	-	754	-	754
Share-based compensation	-	-	-	-	5,858	-	-	5,858	-	5,858
Tax related to net share settlement	-	-	-	-	(9,293)	-	-	(9,293)	-	(9,293)
Balance, March 31, 2021	53,860	$35,908	(9,260)	$(335,910)	$446,697	$927,498	$(71,624)	$1,002,569	$54,411	$1,056,980

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$74,173	$40,553
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	24,729	26,440
Amortization of intangible assets	3,862	4,023
Share-based compensation expense	7,902	6,122
Deferred income taxes	(347)	1,012
Investment loss (gain)	5,518	(3,713)
Other	(1,383)	425
Changes in operating assets:
Change in accounts receivable	(6,626)	(12,993)
Change in inventory	(25,074)	6,490
Change in other operating assets	(2,282)	2,899
Changes in operating liabilities:
Change in accounts payable	(8,549)	11,266
Change in accrued liabilities	(13,751)	(8,310)
Change in income tax payable	16,461	(4,100)
Change in other operating liabilities	(2,316)	(1,918)
Net cash flows provided by operating activities	72,317	68,196

Cash flows from investing activities
Acquisitions, net of cash received	(13,269)	-
Purchases of property, plant and equipment	(38,542)	(17,179)
Proceeds from sale of property, plant and equipment	188	886
Proceeds from short-term investments	3,046	2,085
Purchases of short-term investments	(5,998)	(4,364)
Other	(311)	8,173
Net cash and cash equivalents used in investing activities	(54,886)	(10,399)

Cash flows from financing activities
Advances on lines of credit and short-term debt	37,782	2,820
Repayments of lines of credit and short-term debt	(26,883)	(75,696)
Proceeds from long-term debt	45,000	215,000
Repayments of long-term debt	(123,545)	(179,361)
Net proceeds from issuance of common stock	84	754
Repayment of and proceeds from finance lease obligation	(61)	(141)
Taxes paid related to net share settlement	(8,032)	(9,293)
Capital contribution from noncontrolling interests	3	1,003
Other	(207)	(499)
Net cash and cash equivalents used in provided by financing activities	(75,859)	(45,413)

Effect of exchange rate changes on cash and cash equivalents	(2,385)	(1,812)
Change in cash and cash equivalents, including restricted cash	(60,813)	10,572
Cash and cash equivalents, beginning of period, including restricted cash	366,818	320,529
Cash and cash equivalents, end of period, including restricted cash	$306,005	$331,101

Supplemental Cash Flow Information
Interest paid during the period	$878	$2,704
Taxes paid during the period	$476	$12,284

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$22,904	$7,960

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above. The Company’s restricted cash primarily consisted of the cash required to be on deposit under our Asia credit facilities to support outstanding loan and import/export guarantees. As of March 31 2022, restricted cash of $2.7 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

	Three Months Ended
	March 31,
	2022	2021
Current assets:
Cash and cash equivalents	$303,295	$276,253
Restricted cash (included in other current assets)	2,710	54,848
Total cash, cash equivalents and restricted cash	$306,005	$331,101

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
•
Diodes Incorporated is also C-TPAT certified; and
•
These Quality Awards reflect the superior quality-control techniques established at Diodes Incorporated and further enhance our credibility as a vendor-of-choice to original equipment manufacturers ("OEMs") increasingly concerned with quality and consistency.

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2021 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2022.

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

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 740): Troubled Debt Restructurings and Vintage Disclosures. This ASU among other things, updates accounting and disclosures for public business entities to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in vintage disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods therein. We are assessing this guidance but do not anticipate it will have material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance, the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company will continue evaluating the impact of this ASU.

In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard was effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. The adoption will not have a material effect on our consolidated financial statements.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the three months ended March 31, 2022 and 2021, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2022	2021
Earnings (numerator)
Net income attributable to common stockholders	$72,691	$39,452

Shares (denominator)
Weighted average common shares outstanding (basic)	45,104	44,408
Dilutive effect of stock options and stock awards outstanding	740	835
Adjusted weighted average common shares outstanding (diluted)	45,844	45,243

Earnings per share attributable to common stockholders
Basic	$1.61	$0.89
Diluted	$1.59	$0.87

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	1	-

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	March 31, 2022	December 31, 2021
Finished goods	$107,542	$108,557
Work-in-progress	79,880	81,784
Raw materials	182,623	158,281
Total	$370,045	$348,622

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2021	$149,890
Foreign currency translation adjustment	(1,922)
Balance at March 31, 2022	$147,968

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2022	2021
Intangible assets subject to amortization:
Gross carrying amount	$249,756	$247,695
Accumulated amortization	(160,789)	(156,927)
Foreign currency translation adjustment	(7,765)	(7,582)
Total	81,202	83,186
Intangible assets with indefinite lives:
Gross carrying amount	10,303	12,364
Foreign currency translation adjustment	(1,054)	(1,000)
Total	9,249	11,364
Total intangible assets, net	$90,451	$94,550

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2022	2021
Three Months Ended March 31,	$3,862	$4,023

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2022	2021
Domestic pre-tax income	$63,119	$7,069
Foreign pre-tax income	$27,700	$42,918
Income tax provision	$16,646	$9,434
Effective tax rate	18.3%	18.9%
Impact of tax holidays on tax expense	$(43)	$(582)
Earnings per share impact of tax holidays:
Basic	$-	$0.01
Diluted	$-	$0.01

The decrease in the effective tax rate for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, is primarily attributable to the change in pre-tax earnings during the comparable periods.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2013, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2011. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. As of March 31, 2022, the gross amount of unrecognized tax benefits was approximately $44.6 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended
	March 31,
	2022	2021
Cost of goods sold	$347	$275
Selling, general and administrative	6,534	5,033
Research and development	1,021	814
Total share-based compensation expense	$7,902	$6,122

Share Grants – Share grants consist of restricted stock awards, restricted stock units and performance stock units ("PSUs"). Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period and are measured based on the fair market value of the underlying stock on the date of grant. Compensation expense is recognized on a straight-line basis over the requisite four-year service period. All new grants are granted under the Company’s 2013 Equity Incentive Plan.

Performance stock units (“PSUs”) are measured based on the fair market value of the underlying stock on the date of grant, and compensation expense is recognized over the three-year performance period, with adjustments made to the expense to recognize the probable payout percentage.

As of March 31, 2022, total unrecognized share-based compensation expense related to share grants was approximately $69.7 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Options –We recognized stock option expense of less than $20 thousand for the three months ended March 31, 2022 and 2021, respectively. All stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees. We acquired a controlling interest in Savitech in 2020.

NOTE 7 – Enterprise Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas and Europe. No customer accounted for 10% or more of our net sales or outstanding accounts receivable at any point in the periods presented in this Quarterly Report.

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

As of and for the
Three Months Ended March 31, 2022	Asia	Americas	Europe	Consolidated
Total sales	$450,885	$293,770	$78,057	$822,712
Intercompany elimination	(157,163)	(157,577)	(25,849)	(340,589)
Net sales	$293,722	$136,193	$52,208	$482,123

Property, plant and equipment, net	$465,262	$22,413	$102,240	$589,915
Total assets	$1,590,331	$347,098	$228,033	$2,165,462

As of and for the
Three Months Ended March 31, 2021	Asia	Americas	Europe	Consolidated
Total sales	$471,069	$246,827	$60,174	$778,070
Intercompany elimination	(178,950)	(160,829)	(25,170)	(364,949)
Net sales	$292,119	$85,998	$35,004	$413,121

Property, plant and equipment, net	$400,149	$24,539	$85,779	$510,467
Total assets	$1,461,428	$240,063	$288,851	$1,990,342

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor):

	Three Months Ended
Net Sales by Region	2022	2021
Asia	$364,816	$334,976
Europe	64,771	48,386
Americas	52,536	29,759
Total net sales	$482,123	$413,121

Net Sales by Type
Direct sales	$148,418	$147,722
Distributor sales	333,705	265,399
Total net sales	$482,123	$413,121

Net sales from products shipped to China was $230.4 million and $222.3 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $198.4 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of March 31, 2022, was approximately $169.5 million, net of $28.0 million advanced under our foreign credit lines and $0.9 million credit used for import and export guarantee.

Long-term debt

Borrowings outstanding as of March 31, 2022 and December 31, 2021, are set forth in the table below:

	March 31,	December 31,		Current Amount
Description	2022	2021	Interest Rate	Maturity
Short-term debt	$28,031	$18,068	Various indices plus margin	Various during 2022

Long-term debt
Term loan and revolver	$76,842	$155,122	Libor plus margin	May 2024
Notes payable to Bank of Taiwan	2,361	2,492	Variable, 1.3% base	June 2033
Notes payable to Bank of Taiwan	1,748	1,807	2-yr deposit rate floating	September 2023
Notes payable to Bank of China Trust Company	15,451	16,168	Taibor 3 month rate + 0.5%	May 2024
Notes payable to Bank of China Trust Company	3,497	3,614	Taibor 3 month rate + 0.5%	December 2023
Notes payable to E Sun Bank	3,497	3,614	1-M deposit rate plus 0.08%	December 2023
Notes payable to E Sun Bank	343	371	1-M deposit rate plus 0.08%	June 2027
Notes payable to E Sun Bank	1,713	1,771	1-M deposit rate plus 0.08%	June 2030
Notes payable to HSBC	100,000	100,000	Libor plus margin	January 2023
Total long-term debt	205,452	284,959
Less: Current portion of long-term debt	(11,102)	(17,381)
Less: Unamortized debt costs	(1,812)	(2,004)
Total long-term debt, net of current portion	$192,538	$265,574

NOTE 9 – Commitments and Contingencies

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $118.8 million at March 31, 2022. As of March 31, 2022, we also had a commitment to purchase approximately $217.5 million of wafers to be used in our manufacturing process. These wafer purchases will occur from 2022 to 2025.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of March 31, 2022, the underfunded liability for this defined benefit plan was approximately $12.1 million. We have agreed to a schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1.3:1) to be paid in annual installments that began on March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset performance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million (approximately $0.3 million based on GBP: USD exchange rate oat 1.3:1) in annual installments to cover expenses.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At March 31, 2022 and December 31, 2021, we had $192.4 million and $195.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification ("ASC") No. 815.

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

The table below sets forth the fair value of the Company’s currency swap related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	Other Assets		Other Liabilities
	2022	2021	2022	2021
Currency Swaps	$1,507	$-	$-	$1,330

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended
	March 31,
	2022	2021

Operating lease expense	$3,510	$4,235
Finance lease expense:
Amortization of assets	3	211
Interest on lease liabilities	-	1
Short-term lease expense	270	245
Variable lease expense	975	1,129
Total lease expense	$4,758	$5,821

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	March 31, 2022	December 31, 2021
Operating leases:
Operating lease ROU assets	$47,966	$49,703

Current operating lease liabilities	10,490	11,199
Noncurrent operating lease liabilities	21,355	22,291
Total operating lease liabilities	$31,845	$33,490

Finance leases:
Finance lease ROU assets	$2,563	$2,561
Accumulated amortization	(2,512)	(2,524)
Finance lease ROU assets, net	$51	$37

Current finance lease liabilities	$10	$15
Non-current finance lease liabilities	16	23
Total finance lease liabilities	$26	$38

Weighted average remaining lease term (in years):
Operating leases	6.9	6.9
Finance leases	2.3	2.3

Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	3.7%	3.7%

The table below sets forth supplemental cash flow and other information related to leases:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$4,575	$5,570
Operating cash outflows from finance leases	–	1
Financing cash outflow from finance leases	61	141

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	1,541	11,640

The table below sets forth information about lease liability maturities:

	March 31, 2022
	Operating Leases	Finance Leases
2022	$9,817	$10
2023	7,708	12
2024	4,857	4
2025	4,307	1
2026	2,852	-
2027	685	-
2028 and thereafter	7,569	-
Total lease payments	37,795	27
Less: imputed interest	(5,950)	(1)
Total lease obligations	31,845	26
Less: current obligations	(10,490)	(10)
Long-term lease obligations	$21,355	$16

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At March 31, 2022 and December 31, 2021, these investments totaled approximately $14.0 million and $15.5 million, respectively.

NOTE 13 – Related Parties

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

Our Chairman and CEO serves as a member of the Nuvoton board of directors and we purchase wafers from Nuvoton for use in our production process and we have an agreement to purchase approximately $44.1 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationships Nuvoton to be mutually beneficial and plan to continue our strategic alliance with Nuvoton.

JCP is an FCP manufacturing company from which we purchase material and in which we have made an equity investment. We account for this investment using the equity method of accounting.

The table below set forth the net sales, purchases and expenses with our related parties for the three months ended March 31:

	Three Months Ended
	March 31,
	2022	2021
Keylink
Net sales	$5,766	$5,566
Purchases	$422	$479
Plating, rental and consulting expense	$4,547	$4,315
Nuvoton
Net sales	$35	$-
Purchases	$3,066	$1,407
JCP
Purchases	$213	$359

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31, 2022	December 31, 2021
Keylink
Accounts receivable	$48,872	$39,530
Accounts payable	$33,562	$36,090
Nuvoton
Accounts receivable	$13	$-
Accounts payable	$1,735	$2,014
JCP
Accounts payable	$265	$235

Note 14 - Equity Investments

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $20.0 million as of March 31, 2022 and $16.2 million as of December 31, 2021. During the three months ended March 31, 2022 the Company recognized $3.9 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other income, in the Condensed Consolidated Statement of Operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes.

Note 15 –Acquisitions and Divestitures

Wafer Fabrication Plant in South Portland Maine

During February 2022, the Company entered into a definitive agreement to acquire onsemi’s wafer fabrication facility and operations located in South Portland, Maine. The South Portland Facility ("SPFAB") will provide additional 200mm wafer fab capacity for analog products to accelerate our growth initiatives in the automotive and industrial end markets. This US-based facility, together with the Company's existing wafer fabrication facilities in Asia and Europe, will further enhance the Company's global manufacturing operations.

The purchase of SPFAB is subject to customary closing conditions and is expected to be completed late in the second quarter of 2022. Following the close, Diodes will integrate the South Portland Facility as well as its operations and employees.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 18, 2021.

Overview

We are a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the consumer electronics, computing, communications, industrial, and automotive markets. For detailed information, see Note 1 – Summary of Operations and Significant Accounting Policies, included in the condensed consolidated financial statements in Item 1 above. Our products are sold primarily throughout Asia, the Americas and Europe. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, provides us with a meaningful competitive advantage relative to other semiconductor companies.

Summary for the Three Months Ended March 31, 2022

•
Net sales were $482.1 million, an increase of 16.7% from the $413.1 million in 2021;
•
Gross profit was $196.7 million, a 41.9% increase, compared to the $138.6 million in 2021;
•
Gross profit margin improved 720 basis points to 40.8% from 33.6% in 2021;
•
Operating income increased 96.4% to $93.1 million, or 19.3% of net sales, compared to $47.4 million, or 11.5% of net sales, in 2021;
•
Net income was $72.7 million, or $1.59 per diluted share, compared to $39.5 million, or $0.87 per diluted share, in 2021; and
•
We achieved $72.3 million cash flow from operations. We had cash capital expenditures of $38.5 million, or 8.0% of net sales and a paydown of debt of $67.6 million.

COVID-19

We remain focused on the safety and well-being of our stakeholders and on the service to our customers. We will continuously review and assess the rapidly-changing COVID-19 pandemic and its impacts on our customers, our suppliers and our business so that we can seek to address those impacts. With the current lockdowns being experienced in Shanghai, China, there can be no assurances we will not be required to close or reduce our manufacturing production in the future in response to the COVID-19 pandemic or other events beyond our control. In response to these lockdowns in Shanghai, the company has been providing relief assistance for the impacted employees, including sleeping and shower arrangements at our local facilities, in addition to providing meals for employees.

As of March 31, 2022, our cash, cash equivalents, and short-term investments were $312.5 million, and we had access to additional borrowing capacity of $250.0 million under the revolving portion our credit agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

See “Risk Factors - Shanghai, China has been experiencing government imposed lockdowns due to a resurgence of the Covid-19 virus" in Item 1A of this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended March 31,
	2022	2021
Net sales	100%	100%
Cost of goods sold	(59)	(66)
Gross profit	41	34
Total operating expense	22	22
Income from operations	19	11
Total other expense	-	1
Income before income taxes and noncontrolling interest	19	12
Income tax provision	(3)	(2)
Net income	15	10
Net income attributable to common stockholders	15	10

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2022	2021	Increase/(Decrease)	% Change
Net sales	$482,123	$413,121	$69,002	16.7%
Cost of goods sold	285,426	274,485	10,941	4.0%
Gross profit	196,697	138,636	58,061	41.9%
Total operating expense	103,639	91,246	12,393	13.6%
Interest income	826	768	58	7.6%
Interest expense	(1,114)	(2,864)	(1,750)	(61.1%)
Foreign currency gain (loss), net	1,721	(1,279)	(3,000)	(234.6%)
Unrealized (loss) gain on investments	(5,548)	3,655	(1,893)	N/A
Other income	1,876	2,317	(441)	19.0%
Income tax provision	16,646	9,434	7,212	76.4%

Net sales increased approximately $69.0 million, or 16.7%, for the three months ended March 31, 2022, compared to the same period last year. This increase was driven primarily by revenue growth in the automotive and industrial end markets along with continued growth in our Pericom-branded products. The expansion of gross margin by 720 basis points is attributable to a greater mix of higher margin products, as weighted-average sales price increased 30.4% when compared to the same period last year, along with expanded factory utilization and loading. Additionally, we attribute the Company's continued net sales growth to our content expansion initiatives and our total solution sales approach, resulting in expanded customer relationships and increasing design win momentum.

The table below sets forth our revenue as a percentage of total revenue by end-user market for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Industrial	26%	22%
Communications	16%	17%
Consumer	18%	19%
Computing	27%	30%
Automotive	13%	12%

Net sales increase in all markets. Strong revenue and margin performance continues to be driven by records achieved in the automotive end market, which reached 13% of revenue, the industrial market, as well as for our Pericom products. Gross margin expanded 720 basis points year-over-year due to a greater mix of higher margin products along with expanded factory utilization and loading. Another key factor to our ongoing success has been our content expansion initiatives and our total solution sales approach, resulting in expanded customer relationships and increasing design win momentum.

Cost of goods sold increased approximately $10.9 million for the three months ended March 31, 2022, compared to the same period last year, due to the increased net sales during the three months ended March 31, 2021. As a percent of sales, cost of goods sold was 59.2% for the three months ended March 31, 2022, compared to 66.4% for the same period last year. Average unit cost increased approximately 16.2% for the three months ended March 31, 2022, compared to the same period last year due to cost increases from various subcontractors and foundries. For the three months ended March 31, 2022, gross profit increased approximately 41.9% when compared to the same period last year. Gross profit margin for the three month periods ended March 31, 2022 and 2021 was 40.8% and 33.6%, respectively.

Operating expenses for the three months ended March 31, 2022, increased $12.4 million when compared to the three months ended March 31, 2021. Operating expenses as a percentage of net sales was 21.5% and 22.1% for the three months ended March 31, 2022 and 2021, respectively. Selling, general and administrative expenses (“SG&A”) increased approximately $12.8 million, due to increases in wages and benefits, selling expenses and freight and duty expenses as compared to the same period last year. Research and development expenses (“R&D”) increased approximately $1.0 million due to increases in wages and benefits and professional services as compared to the same period last year. SG&A, as a percentage of net sales, was 14.8% and 14.2% for the three months ended March 31, 2022 and 2021. R&D, as a percentage of net sales, was 5.9% and 6.7% for the three months ended March 31, 2022 and 2021, respectively.

Interest income was flat for the three months ended March 31, 2022, compared to the same period last year. Interest expense decreased 61.1% for the three months ended March 31, 2022, compared to the same period last year, due to a decrease in the borrowing levels and a decrease in the rate on our floating rate debt. Unrealized gain on investments decreased from 2021 due to mark to market adjustments on investments held in China.

We recognized income tax expense of approximately $16.6 million and $9.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase in income taxes for 2022 compared to 2021 was primarily attributable to an increase in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $366.8 million at December 31, 2021 to $306.0 million at March 31, 2022. This decrease is cash, cash equivalents and restricted cash reflects normal operations of the Company and the $67.6 million paydown of the Company's debt. As of March 31, 2022, we had short-term investments totaling $9.2 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At March 31, 2022 and December 31, 2021, our working capital was $688.6 million and $716.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of March 31, 2022, our foreign subsidiaries held approximately $236.7 million of cash, cash equivalents and investments of which approximately $38.4 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $38.4 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $198.4 million. At March 31 2022, outstanding borrowings were $28.0 million and outstanding letters of credit were $0.9 million under the Asia credit facilities.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”) consisting of a term loan with a current balance of $76.8 million and a $250.0 million revolving senior credit facility, of which nothing was drawn on March 31, 2022. The Credit Agreement matures in May 2024.

In addition to the liquidity provided by the Credit Agreement, our 51% owned subsidiary, Eris Technology Company ("ERIS"), borrowed $28.6 million on a long-term basis from local Taiwan banks. The ERIS debt matures in periods through 2033.

Discussion of Cash Flow

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
Net cash flows provided by operating activities	$72,317	$68,196
Net cash and cash equivalents used in investing activities	(54,886)	(10,399)
Net cash and cash equivalents used in provided by financing activities	(75,859)	(45,413)
Effect of exchange rate changes on cash and cash equivalents	(2,385)	(1,812)
Net increase in cash and cash equivalents, including restricted cash	$(60,813)	$10,572

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2022 was $72.3 million. Net cash flows provided by operating activities for the three months ended March 31, 2022 resulted from net income of $74.2 million, depreciation and amortization of intangible assets of $28.6 million, share-based compensation of $7.9 million and net non-cash investment losses of $5.5 million. The increases were partially offset by a decrease in changes in operating asset and liability accounts of $42.1 million Net cash flows provided by operating activities for the three months ended March 31, 2021 was $68.2 million. Net cash flows provided by operating activities for the three months ended March 31, 2021 resulted from net income of $40.6 million, depreciation and amortization of intangible assets of $30.5 million, share-based compensation of $6.1 million and an increase in deferred taxes of $1.0 million. The increases were partially offset by a decrease in noncash working capital accounts of $6.7 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $54.9 million for the three months ended March 31, 2022. Net cash and cash equivalents used in investing activities for the three months ended March 31, 2022 was primarily due to the purchase of property, plant and equipment of $38.5 million, representing approximately 8% of net sales, the acquisition of the remainder of a non-controlling interest of $5.3 million and the down payment on the SPFAB acquisition and the net purchase of short-term investments of $3.0 million for the three months ended March 31, 2022. Net cash and cash equivalents used in investing activities was $10.4 million for the three months ended March 31, 2021. Net cash and cash equivalents used in investing activities for the three months ended March

31, 2021 was primarily due to the purchase of property, plant and equipment of $17.2 million, partially offset by net proceeds from the maturity of short-term investments of $2.1 million and other investing cash inflows of $9.1 million for the three months ended March 31, 2021.

Financing Activities

Net cash and cash equivalents used in financing activities was $75.9 million for the three months ended March 31, 2022. Net cash used in financing activities in the three months ended March 31, 2022 consisted primarily of $67.6 million of net reductions in our debt and taxes paid on net share settlements of $8.0 million. Net cash and cash equivalents used in financing activities was $45.4 million for the three months ended March 31, 2021. Net cash used in financing activities in the three months ended March 31, 2021 consisted primarily of $37.2 million of net reductions in our debt and taxes paid on net share settlements of $9.3 million.

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

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.

Critical Accounting Estimates

Our critical accounting estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022. Any new accounting estimates or updates to existing accounting estimates as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Summary of Operations and Significant Accounting Policies. The application of our critical accounting estimates may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of March 31, 2022, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 18, 2022, other than the additional risk factors below related to the lockdown of Shanghai, China and the ongoing conflict between Ukraine and Russia.

Shanghai, China has been experiencing government imposed lockdowns due to a resurgence of the Covid-19 virus.

We have manufacturing facilities located in Shanghai, China, where operations are subject to being shut-down by the Chinese government due to a resurgence in the Covid-19 virus. An extended shut-down of our Shanghai facilities could have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

The invasion of Ukraine by Russia could negatively impact our business.

Russia’s recent military invasion of Ukraine has led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military invasion and the resulting sanctions have had an adverse effect on global markets. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

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

DIODES INCORPORATED
(Registrant)

May 4, 2022	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 4, 2022	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)