Form 10-Q
period 2022-06-30
DIODES INC /DEL/
filed 2022-08-04
CIK 29002

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s Common Stock outstanding as of August 1, 2022 was 45,481,026.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$299,868	$363,599
Restricted cash	7,679	3,219
Short-term investments	8,833	6,542
Accounts receivable, net of allowances of $4,936 and $4,324 at June 30, 2022 and December 31, 2021, respectively	401,196	358,496
Inventories	371,351	348,622
Prepaid expenses and other	125,686	107,194
Total current assets	1,214,613	1,187,672
Property, plant and equipment, net	671,654	582,079
Deferred income tax	20,189	21,256
Goodwill	145,898	149,890
Intangible assets, net	86,071	94,550
Other long-term assets	146,619	159,048
Total assets	$2,285,044	$2,194,495

Liabilities
Current liabilities:
Lines of credit	$25,907	$18,068
Accounts payable	219,329	221,254
Accrued liabilities and other	205,152	184,649
Income tax payable	40,253	29,682
Current portion of long-term debt	9,336	17,381
Total current liabilities	499,977	471,034
Long-term debt, net of current portion	229,912	265,574
Deferred tax liabilities	31,541	32,230
Other long-term liabilities	106,155	122,933
Total liabilities	867,585	891,771

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,288,669 shares and 45,017,774 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	36,376	36,195
Additional paid-in capital	478,374	471,649
Retained earnings	1,269,655	1,116,809
Treasury stock, at cost, 9,272,513 shares at June 30, 2022 and at December 31, 2021	(337,112)	(336,894)
Accumulated other comprehensive loss	(93,974)	(50,517)
Total stockholders' equity	1,353,319	1,237,242
Noncontrolling interest	64,140	65,482
Total equity	1,417,459	1,302,724
Total liabilities and stockholders' equity	$2,285,044	$2,194,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$500,972	$440,448	$983,095	$853,569
Cost of goods sold	294,446	280,646	579,872	555,131
Gross profit	206,526	159,802	403,223	298,438

Operating expenses
Selling, general and administrative	69,067	60,280	140,510	118,956
Research and development	30,762	29,987	59,439	57,646
Amortization of acquisition related intangible assets	3,980	4,060	7,842	8,083
Other operating expense (income)	(3,521)	118	(3,864)	1,006
Total operating expense	100,288	94,445	203,927	185,691

Income from operations	106,238	65,357	199,296	112,747

Other (expense) income
Interest income	861	818	1,687	1,586
Interest expense	(1,590)	(2,017)	(2,704)	(4,881)
Foreign currency gain (loss), net	1,819	(510)	3,540	(1,789)
Unrealized (loss) gain on investments	(7,764)	5,261	(13,312)	8,916
Other income	1,647	1,837	3,523	4,154
Total other (expense) income	(5,027)	5,389	(7,266)	7,986

Income before income taxes and noncontrolling interest	101,211	70,746	192,030	120,733
Income tax provision	18,461	12,120	35,107	21,554
Net income	82,750	58,626	156,923	99,179
Less net income attributable to noncontrolling interest	(2,595)	(3,252)	(4,077)	(4,353)
Net income attributable to common stockholders	$80,155	$55,374	$152,846	$94,826

Earnings per share attributable to common stockholders:
Basic	$1.77	$1.24	$3.38	$2.13
Diluted	$1.75	$1.22	$3.33	$2.09
Number of shares used in earnings per share computation:
Basic	45,265	44,667	45,185	44,538
Diluted	45,841	45,380	45,913	45,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$82,750	$58,626	$156,923	$99,179
Unrealized gain on defined benefit plan, net of tax	7,133	4,961	5,600	6,855
Unrealized gain (loss) on swaps and collars, net of tax	2,063	(2,027)	4,894	1,799
Unrealized foreign currency (loss), net of tax	(41,366)	12,849	(53,951)	9,111
Comprehensive income	50,580	74,409	113,466	116,944
Less: Comprehensive income attributable to noncontrolling interest	(2,595)	(3,252)	(4,077)	(4,353)
Total comprehensive income attributable to common stockholders	$47,985	$71,157	$109,389	$112,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31 2022	54,504	$36,338	(9,273)	$(336,894)	$470,363	$1,189,500	$(61,804)	$1,297,503	$62,516	$1,360,019
Total comprehensive income (loss)	-	-	-	-	-	80,155	(32,170)	47,985	2,595	50,580
Net changes in noncontrolling interests	-	-	-	-	-	-		-	(971)	(971)
Common stock issued for share-based plans	58	38	-	-	18	-	-	56	-	56
Share-based compensation	-	-	-	-	8,607	-	-	8,607	-	8,607
Deferred compensation plan	-	-	-	(218)	218	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(832)	-	-	(832)	-	(832)
Balance, June 30, 2022	54,562	$36,376	(9,273)	$(337,112)	$478,374	$1,269,655	$(93,974)	$1,353,319	$64,140	$1,417,459

Balance, December 31, 2021	54,290	$36,195	(9,273)	$(336,894)	$471,649	$1,116,809	$(50,517)	$1,237,242	$65,482	$1,302,724
Total comprehensive income	-	-	-	-	-	152,846	(43,457)	109,389	4,077	113,466
Net changes in noncontrolling interests	-	-	-	-	(1,014)	-	-	(1,014)	(5,419)	(6,433)
Common stock issued for share-based plans	272	181	-	-	(41)	-	-	140	-	140
Share-based compensation	-	-	-	-	16,426	-	-	16,426	-	16,426
Deferred compensation plan	-	-	-	(218)	218	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(8,864)	-	-	(8,864)	-	(8,864)
Balance, June 30, 2022	54,562	$36,376	(9,273)	$(337,112)	$478,374	$1,269,655	$(93,974)	$1,353,319	$64,140	$1,417,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2021	53,860	$35,908	(9,260)	$(335,910)	$446,697	$927,498	$(71,624)	$1,002,569	$54,411	$1,056,980
Total comprehensive income	-	-	-	-	-	55,374	15,783	71,157	3,252	74,409
Net changes in noncontrolling interests	-	-	-	-	(18)	-	-	(18)	2,750	2,732
Common stock issued for share-based plans	134	90	-	-	1,259	-	-	1,349	-	1,349
Share-based compensation	-	-	-	-	8,280	-	-	8,280	-	8,280
Deferred compensation plan	-	-	(3)	(218)	218	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(753)	-	-	(753)	-	(753)
Balance, June 30, 2021	53,994	$35,998	(9,263)	$(336,128)	$455,683	$982,872	$(55,841)	$1,082,584	$60,413	$1,142,997

Balance, December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123
Total comprehensive income	-	-	-	-	-	94,826	17,765	112,591	4,353	116,944
Net changes in noncontrolling interests	-	-	-	-	(22)	-	-	(22)	3,757	3,735
Common stock issued for share-based plans	458	306	-	-	1,797	-	-	2,103	-	2,103
Share-based compensation	-	-	-	-	14,138	-	-	14,138	-	14,138
Deferred compensation plan	-	-	(3)	(218)	218	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(10,046)	-	-	(10,046)	-	(10,046)
Balance, June 30, 2021	53,994	$35,998	(9,263)	$(336,128)	$455,683	$982,872	$(55,841)	$1,082,584	$60,413	$1,142,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$156,923	$99,179
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	52,047	53,105
Amortization of intangible assets	7,842	8,083
Share-based compensation expense	16,513	14,764
Deferred income taxes	(2,415)	1,194
Investment loss (gain)	13,197	(9,075)
(Gain) loss on disposal of property, plant and equipment	(3,756)	136
Other	(2,145)	151
Changes in operating assets:
Change in accounts receivable	(50,368)	(17,060)
Change in inventory	(35,119)	(2,451)
Change in other operating assets	(25,083)	(5,597)
Changes in operating liabilities:
Change in accounts payable	5,404	19,456
Change in accrued liabilities	17,790	4,706
Change in income tax payable	11,988	(2,332)
Change in other operating liabilities	(5,479)	(2,195)
Net cash flows provided by operating activities	157,339	162,064

Cash flows from investing activities
Acquisitions, net of cash received	(85,692)	-
Purchases of property, plant and equipment	(78,105)	(45,037)
Proceeds from sale of property, plant and equipment	89	3,042
Proceeds from short-term investments	3,819	4,020
Purchases of short-term investments	(6,708)	(5,160)
Purchase of equity securities	(4,051)	(1)
Other	6,080	6,462
Net cash and cash equivalents used in investing activities	(164,568)	(36,674)

Cash flows from financing activities
Advances on lines of credit and short-term debt	45,214	6,404
Repayments of lines of credit and short-term debt	(35,382)	(88,307)
Proceeds from long-term debt	184,718	315,006
Repayments of long-term debt	(227,078)	(384,554)
Net proceeds from issuance of common stock	140	2,103
Repayment of and proceeds from finance lease obligation	(12)	(151)
Taxes paid related to net share settlement	(8,864)	(10,046)
Net changes in noncontrolling interests	2,701	3,753
Other	(227)	(500)
Net cash and cash equivalents used in financing activities	(38,790)	(156,292)

Effect of exchange rate changes on cash and cash equivalents	(13,252)	5,291
Change in cash and cash equivalents, including restricted cash	(59,271)	(25,611)
Cash and cash equivalents, beginning of period, including restricted cash	366,818	320,529
Cash and cash equivalents, end of period, including restricted cash	$307,547	$294,918

Supplemental Cash Flow Information
Interest paid during the period	$2,226	$4,545
Taxes paid during the period	$29,674	$23,904

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$30,286	$16,081
Dividend payable to noncontrolling interest	$3,657	$-

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above. The Company’s restricted cash primarily consisted of the cash required to be on deposit under our Asia credit facilities to support outstanding loan and import/export guarantees. As of June 30, 2022, restricted cash of $7.7 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

	Six Months Ended
	June 30,
	2022	2021
Current assets:
Cash and cash equivalents	$299,868	$292,650
Restricted cash (included in other current assets)	7,679	2,268
Total cash, cash equivalents and restricted cash	$307,547	$294,918

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

The Company's corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California, respectively. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, Zhubei City, Taiwan; Shanghai and Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company's wafer fabrication facilities are located in Oldham, England; Greenock, Scotland; Shanghai and Wuxi, China; and Keelung, Hsinchu, Taiwan and South Portland, Maine, United States. The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, England; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich and Frankfurt, Germany; with support offices throughout the world.

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2021 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2022.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the three months and six months ended June 30, 2022 and 2021, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Earnings (numerator)
Net income attributable to common stockholders	$80,155	$55,374	$152,846	$94,826

Shares (denominator)
Weighted average common shares outstanding (basic)	45,265	44,667	45,185	44,538
Dilutive effect of stock options and stock awards outstanding	576	713	728	789
Adjusted weighted average common shares outstanding (diluted)	45,841	45,380	45,913	45,327

Earnings per share attributable to common stockholders
Basic	$1.77	$1.24	$3.38	$2.13
Diluted	$1.75	$1.22	$3.33	$2.09

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	175	6	76	3

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	June 30, 2022	December 31, 2021
Finished goods	$100,501	$108,557
Work-in-progress	91,343	81,784
Raw materials	179,507	158,281
Total	$371,351	$348,622

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2021	$149,890
Acquisition	$1,779
Foreign currency translation adjustment	(5,771)
Balance at June 30, 2022	$145,898

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2022	2021
Intangible assets subject to amortization:
Gross carrying amount	$249,756	$247,695
Accumulated amortization	(164,769)	(156,927)
Foreign currency translation adjustment	(8,003)	(7,582)
Total	76,984	83,186
Intangible assets with indefinite lives:
Gross carrying amount	10,303	12,364
Foreign currency translation adjustment	(1,216)	(1,000)
Total	9,087	11,364
Total intangible assets, net	$86,071	$94,550

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2022	2021
Three Months Ended June 30,	$3,980	$4,060
Six Months Ended June 30,	$7,842	$8,083

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Domestic pre-tax income	$68,753	$18,577	$131,872	$25,645
Foreign pre-tax income	$32,458	$52,169	$60,158	$95,088
Income tax provision	$18,461	$12,120	$35,107	$21,554
Effective tax rate	18.2%	17.1%	18.3%	17.9%
Impact of tax holidays on tax expense	$1,334	$(679)	$1,291	$(1,261)
Earnings per share impact of tax holidays:
Basic	$(0.03)	$0.02	$(0.03)	$0.03
Diluted	$(0.03)	$0.02	$(0.03)	$0.03

The increase in the effective tax rate for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021, is primarily attributable to the change in pre-tax earnings during the comparable periods.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2013, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2011. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. As of June 30, 2022, the gross amount of unrecognized tax benefits was approximately $45.9 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of goods sold	$336	$282	$683	$557
Selling, general and administrative	7,246	7,627	13,780	12,659
Research and development	1,029	734	2,050	1,548
Total share-based compensation expense	$8,611	$8,643	$16,513	$14,764

Share Grants – Share grants consist of restricted stock awards, restricted stock units and performance stock units ("PSUs"). Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period and are measured based on the fair market value of the underlying stock on the date of grant. Compensation expense is recognized on a straight-line basis over the requisite four-year service period. All new grants are granted under the Company’s 2022 Equity Incentive Plan.

Performance stock units (“PSUs”) are measured based on the fair market value of the underlying stock on the date of grant, and compensation expense is recognized over the three-year performance period, with adjustments made to the expense to recognize the probable payout percentage.

As of June 30, 2022, total unrecognized share-based compensation expense related to share grants was approximately $64.3 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.1 years.

Stock Options –We recognized stock option expense of less than $10 thousand and less than $20 thousand for the three months ended June 30, 2022 and June 30, 2021, respectively. We recognized stock option expense of less than $20 thousand and less than $40 thousand for the six months ended June 30 2022 and 2021, respectively. All stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees. We acquired a controlling interest in Savitech in 2020.

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

Three Months Ended June 30, 2022	Asia	Americas	Europe	Consolidated
Total sales	$464,154	$313,884	$86,399	$864,437
Intercompany elimination	(166,656)	(166,594)	(30,215)	(363,465)
Net sales	$297,498	$147,290	$56,184	$500,972

Three Months Ended June 30, 2021	Asia	Americas	Europe	Consolidated
Total sales	$483,083	$261,725	$67,598	$812,406
Intercompany elimination	(176,404)	(167,318)	(28,236)	(371,958)
Net sales	$306,679	$94,407	$39,362	$440,448

As of and for the
Six Months Ended June 30, 2022	Asia	Americas	Europe	Consolidated
Total sales	$915,039	$607,654	$164,456	$1,687,149
Intercompany elimination	(323,819)	(324,171)	(56,064)	(704,054)
Net sales	$591,220	$283,483	$108,392	$983,095

Property, plant and equipment, net	$472,923	$100,092	$98,639	$671,654
Total assets	$1,627,631	$424,489	$232,924	$2,285,044

As of and for the
Six Months Ended June 30, 2021	Asia	Americas	Europe	Consolidated
Total sales	$954,152	$508,552	$127,772	$1,590,476
Intercompany elimination	(355,354)	(328,147)	(53,406)	(736,907)
Net sales	$598,798	$180,405	$74,366	$853,569

Property, plant and equipment, net	$412,421	$25,044	$84,717	$522,182
Total assets	$1,423,099	$350,339	$219,531	$1,992,969

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor):

	Three Months Ended
Net Sales by Region	2022	2021
Asia	$372,055	$353,312
Europe	68,032	54,056
Americas	60,885	33,080
Total net sales	$500,972	$440,448

Net Sales by Type
Direct sales	$147,249	$151,048
Distributor sales	353,723	289,400
Total net sales	$500,972	$440,448

	Six Months Ended
Net Sales by Region	2022	2021
Asia	$736,871	$687,937
Europe	132,803	102,442
Americas	113,421	63,190
Total net sales	$983,095	$853,569

Net Sales by Type
Direct sales	$295,667	$298,939
Distributor sales	687,428	554,630
Total net sales	$983,095	$853,569

Net sales from products shipped to China was $240.6 million and $229.3 million for the three months ended June 30, 2022 and 2021, respectively. Net sales from products shipped to China was $471.0 million and $451.7 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $201.8 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2022, was approximately $175.1 million, net of $25.9 million advanced under our foreign credit lines and $0.9 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a term loan with a current balance of $63.6 million and a $200.0 million revolving senior credit facility with $30.0 million drawn as of June 30, 2022. Borrowings outstanding as of June 30, 2022 and December 31, 2021, are set forth in the table below:

	June 30,	December 31,		Current Amount
Description	2022	2021	Interest Rate	Maturity
Short-term debt	$25,907	$18,068	Various indices plus margin	Various during 2022

Long-term debt
Term loan and revolver	$93,560	$155,122	Libor plus margin	May 2024
Notes payable to Bank of Taiwan	2,225	2,492	Variable, 1.3% base	June 2033
Notes payable to Bank of Taiwan	1,682	1,807	2-yr deposit rate floating	September 2023
Notes payable to Bank of China Trust Company	14,678	16,168	Taibor 3 month rate + 0.5%	May 2024
Notes payable to Bank of China Trust Company	3,365	3,614	Taibor 3 month rate + 0.5%	December 2023
Notes payable to E Sun Bank	3,365	3,614	1-M deposit rate plus 0.08%	December 2023
Notes payable to E Sun Bank	315	371	1-M deposit rate plus 0.08%	June 2027
Notes payable to E Sun Bank	1,649	1,771	1-M deposit rate plus 0.08%	June 2030
Notes payable to HSBC	100,000	100,000	Libor plus margin	January 2024
Notes payable to HSBC	20,000	-	Libor plus margin	December 2023
Total long-term debt	240,839	284,959
Less: Current portion of long-term debt	(9,336)	(17,381)
Less: Unamortized debt costs	(1,591)	(2,004)
Total long-term debt, net of current portion	$229,912	$265,574

NOTE 9 – Commitments and Contingencies

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $124.1 million at June 30, 2022. As of June 30, 2022, we also had a commitment to purchase approximately $195.8 million of wafers to be used in our manufacturing process. These wafer purchases will occur through 2025.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of June 30, 2022, the underfunded liability for this defined benefit plan was approximately $4.4 million. We have agreed to a schedule of contributions of GBP 2.0 million (approximately $2.4 million based on a GBP: USD exchange rate of 1.2:1) to be paid in annual installments that began on March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset performance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million (approximately $0.2 million based on GBP: USD exchange rate oat 1.2:1) in annual installments to cover expenses.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At June 30, 2022 and December 31, 2021, we had $240.1 million and $195.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification ("ASC") No. 815.

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

The table below sets forth the fair value of the Company’s currency swap related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	Other Assets		Other Liabilities
	2022	2021	2022	2021
Currency Swaps	$7,092	$-	$3,392	$1,330

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating lease expense	$3,349	$4,149	$6,859	$8,384
Finance lease expense:
Amortization of assets	3	2	5	213
Interest on lease liabilities	–	–	–	1
Short-term lease expense	256	246	526	491
Variable lease expense	862	1,161	1,837	2,290
Total lease expense	$4,470	$5,558	$9,227	$11,379

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	June 30, 2022	December 31, 2021
Operating leases:
Operating lease ROU assets	$44,365	$49,703

Current operating lease liabilities	9,062	11,199
Noncurrent operating lease liabilities	19,160	22,291
Total operating lease liabilities	$28,222	$33,490

Finance leases:
Finance lease ROU assets	$2,557	$2,561
Accumulated amortization	(2,534)	(2,524)
Finance lease ROU assets, net	$23	$37

Current finance lease liabilities	$9	$15
Non-current finance lease liabilities	13	23
Total finance lease liabilities	$22	$38

Weighted average remaining lease term (in years):
Operating leases	7.1	6.9
Finance leases	2.1	2.3

Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	3.7%	3.7%

The table below sets forth supplemental cash flow and other information related to leases:

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$9,494	$10,973
Operating cash outflows from finance leases	–	1
Financing cash outflow from finance leases	12	151

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	2,186	12,265

The table below sets forth information about lease liability maturities:

	June 30, 2022
	Operating Leases	Finance Leases
2022	$6,020	$10
2023	7,522	8
2024	4,734	4
2025	4,139	1
2026	2,711	-
2027	657	-
2028 and thereafter	7,873	-
Total lease payments	33,656	23
Less: imputed interest	(5,434)	(1)
Total lease obligations	28,222	22
Less: current obligations	(9,062)	(9)
Long-term lease obligations	$19,160	$13

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At June 30, 2022 and December 31, 2021, these investments totaled approximately $12.4 million and $15.5 million, respectively.

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

Our Chairman and CEO serves as a member of the Nuvoton board of directors and we purchase wafers from Nuvoton for use in our production process and we have an agreement to purchase approximately $41.2 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationships Nuvoton to be mutually beneficial and plan to continue our strategic alliance with Nuvoton.

JCP is a frequency control product manufacturing company from which we purchase material and in which we have made an equity investment. We account for this investment using the equity method of accounting.

The table below set forth the net sales, purchases and expenses with our related parties for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Keylink:
Net sales	$4,149	$4,333	$9,915	$9,899
Purchases	$506	$501	$928	$980
Plating, rental and consulting expense	$4,418	$4,341	$8,965	$8,656
Nuvoton:
Net sales	$8	$-	$43	$-
Purchases	$4,094	$2,288	$7,160	$3,695
JCP:
Purchases	$157	$328	$370	$687

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	June 30, 2022	December 31, 2021
Keylink:
Accounts receivable	$47,373	$39,530
Accounts payable	$45,132	$36,090
Nuvoton:
Accounts receivable	$9	$-
Accounts payable	$2,328	$2,014
JCP:
Accounts payable	$152	$235

Note 14 - Equity Investments

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. During the six months ended June 30, 2022 the Company recognized $3.9 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other income, in the condensed consolidated statement of operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes.

Note 15 –Acquisitions and Divestitures

Wafer Fabrication Plant in South Portland, Maine

On June 3, 2022, the Company completed the previously announced acquisition of onsemi's wafer fabrication facility and operations located in South Portland, Maine. The South Portland Facility ("SPFAB") was purchased to provide additional 200mm wafer fabrication capacity for analog products to accelerate the Company's growth initiatives in the automotive and industrial end markets. This US-based facility, together with the Company's existing wafer fabrication facilities in Asia and Europe, will further enhance the Company's global manufacturing operations. The Company recorded the purchase of SPFAB as a business combination. Total consideration paid by the Company was $80.4 million and was funded by existing cash and advances under the revolving portion of our U.S. Credit Agreement. The SPFAB facility and assets were wholly acquired, and there is no remaining minority interest. The goodwill is assigned to the standard semiconductor products segment and will not be tax deductible. The Company also incurred acquisition costs of approximately $0.5 million that were recognized in selling, general and administrative expense. The table below sets forth the fair value of the assets and liabilities recorded in the SPFAB acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet. These estimates, judgments and assumptions are subject to change upon final valuation and should be treated as preliminary values.

Assets
Inventories	$1,257
Prepaid expenses and other	257
Property, plant and equipment	77,115
Goodwill	1,779
Total assets purchased	$80,408

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

Summary for the Three Months Ended June 30, 2022

•
Successfully completed the acquisition of the onsemi wafer fabrication plant located in South Portland, Maine ("SPFAB");
•
Net sales were $501.0 million, an increase of 13.7% from the $440.4 million in second quarter of 2021 and 3.9% from the $482.1 million in the first quarter of 2022;
•
Gross profit was $206.5 million, a 29.2% increase from the $159.8 million in the second quarter of 2021 and a 5.0% increase from the $196.7 million in the first quarter of 2022;
•
Gross profit margin improved 490 basis points to 41.2% from 36.3% in the second quarter of 2021 and 40 basis points from the 40.8% in the first quarter of 2022;
•
Net income was $80.2 million, or $1.75 per diluted share, compared to $55.4 million, or $1.22 per diluted share, in the second quarter of 2021 and $72.7 million, or $1.59 per share in the first quarter of 2022; and
•
We achieved $85.0 million cash flow from operations. We had cash capital expenditures of $39.6 million, or 7.9% of net sales and an increase in debt of $35.1 million.

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

As of June 30, 2022, our cash, cash equivalents, and short-term investments were $308.7 million, and we had access to additional borrowing capacity of 170.0 million under the revolving portion of our U.S. Credit Agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

See “Risk Factors - Shanghai, China has been experiencing government imposed lockdowns due to a resurgence of the Covid-19 virus" in Item 1A of this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended June 30,
	2022	2021
Net sales	100%	100%
Cost of goods sold	(59)	(64)
Gross profit	41	36
Total operating expense	20	21
Income from operations	21	15
Total other (expense) income	(1)	1
Income before income taxes and noncontrolling interest	20	16
Income tax provision	(4)	(3)
Net income	17	13
Net income attributable to common stockholders	16	13

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change
Net sales	$500,972	$440,448	$60,524	13.7%
Cost of goods sold	294,446	280,646	13,800	4.9%
Gross profit	206,526	159,802	46,724	29.2%
Total operating expense	100,288	94,445	5,843	6.2%
Interest income	861	818	43	5.3%
Interest expense	(1,590)	(2,017)	(427)	(21.2%)
Foreign currency gain (loss), net	1,819	(510)	2,329	456.7%
Unrealized (loss) gain on investments	(7,764)	5,261	(13,025)	N/A
Other income	1,647	1,837	(190)	10.3%
Income tax provision	18,461	12,120	6,341	52.3%

Net sales increased approximately $60.5 million, or 13.7%, for the three months ended June 30, 2022, compared to the same period last year. This increase was driven by product mix improvements and revenue growth in the automotive and industrial end markets. The expansion of gross margin is attributable to a greater mix of higher margin products, as weighted-average sales price increased 28.1% when compared to the same period last year, along with expanded factory utilization and loading. Additionally, we attribute the Company's continued net sales growth to our content expansion initiatives and our total solution sales approach, resulting in expanded customer relationships and increasing design win momentum.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
Industrial	27%	22%
Communications	16%	17%
Consumer	19%	19%
Computing	24%	30%
Automotive	14%	12%

Strong revenue and margin performance continues to be driven by records achieved in the automotive end market, which reached 14% of revenue, the industrial market, as well as for our Pericom products. Another key factor to our ongoing success has been our content expansion initiatives and our total solution sales approach, resulting in expanded customer relationships and increasing design win momentum.

Cost of goods sold increased approximately $13.8 million for the three months ended June 30, 2022, compared to the same period last year, due to the increased net sales during the three months ended June 30, 2021. As a percent of sales, cost of goods sold was 58.8% for the three months ended June 30, 2022, compared to 63.7% for the same period last year. Average unit cost increased approximately 18.1% for the three months ended June 30, 2022, compared to the same period last year due to cost increases from various subcontractors and foundries and the improvement in product mix. For the three months ended June 30, 2022, gross profit increased approximately 29.2% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2022 and 2021 was 41.2% and 36.3%, respectively.

Operating expenses for the three months ended June 30, 2022, increased $5.8 million when compared to the three months ended June 30, 2021. Operating expenses as a percentage of net sales was 20.0% and 21.4% for the three months ended June 30, 2022 and 2021, respectively. Selling, general and administrative expenses (“SG&A”) increased approximately $8.8 million, due to increases in wages and benefits, freight and duty expenses, general selling expenses and taxes and insurance as compared to the same period last year. Research and development expenses (“R&D”) increased approximately $1.0 million due to increases in supplies, wages and benefits and professional services, partially offset by decreases in fees and services as compared to the same period last year. SG&A, as a percentage of net sales, was 13.8% and 13.7% for the three months ended June 30, 2022 and 2021, respectively. R&D, as a percentage of net sales, was 6.1% and 6.8% for the three months ended June 30, 2022 and 2021, respectively.

Interest income was flat for the three months ended June 30, 2022, compared to the same period last year. Interest expense decreased 21.2% for the three months ended June 30, 2022, compared to the same period last year, due to a decrease in the borrowing levels, partially offset by higher interest rates on our floating rate debt. Unrealized gain on investments decreased from 2021 due to mark to market adjustments on investments.

We recognized income tax expense of approximately $18.5 million and $12.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase in income taxes for 2022 compared to 2021 was primarily attributable to an increase in pretax book income.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Six Months Ended June 30,
	2022	2021
Net sales	100%	100%
Cost of goods sold	(59)	(65)
Gross profit	41	35
Total operating expense	21	22
Income from operations	20	13
Total other (expense) income	(1)	1
Income before income taxes and noncontrolling interest	20	14
Income tax provision	(4)	(3)
Net income	16	11
Net income attributable to common stockholders	16	11

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended
	June 30,
	2022	2021	Increase/(Decrease)	% Change
Net sales	$983,095	$853,569	$129,526	15.2%
Cost of goods sold	579,872	555,131	24,741	4.5%
Gross profit	403,223	298,438	104,785	35.1%
Total operating expense	203,927	185,691	18,236	9.8%
Interest income	1,687	1,586	101	6.4%
Interest expense	(2,704)	(4,881)	(2,177)	(44.6%)
Foreign currency gain (loss), net	3,540	(1,789)	5,329	297.9%
Unrealized (loss) gain on investments	(13,312)	8,916	(22,228)	N/A
Other income	3,523	4,154	(631)	(15.2%)
Income tax provision	35,107	21,554	13,553	62.9%

Net sales increased approximately $129.5 million, or 15.2%, for the six months ended June 30, 2022, compared to the same period last year. This increase was driven primarily by revenue growth in the automotive and industrial end markets along with continued growth in our Pericom-branded products. The increase in gross margin is attributable to a greater mix of higher margin products, as weighted-average sales price increased 22.3% when compared to the same period last year. Additionally, we attribute the Company's continued net sales growth to our content expansion initiatives and our total solution sales approach, resulting in expanded customer relationships and increasing design win momentum.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Industrial	27%	22%
Communications	16%	17%
Consumer	18%	19%
Computing	25%	30%
Automotive	14%	12%

Strong revenue and margin performance continues to be driven by records achieved in the automotive end market, which reached 14% of revenue, the industrial market, as well as for our Pericom products. Gross margin expanded 605 basis points year-over-year due to a greater mix of higher margin products along with expanded factory utilization and loading. Another key factor to our ongoing success has been our content expansion initiatives and our total solution sales approach, resulting in expanded customer relationships and increasing design win momentum.

Cost of goods sold increased approximately $24.7 million for the six months ended June 30, 2022, compared to the same period last year, due to the increased net sales during the six months ended June 30, 2021. As a percent of sales, cost of goods sold was 59.0% for the six months ended June 30, 2022, compared to 65.0% for the same period last year. Average unit cost increased approximately 14.8% for the six months ended June 30, 2022, compared to the same period last year due to cost increases from various subcontractors and foundries and the improvement in product mix. For the six months ended June 30, 2022, gross profit increased approximately 35.1% when compared to the same period last year. Gross profit margin for the six month periods ended June 30, 2022 and 2021 was 41.0% and 35.0%, respectively.

Operating expenses for the six months ended June 30, 2022, increased $18.2 million when compared to the six months ended June 30, 2021. Operating expenses as a percentage of net sales was 20.7% and 21.8% for the six months ended June 30, 2022 and 2021, respectively. SG&A increased approximately $21.6 million, due to increases in wages and benefits, freight and duty expenses and taxes and insurance as compared to the same period last year. R&D increased approximately $1.8 million due to increases in wages and benefits, partially offset by decreases in fees and services as compared to the same period last year. SG&A, as a percentage of net sales, was 14.3% and 13.9% for the six months ended June 30, 2022 and 2021, respectively. R&D, as a percentage of net sales, was 6.1% and 6.8% for the six months ended June 30, 2022 and 2021, respectively.

Interest income was flat for the six months ended June 30, 2022, compared to the same period last year. Interest expense decreased 44.6% for the six months ended June 30, 2022, compared to the same period last year, due to a decrease in the borrowing levels partially offset by an increase in the rate on our floating rate debt. Unrealized gain on investments decreased from 2021 due to mark to market adjustments on investments held in China.

We recognized income tax expense of approximately $35.1 million and $21.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in income taxes for 2022 compared to 2021 was primarily attributable to an increase in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $366.8 million at December 31, 2021 to $307.5 million at June 30, 2022. This decrease in cash, cash equivalents and restricted cash reflects normal operations of the Company and the purchase of the wafer fabrication plant in South Portland, Maine, described more fully elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2022, we had short-term investments totaling $8.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At June 30, 2022 and December 31, 2021, our working capital was $714.6 million and $716.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of June 30, 2022, our foreign subsidiaries held approximately $273.6 million of cash, cash equivalents and investments of which approximately $39.4 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $39.4 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $201.8 million. At June 30, 2022, outstanding borrowings were $25.9 million and outstanding letters of credit were $0.9 million under the Asia credit facilities.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a term loan with a current balance of $63.6 million and a $200.0 million revolving senior credit facility, of which $30.0 million was drawn on June 30, 2022. The U.S. Credit Agreement matures in May 2024.

In addition to the liquidity provided by the U.S. Credit Agreement, our 51% owned subsidiary, Eris Technology Company ("ERIS"), borrowed $27.3 million on a long-term basis from local Taiwan banks. The ERIS debt matures in periods through 2033.

Discussion of Cash Flow

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2022	2021
Net cash flows provided by operating activities	$157,339	$162,064
Net cash and cash equivalents used in investing activities	(164,568)	(36,674)
Net cash and cash equivalents used in financing activities	(38,790)	(156,292)
Effect of exchange rate changes on cash and cash equivalents	(13,252)	5,291
Change in cash and cash equivalents, including restricted cash	$(59,271)	$(25,611)

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2022 was $157.3 million. Net cash flows provided by operating activities for the six months ended June 30, 2022 resulted from net income of $156.9 million, depreciation and amortization of intangible assets of $59.9 million, share-based compensation of $16.5 million and net non-cash investment losses of $13.2 million. The increases were partially offset by a decrease in operating asset and liability accounts of $80.9 million and a gain in the disposal of property, plant and equipment of $3.8 million. Net cash flows provided by operating activities for the six months ended June 30, 2021 was $162.1 million. Net cash flows provided by operating activities for the six months ended June 30, 2021 resulted from net income of $99.2 million, depreciation and amortization of intangible assets of $61.2 million, share-based compensation of $14.8 million and an increase in deferred taxes of $1.2 million. The increases were partially offset by a noncash gain on an investment of $9.1 million and a decrease in noncash working capital accounts of $5.5 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $164.6 million for the six months ended June 30, 2022. Net cash and cash equivalents used in investing activities for the six months ended June 30, 2022 was primarily due to the acquisition of SPFAB for $80.4 million and purchases of property, plant and equipment of $78.1 million or 7.9% of net sales. Net cash and cash equivalents used in investing activities was $36.7 million for the six months ended June 30, 2021. Net cash and cash equivalents used in investing activities for the six months ended June 30, 2021 was primarily due to the purchase of property, plant and equipment of $45.0 million and the net purchase of short-term investments of $1.1 million, partially offset by the proceeds from the sale of property, plant and equipment of $3.0 million and other investing cash inflows of $6.5 million for the six months ended June 30, 2021.

Financing Activities

Net cash and cash equivalents used in financing activities was $38.8 million for the six months ended June 30, 2022. Net cash used in financing activities in the six months ended June 30, 2022 consisted primarily of $32.5 million of net reductions in our debt and taxes paid on net share settlements of $8.9 million. Net cash and cash equivalents used in financing activities was $156.3 million for the six months ended June 30, 2021. Net cash used in financing activities in the six months ended June 30, 2021 consisted primarily of $151.5 million of net reductions in our debt and taxes paid on net share settlements of $10.0 million, partially offset by a capital contribution by a noncontrolling interest on $4.0 million.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIODES INCORPORATED
(Registrant)

August 4, 2022	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2022	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)