Form 10-Q
period 2022-09-30
DIODES INC /DEL/
filed 2022-11-07
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s Common Stock outstanding as of November 3, 2022 was 45,469,713.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$378,996	$363,599
Restricted cash	6,836	3,219
Short-term investments	6,909	6,542
Accounts receivable, net of allowances of $5,356 and $4,324 at September 30, 2022 and December 31, 2021, respectively	377,549	358,496
Inventories	374,811	348,622
Prepaid expenses and other	131,460	107,194
Total current assets	1,276,561	1,187,672
Property, plant and equipment, net	698,452	582,079
Deferred income tax	17,718	21,256
Goodwill	141,175	149,890
Intangible assets, net	81,619	94,550
Other long-term assets	147,039	159,048
Total assets	$2,362,564	$2,194,495

Liabilities
Current liabilities:
Lines of credit	$35,258	$18,068
Accounts payable	196,543	221,254
Accrued liabilities and other	220,496	184,649
Income tax payable	49,985	29,682
Current portion of long-term debt	9,259	17,381
Total current liabilities	511,541	471,034
Long-term debt, net of current portion	251,174	265,574
Deferred tax liabilities	30,095	32,230
Other long-term liabilities	107,050	122,933
Total liabilities	899,860	891,771

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,468,133 shares and 45,017,774 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	36,501	36,195
Additional paid-in capital	485,350	471,649
Retained earnings	1,356,041	1,116,809
Treasury stock, at cost, 9,281,581 shares at September 30, 2022 and 9,272,513 shares at December 31, 2021	(337,490)	(336,894)
Accumulated other comprehensive loss	(144,480)	(50,517)
Total stockholders' equity	1,395,922	1,237,242
Noncontrolling interest	66,782	65,482
Total equity	1,462,704	1,302,724
Total liabilities and stockholders' equity	$2,362,564	$2,194,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$521,273	$471,422	$1,504,368	$1,324,991
Cost of goods sold	303,455	290,191	883,327	845,322
Gross profit	217,818	181,231	621,041	479,669

Operating expenses
Selling, general and administrative	68,545	67,803	209,055	186,759
Research and development	32,787	31,458	92,226	89,104
Amortization of acquisition related intangible assets	3,938	4,056	11,780	12,139
Other operating expense (income)	102	667	(3,762)	1,673
Total operating expense	105,372	103,984	309,299	289,675

Income from operations	112,446	77,247	311,742	189,994

Other (expense) income
Interest income	862	765	2,549	2,351
Interest expense	(2,724)	(1,417)	(5,428)	(6,298)
Foreign currency gain (loss), net	(1,008)	805	2,532	(984)
Unrealized (loss) gain on investments	(2,648)	5,922	(15,960)	14,838
Other income	2,218	2,244	5,741	6,398
Total other (expense) income	(3,300)	8,319	(10,566)	16,305

Income before income taxes and noncontrolling interest	109,146	85,566	301,176	206,299
Income tax provision	20,172	14,766	55,279	36,320
Net income	88,974	70,800	245,897	169,979
Less net income attributable to noncontrolling interest	(2,588)	(2,376)	(6,665)	(6,729)
Net income attributable to common stockholders	$86,386	$68,424	$239,232	$163,250

Earnings per share attributable to common stockholders:
Basic	$1.90	$1.52	$5.28	$3.65
Diluted	$1.88	$1.50	$5.21	$3.59
Number of shares used in earnings per share computation:
Basic	45,475	44,986	45,283	44,689
Diluted	46,014	45,642	45,938	45,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$88,974	$70,800	$245,897	$169,979
Unrealized (loss) gain on defined benefit plan, net of tax	(391)	851	5,209	7,706
Unrealized gain on swaps and collars, net of tax	4,939	1,052	9,833	2,851
Unrealized foreign currency (loss) gain, net of tax	(55,054)	(4,343)	(109,005)	4,768
Comprehensive income	38,468	68,360	151,934	185,304
Less: Comprehensive income attributable to noncontrolling interest	(2,588)	(2,376)	(6,665)	(6,729)
Total comprehensive income attributable to common stockholders	$35,880	$65,984	$145,269	$178,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2022	54,562	$36,376	(9,273)	$(337,112)	$478,374	$1,269,655	$(93,974)	$1,353,319	$64,140	$1,417,459
Total comprehensive income (loss)	-	-	-	-	-	86,386	(50,506)	35,880	2,588	38,468
Net changes in noncontrolling interests	-	-	-	-	-	-		-	54	54
Common stock issued for share-based plans	188	125	-	-	(126)	-	-	(1)	-	(1)
Share-based compensation	-	-	-	-	10,140	-	-	10,140	-	10,140
Deferred compensation plan	-	-	(9)	(378)	378	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(3,416)	-	-	(3,416)	-	(3,416)
Balance, September 30, 2022	54,750	$36,501	(9,282)	$(337,490)	$485,350	$1,356,041	$(144,480)	$1,395,922	$66,782	$1,462,704

Balance, December 31, 2021	54,290	$36,195	(9,273)	$(336,894)	$471,649	$1,116,809	$(50,517)	$1,237,242	$65,482	$1,302,724
Total comprehensive income	-	-	-	-	-	239,232	(93,963)	145,269	6,665	151,934
Net changes in noncontrolling interests	-	-	-	-	(1,014)	-	-	(1,014)	(5,365)	(6,379)
Common stock issued for share-based plans	460	306	-	-	(167)	-	-	139	-	139
Share-based compensation	-	-	-	-	26,566	-	-	26,566	-	26,566
Deferred compensation plan	-	-	(9)	(596)	596	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(12,280)	-	-	(12,280)	-	(12,280)
Balance, September 30, 2022	54,750	$36,501	(9,282)	$(337,490)	$485,350	$1,356,041	$(144,480)	$1,395,922	$66,782	$1,462,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2021	53,994	$35,998	(9,263)	$(336,128)	$455,683	$982,872	$(55,841)	$1,082,584	$60,413	$1,142,997
Total comprehensive income	-	-	-	-	-	68,424	(2,440)	65,984	2,376	68,360
Net changes in noncontrolling interests	-	-	-	-	-	-	-	-	(1,739)	(1,739)
Common stock issued for share-based plans	295	196	-	-	2,038	-	-	2,234	-	2,234
Share-based compensation	-	-	-	-	9,965	-	-	9,965	-	9,965
Deferred compensation plan	-	-	(10)	(766)	766	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(4,704)	-	-	(4,704)	-	(4,704)
Balance, September 30, 2021	54,289	$36,194	(9,273)	$(336,894)	$463,748	$1,051,296	$(58,281)	$1,156,063	$61,050	$1,217,113

Balance, December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123
Total comprehensive income	-	-	-	-	-	163,250	15,325	178,575	6,729	185,304
Net changes in noncontrolling interests	-	-	-	-	(22)	-	-	(22)	2,018	1,996
Common stock issued for share-based plans	753	502	-	-	3,835	-	-	4,337	-	4,337
Share-based compensation	-	-	-	-	24,103	-	-	24,103	-	24,103
Deferred compensation plan	-	-	(13)	(984)	984	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(14,750)	-	-	(14,750)	-	(14,750)
Balance, September 30, 2021	54,289	$36,194	(9,273)	$(336,894)	$463,748	$1,051,296	$(58,281)	$1,156,063	$61,050	$1,217,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$245,897	$169,979
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	81,622	79,731
Amortization of intangible assets	11,780	12,139
Share-based compensation expense	26,724	24,925
Deferred income taxes	(2,723)	635
Investment loss (gain)	15,778	(15,133)
(Gain) loss on disposal of property, plant and equipment	(3,677)	69
Other	(3,614)	1,137
Changes in operating assets:
Change in accounts receivable	(33,819)	(27,936)
Change in inventory	(51,402)	(20,570)
Change in other operating assets	(40,587)	(16,451)
Changes in operating liabilities:
Change in accounts payable	(10,522)	32,155
Change in accrued liabilities	35,552	18,353
Change in income tax payable	23,124	4,627
Change in other operating liabilities	(4,567)	(2,671)
Net cash flows provided by operating activities	289,566	260,989

Cash flows from investing activities
Acquisitions, net of cash received	(85,692)	(157)
Purchases of property, plant and equipment	(147,927)	(86,150)
Proceeds from sale of property, plant and equipment	414	3,145
Proceeds from short-term investments	5,081	5,632
Purchases of short-term investments	(6,500)	(6,759)
Purchase of equity securities	(4,051)	-
Other	13,075	(5,010)
Net cash and cash equivalents used in investing activities	(225,600)	(89,299)

Cash flows from financing activities
Advances on lines of credit and short-term debt	56,839	16,138
Repayments of lines of credit and short-term debt	(35,382)	(142,873)
Proceeds from long-term debt	324,718	419,810
Repayments of long-term debt	(344,390)	(494,238)
Net proceeds from issuance of common stock	139	4,337
Repayment of and proceeds from finance lease obligation	(61)	(181)
Taxes paid related to net share settlement	(12,280)	(14,750)
Net changes in noncontrolling interests	2,756	1,998
Other	(3,716)	(500)
Net cash and cash equivalents used in financing activities	(11,377)	(210,259)

Effect of exchange rate changes on cash and cash equivalents	(33,575)	2,878
Change in cash and cash equivalents, including restricted cash	19,014	(35,691)
Cash and cash equivalents, beginning of period, including restricted cash	366,818	320,529
Cash and cash equivalents, end of period, including restricted cash	$385,832	$284,838

Supplemental Cash Flow Information
Interest paid during the period	$4,692	$5,858
Taxes paid during the period	$50,192	$37,320

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$36,511	$21,685

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above. The Company’s restricted cash primarily consisted of the cash required to be on deposit under our Asia credit facilities to support outstanding loan and import/export guarantees. As of September 30, 2022, restricted cash of $6.8 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

	Nine Months Ended
	September 30,
	2022	2021
Current assets:
Cash and cash equivalents	$378,996	$280,543
Restricted cash (included in other current assets)	6,836	4,295
Total cash, cash equivalents and restricted cash	$385,832	$284,838

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

The Company's corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California, respectively. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, and Zhubei City, Taiwan; Shanghai and Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company's wafer fabrication facilities are located in Oldham, England; Greenock, Scotland; Shanghai and Wuxi, China; and Keelung, and Hsinchu, Taiwan and South Portland, Maine, United States. The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, England; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich and Frankfurt, Germany; with support offices throughout the world.

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2021 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2022.

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

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 740): Troubled Debt Restructurings and Vintage Disclosures. This ASU among other things, updates accounting and disclosures for public business entities to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in vintage disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods therein. We do not anticipate this guidance will have a material impact on our consolidated financial statements.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the three months and nine months ended September 30, 2022 and 2021, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Earnings (numerator)
Net income attributable to common stockholders	$86,386	$68,424	$239,232	$163,250

Shares (denominator)
Weighted average common shares outstanding (basic)	45,475	44,986	45,283	44,689
Dilutive effect of stock options and stock awards outstanding	539	656	655	818
Adjusted weighted average common shares outstanding (diluted)	46,014	45,642	45,938	45,507

Earnings per share attributable to common stockholders
Basic	$1.90	$1.52	$5.28	$3.65
Diluted	$1.88	$1.50	$5.21	$3.59

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	104	-	83	-

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2022	December 31, 2021
Finished goods	$108,754	$108,557
Work-in-progress	79,884	81,784
Raw materials	186,173	158,281
Total	$374,811	$348,622

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2021	$149,890
Acquisition	$1,779
Foreign currency translation adjustment	(10,494)
Balance at September 30, 2022	$141,175

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2022	2021
Intangible assets subject to amortization:
Gross carrying amount	$249,756	$247,695
Accumulated amortization	(168,707)	(156,927)
Foreign currency translation adjustment	(8,347)	(7,582)
Total	72,702	83,186
Intangible assets with indefinite lives:
Gross carrying amount	10,303	12,364
Foreign currency translation adjustment	(1,386)	(1,000)
Total	8,917	11,364
Total intangible assets, net	$81,619	$94,550

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2022	2021
Three Months Ended September 30,	$3,938	$4,056
Nine Months Ended September 30,	$11,780	$12,139

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Domestic pre-tax income	$53,967	$27,781	$185,839	$53,427
Foreign pre-tax income	$55,179	$57,785	$115,337	$152,872
Income tax provision	$20,172	$14,766	$55,279	$36,320
Effective tax rate	18.5%	17.3%	18.4%	17.6%
Impact of tax holidays on tax expense	$(173)	$(174)	$1,118	$(1,436)
Earnings per share impact of tax holidays:
Basic	$0.01	$-	$(0.02)	$0.03
Diluted	$0.01	$-	$(0.02)	$0.03

The increase in the effective tax rate for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021, is primarily attributable to the change in pre-tax earnings during the comparable periods.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2013, or for the 2015 tax year. We are no longer subject to China income tax examinations by tax authorities for tax years before 2012. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. As of September 30, 2022, the gross amount of unrecognized tax benefits was approximately $47.1 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

On August 9, 2022, the United States ("U.S.") government enacted the U.S. CHIPS and Science Act (“CHIPS Act”). The CHIPS Act includes a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”). The IRA includes a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be eligible to claim a credit for the minimum tax paid against regular tax in future years. The IRA also includes a 1% excise tax on stock repurchases. The IRA applies to tax years beginning after December 31, 2022.

Diodes is currently evaluating the effect the CHIPS Act and the IRA will have on its consolidated financial statements.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of goods sold	$485	$390	$1,168	$946
Selling, general and administrative	8,529	8,690	22,309	21,350
Research and development	1,197	1,081	3,247	2,629
Total share-based compensation expense	$10,211	$10,161	$26,724	$24,925

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

As of September 30, 2022, total unrecognized share-based compensation expense related to share grants was approximately $72.6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Options –We recognized stock option expense of less than $30 thousand for each of the three month periods ended September 30, 2022 and 2021. We recognized stock option expense of less than $55 thousand for each of the nine month periods ended September 30, 2022 and 2021. All stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees. We acquired a controlling interest in Savitech in 2020.

NOTE 7 – Enterprise Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas and Europe. During the three months ended September 30, 2022, two customers accounted for $58.7 million, or 11.3%, and $56.4 million, or 10.8%, respectively, of our net sales. During the three months ended September 30, 2021, one customer accounted for 10.0% or $44.8 million of our net sales. During the nine months ended September 30, 2022, one customer accounted for $156.0 million, or 10.4%, of our net sales. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q, are broad-based global distributors that sell to thousands of different end users. No customer accounted for 10% or greater of our net sales during any other period presented in this Quarterly Report on Form 10-Q, and no customer accounted for 10% or more of our outstanding accounts receivable at any point in the periods presented in this Quarterly Report on Form 10-Q.

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

Three Months Ended September 30, 2022	Asia	Americas	Europe	Consolidated
Total sales	$473,454	$373,663	$98,100	$945,217
Intercompany elimination	(201,487)	(189,643)	(32,814)	(423,944)
Net sales	$271,967	$184,020	$65,286	$521,273

Three Months Ended September 30, 2021	Asia	Americas	Europe	Consolidated
Total sales	$503,968	$300,055	$74,335	$878,358
Intercompany elimination	(196,858)	(180,396)	(29,682)	(406,936)
Net sales	$307,110	$119,659	$44,653	$471,422

As of and for the
Nine Months Ended September 30, 2022	Asia	Americas	Europe	Consolidated
Total sales	$1,388,493	$981,317	$262,556	$2,632,366
Intercompany elimination	(525,306)	(513,814)	(88,878)	(1,127,998)
Net sales	$863,187	$467,503	$173,678	$1,504,368

Property, plant and equipment, net	$500,534	$96,691	$101,227	$698,452
Total assets	$1,614,300	$509,439	$238,825	$2,362,564

As of and for the
Nine Months Ended September 30, 2021	Asia	Americas	Europe	Consolidated
Total sales	$1,458,120	$808,607	$202,107	$2,468,834
Intercompany elimination	(552,212)	(508,543)	(83,088)	(1,143,843)
Net sales	$905,908	$300,064	$119,019	$1,324,991

Property, plant and equipment, net	$421,254	$23,792	$95,474	$540,520
Total assets	$1,456,670	$345,471	$239,768	$2,041,909

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor):

	Three Months Ended
Net Sales by Region	2022	2021
Asia	$383,236	$376,062
Europe	77,162	58,202
Americas	60,875	37,158
Total net sales	$521,273	$471,422

Net Sales by Type
Direct sales	$153,732	$159,247
Distributor sales	367,541	312,175
Total net sales	$521,273	$471,422

	Nine Months Ended
Net Sales by Region	2022	2021
Asia	$1,120,107	$1,064,001
Europe	209,965	160,643
Americas	174,296	100,347
Total net sales	$1,504,368	$1,324,991

Net Sales by Type
Direct sales	$449,399	$458,017
Distributor sales	1,054,969	866,974
Total net sales	$1,504,368	$1,324,991

Net sales from products shipped to China was $246.2 million and $244.2 million for the three months ended September 30, 2022 and 2021, respectively. Net sales from products shipped to China was $717.2 million and $695.8 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $155.2 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of September 30, 2022, was approximately $119.5 million, net of $35.3 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a term loan with a current balance of $61.5 million and a $200.0 million revolving senior credit facility with $55.0 million drawn as of September 30, 2022. Borrowings outstanding as of September 30, 2022 and December 31, 2021, are set forth in the table below:

	September 30,	December 31,		Current Amount
Description	2022	2021	Interest Rate	Maturity
Short-term debt	$35,258	$18,068	Various indices plus margin	Various during 2022

Long-term debt
U.S. term loan and revolver	$116,527	$155,122	Libor plus margin	May 2024
Notes payable to Bank of Taiwan	2,038	2,492	Variable, 1.3% base	June 2033
Notes payable to Bank of China Trust Company	13,557	16,168	Taibor 3 month rate + 0.5%	May 2024
Notes payable to Bank of China Trust Company	3,148	3,614	Taibor 3 month rate + 0.5%	December 2023
Notes payable to E Sun Bank	3,148	3,614	1-M deposit rate plus 0.08%	December 2023
Notes payable to E Sun Bank	281	371	1-M deposit rate plus 0.08%	June 2027
Notes payable to E Sun Bank	1,512	1,771	1-M deposit rate plus 0.08%	June 2030
Notes payable to Bank of Taiwan	1,574	1,807	2-yr deposit rate floating	September 2024
Notes payable to HSBC	100,000	100,000	Libor plus margin	January 2024
Notes payable to HSBC	20,000	-	Libor plus margin	December 2023
Total long-term debt	261,785	284,959
Less: Current portion of long-term debt	(9,259)	(17,381)
Less: Unamortized debt costs	(1,352)	(2,004)
Total long-term debt, net of current portion	$251,174	$265,574

NOTE 9 – Commitments and Contingencies

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $115.9 million at September 30, 2022. As of September 30, 2022, we also had a commitment to purchase approximately $174.1 million of wafers to be used in our manufacturing process. These wafer purchases will occur through 2025.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of September 30, 2022, the underfunded liability for this defined benefit plan was approximately $3.9 million. We have agreed to a schedule of contributions of GBP 2.0 million (approximately $2.4 million based on a GBP: USD exchange rate of 1.2:1) to be paid in annual installments that began on March 31, 2021, and payments to be made by December 31 each year thereafter). These contributions, together with the assumed asset performance, are expected to eliminate the deficit by December 31, 2028. Further, we will pay GBP 0.2 million (approximately $0.2 million based on a GBP: USD exchange rate of 1.2:1) in annual installments to cover expenses.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At September 30, 2022 and December 31, 2021, we had $257.5 million and $195.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification ("ASC") No. 815.

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

The table below sets forth the fair value of the Company’s currency swap related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	Other Assets		Other Liabilities
	2022	2021	2022	2021
Currency swaps	$13,104	$-	$4,083	$1,330

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating lease expense	$3,265	$4,004	$10,124	$12,388
Finance lease expense:
Amortization of assets	4	5	9	218
Interest on lease liabilities	–	–	–	1
Short-term lease expense	231	234	757	725
Variable lease expense	855	1,193	2,692	3,483
Total lease expense	$4,355	$5,436	$13,582	$16,815

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	September 30, 2022	December 31, 2021
Operating leases:
Operating lease ROU assets	$44,969	$49,703

Current operating lease liabilities	8,162	11,199
Noncurrent operating lease liabilities	20,759	22,291
Total operating lease liabilities	$28,921	$33,490

Finance leases:
Finance lease ROU assets	$2,613	$2,561
Accumulated amortization	(2,537)	(2,524)
Finance lease ROU assets, net	$76	$37

Current finance lease liabilities	$28	$15
Non-current finance lease liabilities	49	23
Total finance lease liabilities	$77	$38

Weighted average remaining lease term (in years):
Operating leases	8.0	6.9
Finance leases	2.9	2.3

Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	3.6%	3.7%

The table below sets forth supplemental cash flow and other information related to leases:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$14,104	$16,365
Operating cash outflows from finance leases	–	1
Financing cash outflow from finance leases	61	181

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	6,845	12,915

The table below sets forth information about lease liability maturities:

	September 30, 2022
	Operating Leases	Finance Leases
2022	$2,979	$8
2023	7,855	30
2024	5,153	26
2025	4,513	16
2026	3,127	1
2027	1,130	-
2028 and thereafter	10,295	-
Total lease payments	35,052	81
Less: imputed interest	(6,131)	(4)
Total lease obligations	28,921	77
Less: current obligations	(8,162)	(28)
Long-term lease obligations	$20,759	$49

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At September 30, 2022 and December 31, 2021, these investments totaled approximately $11.9 million and $15.5 million, respectively.

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

Our Chairman and CEO served as a member of the Nuvoton board of directors and we purchase wafers from Nuvoton for use in our production process and we have an agreement to purchase approximately $38.2 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationships Nuvoton to be mutually beneficial and plan to continue our strategic alliance with Nuvoton.

JCP is a frequency control product manufacturing company from which we purchase material and in which we have made an equity investment. We account for this investment using the equity method of accounting.

The table below set forth the net sales, purchases and expenses with our related parties for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Keylink:
Net sales	$4,760	$4,872	$14,675	$14,771
Purchases	$608	$558	$1,536	$1,538
Plating, rental and consulting expense	$4,803	$4,497	$13,768	$13,153
Nuvoton:
Net sales	$76	$56	$119	$56
Purchases	$3,526	$2,749	$10,686	$6,444
JCP:
Purchases	$86	$334	$456	$1,021

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	September 30, 2022	December 31, 2021
Keylink:
Accounts receivable	$40,530	$39,530
Accounts payable	$37,739	$36,090
Nuvoton:
Accounts receivable	$55	$-
Accounts payable	$2,105	$2,014
JCP:
Accounts payable	$93	$235

Note 14 - Equity Investments

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. During the nine months ended September 30, 2022 the Company recognized $3.9 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other income, in the condensed consolidated statement of operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes.

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

Assets
Spare parts and inventories	$1,257
Prepaid expenses	257
Property, plant and equipment	77,115
Goodwill	1,779
Total assets purchased	$80,408

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 18, 2022.

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

Summary for the Three Months Ended September 30, 2022

•
Net sales were $521.3 million, an increase of 10.6% from the $471.4 million in the third quarter 2021 and 4.1% from the $501.0 million in the second quarter 2022;
•
Gross profit was $217.8 million, an increase of 20.2% from the $181.2 million in the third quarter 2021 and 5.5% from the $206.5 million in the second quarter 2022;
•
Gross profit margin was 41.8%, an increase of 340 basis points from the 38.4% in the third quarter 2021 and 60 basis points from the 41.2% in the second quarter 2022;
•
Net income was $86.4 million, compared to $68.4 million in the third quarter 2021 and $80.2 million in the second quarter 2022;
•
Earnings per share was $1.88 per diluted share, a 25.3% improvement from the $1.50 per diluted share in the third quarter 2021 and a 7.4% increase compared to the $1.75 per diluted share in the second quarter 2022; and
•
We achieved $132.2 million cash flow from operations. We had cash capital expenditures of $69.8 million, or 13.4% of net sales and an increase in debt of $34.3 million.

COVID-19

We remain focused on the safety and well-being of our stakeholders and on the service to our customers. We will continuously review and assess the rapidly-changing COVID-19 pandemic and its impacts on our customers, our suppliers and our business so that we can seek to address those impacts. With the current lockdowns being experienced in Shanghai, China, there can be no assurances we will not be required to close or reduce our manufacturing production in the future in response to the COVID-19 pandemic or other events beyond our control. In response to these lockdowns in Shanghai, the Company has been providing relief assistance for the impacted employees, including sleeping and shower arrangements at our local facilities, in addition to providing meals for employees. COVID-19 has caused disruptions in the supply chain, creating worldwide shortages and delays in receiving goods and products. These shortages and delays have led to increased inflation and could result in a world-wide recession.

As of September 30, 2022, our cash, cash equivalents, and short-term investments were $385.9 million, and we had access to additional borrowing capacity of $145.0 million under the revolving portion of our U.S. Credit Agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

See “Risk Factors - Shanghai, China has been experiencing government imposed lockdowns due to a resurgence of the Covid-19 virus" in Item 1A of this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended September 30,
	2022	2021
Net sales	100%	100%
Cost of goods sold	(58)	(62)
Gross profit	42	38
Total operating expense	20	22
Income from operations	22	16
Total other (expense) income	(1)	2
Income before income taxes and noncontrolling interest	21	18
Income tax provision	(4)	(3)
Net income	17	15
Net income attributable to common stockholders	17	15

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change
Net sales	$521,273	$471,422	$49,851	10.6%
Cost of goods sold	303,455	290,191	13,264	4.6%
Gross profit	217,818	181,231	36,587	20.2%
Total operating expense	105,372	103,984	1,388	1.3%
Interest income	862	765	97	12.7%
Interest expense	(2,724)	(1,417)	1,307	92.2%
Foreign currency gain (loss), net	(1,008)	805	(1,813)	(225.2%)
Unrealized (loss) gain on investments	(2,648)	5,922	(8,570)	N/A
Other income	2,218	2,244	(26)	(1.2%)
Income tax provision	20,172	14,766	5,406	36.6%

Net sales increased approximately $49.9 million, or 10.6%, for the three months ended September 30, 2022, compared to the same period last year. This increase was driven by product mix improvements and revenue growth in the automotive and industrial end markets. The expansion of gross margin is attributable to a greater mix of higher margin products, as weighted-average sales price increased 33.5% when compared to the same period last year, along with expanded factory utilization and loading.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Industrial	28%	24%
Communications	15%	16%
Consumer	18%	18%
Computing	23%	30%
Automotive	16%	12%

Strong revenue and margin performance continues to be driven by records achieved in the automotive and industrial end markets, that together totaled 44% or our total product revenue. Growth in the automotive business, representing 16% of our total product revenue, reflects the success of our customer and content expansion initiatives as well as share gains in the automotive market.

Cost of goods sold increased approximately $13.3 million for the three months ended September 30, 2022, compared to the same period last year, due to the increased net sales during the three months ended September 30, 2021. As a percent of sales, cost of goods sold was 58.2% for the three months ended September 30, 2022, compared to 61.6% for the same period last year. Average unit cost increased approximately 26.2% for the three months ended September 30, 2022, compared to the same period last year due to cost increases from various subcontractors and foundries and the improvement in product mix. For the three months ended September 30, 2022, gross profit increased approximately 20.2% when compared to the same period last year. Gross profit margin for the three month periods ended September 30, 2022 and 2021 was 41.8% and 38.4%, respectively.

Operating expenses for the three months ended September 30, 2022, increased $1.4 million when compared to the three months ended September 30, 2021. Operating expenses as a percentage of net sales was 20.2% and 22.1% for the three months ended September 30, 2022 and 2021, respectively. Selling, general and administrative expenses (“SG&A”) increased approximately $0.7 million, due to increases in freight and duty expenses, depreciation expense and facilities expense as compared to the same period last year. Research and development expenses (“R&D”) increased approximately $1.3 million due to increases in supplies, wages and benefits, partially offset by decreases in fees and services as compared to the same period last year. SG&A, as a percentage of net sales, was 13.1% and 14.4% for the three months ended September 30, 2022 and 2021, respectively. R&D, as a percentage of net sales, was 6.3% and 6.7% for the three months ended September 30, 2022 and 2021, respectively.

Interest income was flat for the three months ended September 30, 2022, compared to the same period last year. Interest expense increased 92.2% for the three months ended September 30, 2022, compared to the same period last year, due to an increase in the interest rates partially offset by lower debt levels. Unrealized gain on investments decreased from 2021 due to mark to market adjustments on investments.

We recognized an income tax expense of approximately $20.2 million and $14.8 million for the three months ended September 30, 2022 and 2021, respectively. The increase in income taxes for 2022 compared to 2021 was primarily attributable to an increase in pretax book income.

Results of Operations for the nine months Ended September 30, 2022 and 2021

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Nine Months Ended September 30,
	2022	2021
Net sales	100%	100%
Cost of goods sold	(59)	(64)
Gross profit	41	36
Total operating expense	21	22
Income from operations	21	14
Total other (expense) income	(1)	1
Income before income taxes and noncontrolling interest	20	16
Income tax provision	(4)	(3)
Net income	16	13
Net income attributable to common stockholders	16	13

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2022	2021	Increase/(Decrease)	% Change
Net sales	$1,504,368	$1,324,991	$179,377	13.5%
Cost of goods sold	883,327	845,322	38,005	4.5%
Gross profit	621,041	479,669	141,372	29.5%
Total operating expense	309,299	289,675	19,624	6.8%
Interest income	2,549	2,351	198	8.4%
Interest expense	(5,428)	(6,298)	(870)	(13.8%)
Foreign currency gain (loss), net	2,532	(984)	3,516	357.3%
Unrealized (loss) gain on investments	(15,960)	14,838	(30,798)	N/A
Other income	5,741	6,398	(657)	(10.3%)
Income tax provision	55,279	36,320	18,959	52.2%

Net sales increased approximately $179.4 million, or 13.5%, for the nine months ended September 30, 2022, compared to the same period last year. The increase in gross margin is attributable to a greater mix of higher margin products, as weighted-average sales price increased 26.9% when compared to the same period last year.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Industrial	27%	23%
Communications	16%	17%
Consumer	18%	18%
Computing	25%	30%
Automotive	14%	12%

Strong revenue and margin performance continues to be driven by records achieved in the automotive end market, which reached 14% of revenue, the industrial market, as well as for our Pericom products. Gross margin expanded 510 basis points year-over-year due to a greater mix of higher margin products along with expanded factory utilization and loading. Another key factor to our ongoing success has been our content expansion initiatives and our total solution sales approach, resulting in expanded customer relationships and increasing design win momentum.

Cost of goods sold increased approximately $38.0 million for the nine months ended September 30, 2022, compared to the same period last year, due to the increased net sales during the nine months ended September 30, 2021. As a percent of sales, cost of goods sold was 58.7% for the nine months ended September 30, 2022, compared to 63.8% for the same period last year. Average unit cost increased approximately 18.5% for the nine months ended September 30, 2022, compared to the same period last year due to cost increases from various subcontractors and foundries and the improvement in product mix. For the nine months ended September 30, 2022, gross profit increased approximately 29.5% when compared to the same period last year. Gross profit margin for the nine month periods ended September 30, 2022 and 2021 was 41.3% and 36.2%, respectively.

Operating expenses for the nine months ended September 30, 2022, increased $19.6 million when compared to the nine months ended September 30, 2021. Operating expenses as a percentage of net sales was 20.6% and 21.9% for the nine months ended September 30, 2022 and 2021, respectively. SG&A increased approximately $22.3 million, due to increases in wages and benefits, freight and duty expenses, fees and services and taxes and insurance as compared to the same period last year. R&D increased approximately $3.1 million due to increases in wages and benefits, depreciation and supplies, partially offset by decreases in fees and services, materials and as compared to the same period last year. SG&A, as a percentage of net sales, was 13.9% and 14.1% for the nine months ended September 30, 2022 and 2021, respectively. R&D, as a percentage of net sales, was 6.1% and 6.7% for the nine months ended September 30, 2022 and 2021, respectively.

Interest income was flat for the nine months ended September 30, 2022, compared to the same period last year. Interest expense decreased 13.8% for the nine months ended September 30, 2022, compared to the same period last year, due to a decrease in the borrowing levels partially offset by an increase in the rate on our floating rate debt. Unrealized gain on investments decreased from 2021 due to mark to market adjustments on investments held in China.

We recognized an income tax expense of approximately $55.3 million and $36.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in income taxes for 2022 compared to 2021 was primarily attributable to an increase in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents and restricted cash increased from $366.8 million at December 31, 2021 to $385.8 million at September 30, 2022. This increase in cash, cash equivalents and restricted cash reflects normal operations of the Company. As of September 30, 2022, we had short-term investments totaling $6.9 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At September 30, 2022 and December 31, 2021, our working capital was $765.0 million and $716.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of September 30, 2022, our foreign subsidiaries held approximately $251.6 million of cash, cash equivalents and investments of which approximately $63.2 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $63.2 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $155.2 million. At September 30, 2022, outstanding borrowings were $35.3 million and outstanding letters of credit were $0.4 million under the Asia credit facilities.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a term loan with a current balance of $61.5 million and a $200.0 million revolving senior credit facility, of which $55.0 million was drawn on September 30, 2022. The U.S. Credit Agreement matures in May 2024.

In addition to the liquidity provided by the U.S. Credit Agreement, our 51% owned subsidiary, Eris Technology Company ("ERIS"), borrowed $25.3 million on a long-term basis from local Taiwan banks. The ERIS debt matures in periods through 2033.

Because some of our outstanding debt is subject to variable interest rates, the recent rise in interest rates will potentially increase our overall debt service cost. If interest rates continue to rise globally, our cost of capital may increase in the future.

Discussion of Cash Flow

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
Net cash flows provided by operating activities	$289,566	$260,989
Net cash and cash equivalents used in investing activities	(225,600)	(89,299)
Net cash and cash equivalents used in financing activities	(11,377)	(210,259)
Effect of exchange rate changes on cash and cash equivalents	(33,575)	2,878
Change in cash and cash equivalents, including restricted cash	$19,014	$(35,691)

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2022 was $289.6 million. Net cash flows provided by operating activities for the nine months ended September 30, 2022 resulted from net income of $245.9 million, depreciation and amortization of intangible assets of $93.4 million and share-based compensation of $26.7 million. The increases were partially offset by a decrease in operating asset and liability accounts of $82.2 million. Net cash flows provided by operating activities for the nine months ended September 30, 2021 was $261.0 million. Net cash flows provided by operating activities for the nine months ended September 30, 2021 resulted from net income of $170.0 million, depreciation and amortization of intangible assets of $91.9 million, share-based compensation of $24.9 million and an increase in deferred taxes of $1.0 million. The increases were partially offset by a noncash gain on an investment of $15.1 million and a decrease in noncash working capital accounts of $12.5 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $225.6 million for the nine months ended September 30, 2022. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2022 was primarily due to purchases of property, plant and equipment of $147.9, or 9.8% of net sales, and the acquisition of SPFAB for $80.4 million. Our capital expenditures for the nine months ended September 30, 2022 are greater than our target model or 5% - 9% of net sales due to capacity expansion at certain of our assembly/test and wafer fabrication facilities. We expect capital expenditures for the twelve months ended December 31, 2022 to be within our target model. Net cash and cash equivalents used in investing activities was $89.3 million for the nine months ended September 30, 2021. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2021 was primarily due to the purchase of property, plant and equipment of $86.1 million, $15.0 million of investment in an early stage, privately held fabless wafer facility, consisting of $10.0 million of preferred stock and a $5.0 million convertible promissory note, and the net purchase of short-term investments of $1.1 million, partially offset by the proceeds from the sale of property, plant and equipment of $3.1 million and other investing cash inflows of $11.0 million for the nine months ended September 30, 2021.

Financing Activities

Net cash and cash equivalents used in financing activities was $11.4 million for the nine months ended September 30, 2022. Net cash used in financing activities in the nine months ended September 30, 2022 consisted primarily of $1.8 million of net reductions in our debt and taxes paid on net share settlements of $12.3 million. Net cash and cash equivalents used in financing activities was $210.3 million for the nine months ended September 30, 2021. Net cash used in financing activities in the nine months ended September 30, 2021 consisted primarily of $201.2 million of net reductions in our debt and taxes paid on net share settlements of $14.7 million, partially offset by a capital contribution for a noncontrolling interest of $4.0 million.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of September 30, 2022, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIODES INCORPORATED
(Registrant)

November 7, 2022	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2022	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)