Form 10-K
period 2022-12-31
DIODES INC /DEL/
filed 2023-02-10
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the 45,288,669 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $64.57 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.8 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 6, 2023 was 45,486,743.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

3

PART I

Item 1. Business.

GENERAL

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we” or “our” (Nasdaq: DIOD)), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the industrial, automotive, computing, communications and consumer markets.

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

The Company's corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California, respectively. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City, and Zhubei City, Taiwan; Shanghai and Yangzhou, China; Oldham, England; and Neuhaus, Germany. The Company's wafer fabrication facilities are located in Oldham, England; Greenock, Scotland; Shanghai and Wuxi, China; and Keelung and Hsinchu, Taiwan; and South Portland, Maine, United States. The Company has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Oldham, England; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich and Frankfurt, Germany; with support offices throughout the world.

•
The Company’s manufacturing facilities have achieved certifications in the internationally recognized standards of ISO 9001:2015, ISO 14001:2015, and, for automotive products, IATF 16949:2016;
•
The Company is also C-TPAT certified; and
•
We believe these quality awards reflect the superior quality-control techniques established at the Company and further enhance our credibility as a vendor-of-choice to original equipment manufacturers ("OEMs") increasingly concerned with quality and consistency.

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, and Industrial IoT;
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Computing: cloud computing including server, storage, and data center applications;
•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions; and
•
Consumer: IoT, wearables, home automation, and smart infrastructure.

From 2018 to 2022, our annual net sales grew from $1.2 billion to $2.0 billion, representing a compound annual growth rate of approximately 13.3%. Our product line includes over 28,000 products, and we shipped approximately 50 billion units in 2022, 58 billion units in 2021 and 43 billion units in 2020. In 2022, the growth has been driven by strength in the automotive and industrial end-user markets and the significant growth in the Europe and the Americas regions. The decrease in units shipped was driven by softness in demand and COVID disruptions in Asia, however units shipped to Europe and the Americas have increased when compared to prior periods.

2022 SUMMARY AND BUSINESS OUTLOOK

In 2022, despite COVID-related lockdowns and power restrictions at various times throughout the year as well as the global economic slowdown, the Company's net sales increased 10.8% over 2021. The fourth quarter represented our ninth consecutive quarter of year-over-year growth. Our earnings and cash generation in 2022 were also significant highlights with gross margin expanding 420 basis points to 41.3% and operating margin expanding 510 basis points to 20.4%. We also achieved cash flow from operations of $392.5 million in 2022. The Company continued to experience strong growth in the automotive end market, which increased 40% over 2021 and reached 15% of product revenue for the year. We continued to drive growth in our industrial end market through our ongoing content expansion efforts and market share gains, which contributed to our industrial and automotive end markets representing 42% of product revenue and exceeding our target model of 40%. The growth in these end markets combined with the ongoing increase of our Pericom products also contributed to our strong gross margin expansion throughout the year along with improved factory utilization and loading.

We continue to work towards our previously stated goals for 2025 of $1.0 billion in gross profit based upon $2.5 billion in revenue and a gross margin of 40%. At a high level, tactics we intend to use to accomplish these goals include:

•
Total systems solutions, in which we provide a wide range of products that work together in a system which help simplify the design process for our customers, sales approach and content expansion driving growth:
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

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing – Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. Our manufacturing facilities provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. See “Risk Factors – During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results and financial condition." in Part I, Item 1A of this Annual Report for additional information.

Integrated packaging expertise – Our expertise in designing and manufacturing innovative and proprietary packaging solutions enables us to package a variety of different device functions into an assortment of packages ranging from miniature chip-scale packaging to packages that integrate multiple separate discrete and/or analog chips into a single semiconductor product called an array. Our ability to design and manufacture multi-chip semiconductor solutions as well as advanced integrated devices provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for the industrial, automotive, computing, communications and consumer markets.

Broad customer base and diverse end-markets – Our customers are comprised of leading direct sales customers as well as major electronic manufacturing services (“EMS”) providers. We serve over 50,000 customers worldwide. The majority are served through our distribution network and some are direct customers who purchase directly from the Company. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

Customer-focused product development – Effective collaboration with our customers and a commitment to customer service are essential elements of our business. We believe focusing on dependable delivery and support tailored to specific end-user applications and solution-selling approach has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete, logic, analog and mixed-signal semiconductor marketplace. We believe our close relationships with our customers have provided us with keener insight into our customers’ product needs. This results in a stronger demand for our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.” in Part I, Item 1A of this Annual Report for additional information.

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

OUR STRATEGY

Our goal is to reach $1.0 billion in gross profit based upon $2.5 billion in revenue and a gross margin of 40% by 2025. At a high level, strategy we intend to use to accomplish this goal include; continue to enhance our position as a leading global designer, manufacturer and supplier of high-quality application-specific standard semiconductor products, using our innovative and cost-effective assembly and test (packaging) technology and leveraging our process expertise and design excellence to achieve above-market growth in profitability.

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic, analog and mixed-signal semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as: IoT, wearables, home automation, and smart infrastructure, portables such as smartphones, tablets and notebooks; other consumer electronics and computing devices; as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2022 and 2021, we continued to achieve many significant new design wins with our direct sales customers. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Maintain intense customer focus – We intend to continue to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important and will help to increase our net sales, operating performance and market share. To accomplish this, we intend to continue our close collaboration with our customers to design products that meet their specific needs. A critical element of this strategy is to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we continue to expand our sales force and field application engineers, particularly in Asia and Europe, during periods of growth. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.” in Part I, Item 1A of this Annual Report for additional information.

Enhance cost competitiveness and manufacturing flexibility – A key element of our success is our overall low-cost manufacturing base and our hybrid manufacturing model. While we believe our manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. We have continued to make capital expenditures to enhance our existing manufacturing capabilities. We continue to leverage a hybrid manufacturing model which allows our revenue to be supported with both internally and externally sourced manufacturing. This allows more flexibility to support customer growth while continuing to enhance cost competitiveness.

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines or companies in order to enhance our product portfolio and accelerate our new product offerings. Examples of recent acquisitions include:

•
In June 2022, the Company completed the acquisition of onsemi's wafer fabrication facility and operations located in South Portland, Maine ("SPFAB"). We purchased SPFAB to provide additional 200mm wafer fabrication capacity for analog products to accelerate the Company's growth initiatives in the automotive and industrial end-markets. This U.S.-based facility, together with the Company's existing wafer fabrication facilities in Asia and Europe, further enhances the Company's global manufacturing operations;

•
In 2020, we acquired Lite-On Semiconductor (“LSC”) and its subsidiaries. The acquisition of LSC broadened our discrete product offerings, including providing us with a leadership position in glass-passivated bridges and rectifiers that allows us to further extend our position in the automotive and industrial markets consistent with our overall growth strategy. Further, the acquisition expands our wafer fabrication and assembly and test capacity; and
•
In 2019, we acquired from Texas Instruments a 200mm wafer fabrication facility and operations located in Greenock, Scotland (“GFAB”). The acquisition of GFAB added to our existing global footprint and provided expanded wafer capacity to support our product growth, in particular for the automotive market.

See “Risk Factors – Part of our growth strategy involves identifying and acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A and Note 20 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Mixed-signal products, including: high speed mux/demux, digital switches, interface, redrivers, universal level shifters/voltage translators, clock ICs and packet switches;

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

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of product revenue for each end-market for the last three years:

End-Markets	2022	2021	2020	End product applications
Industrial	27%	23%	23%

Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HVAC/LED lighting, retrofit bulb, smart meters and embedded computers

Automotive	15%	12%	11%	ADAS (advanced driver assistance systems), telematics, infotainment, lighting, BLDC motor control, electrification and powertrain, and battery management
Computing	24%	30%	20%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, storage, cloud computing, and data center applications
Communications	15%	16%	21%	5G networks, smartphones, IP gateways, routers, switches, hubs, fiber optics and charging solutions
Consumer	19%	19%	25%

Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches, wearable IoT, home automation and smart infrastructure

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of innovative surface-mounted packages. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature high power density packaging, enabling us to fit our components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components. Our products are well suited for broad applications in the industrial, automotive, computing, communications and consumer applications as highlighted in the table above.

CUSTOMERS

We serve over 50,000 customers worldwide. The majority are served through our distribution network and some are direct customers who purchase directly from the Company. Our customers represent leading direct sales customers representing a broad range of industries, leading EMS providers and leading distributors. For the years 2022, 2021 and 2020, our direct sales and EMS customers together accounted for 30%, 34% and 34%, respectively, of our net sales. In addition, for information concerning our business with related parties, see “Business – Certain Relationships and Related Party Transactions.”

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2022, 2021 and 2020:

Net Sales by Region	2022	2021	2020
Asia	$1,480,191	$1,439,545	$961,376
Europe	283,900	220,772	171,985
Americas	236,489	144,845	95,854
Total net sales	$2,000,580	$1,805,162	$1,229,215

Net Sales by Type	2022	2021	2020
Direct sales	$590,173	$607,645	$419,024
Distributor sales	1,410,407	1,197,517	810,191
Total net sales	$2,000,580	$1,805,162	$1,229,215

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales from products shipped to China for the twelve months ended December 31, 2022, 2021 and 2020, was $941.3 million $938.1 million and $649.9 million, respectively. While net sales in total have continued to grow in all geographic locations presented, net sales in Asia, as a percentage of total net sales has declined due to the result of lockdowns related to the zero-COVID policy, which we believe has impacted end-demand in China.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., the U.K., France, Germany, Italy, South Korea, Japan, Hong Kong, Taiwan, Turkey, and China. We also have independent sales representatives in the U.S., Asia, and Europe. In addition, we have distributors in the U.S., Asia, and Europe. As of December 31, 2022, our direct global sales and marketing organization consisted of approximately 473 employees operating out of 23 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai, Shenzhen, Wuhan, Guangzhou, Jinan, and Qingdao, China; Gyeonggi, South Korea; Munich and Frankfurt, Germany; Oldham, England; Tokyo, Japan; Milpitas, California and Plano, Texas, USA. As of December 31, 2022, we also had more than 17 independent sales representative firms marketing our products.

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

MANUFACTURING OPERATIONS AND FACILITIES

We operate assembly and test facilities located in China, Taiwan and Germany. We operate wafer fabrication facilities located in China, Taiwan, Great Britain and the United States. For the years ending December 31, 2022 and 2021, our total cash capital expenditures were approximately $211.7 million and $141.2 million, respectively.

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

BACKLOG

Backlog, defined as the amount of product to be shipped during any period, is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of new product lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations. Our backlog of orders, based on expected ship date, was $666.2 million at December 31, 2022 and $793.1 million at December 31, 2021.

PATENTS, TRADEMARKS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY RIGHTS AND LICENSES

We generally rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality agreements, license agreements and policies to protect our intellectual property rights and proprietary technology, and to maintain our competitive position. Despite these measures, we may not always succeed in protecting our intellectual property or preventing misappropriation of our intellectual property rights. Other companies may independently develop similar technologies or seek to challenge, invalidate or circumvent our intellectual property rights. We acquired, licensed or sublicensed numerous intellectual property rights in connection with our acquisitions over the years. Several of our trademarks are registered in the U.S. and other countries, and we continually seek to strengthen our brand to distinguish our products in the marketplace. We maintain a patent portfolio comprised of both U.S. and foreign patents and have patent applications pending in the U.S. and other countries. We expect to continue to file patent applications in the U.S. and abroad covering technologies and products considered important to our business. We do not believe any individual patent, group of patents, or the expiration thereof would materially affect the operation of our business. We seek to protect our proprietary technology or related knowledge that is not covered by our patent strategy as trade secrets through contracts and policies to maintain their secrecy and confidentiality.

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

Our foreign operations expose us to unique intellectual property technology risks compared to a company with fewer or no international operations. For example, we are exposed to potential cyber security breaches that may target our employees or infrastructure outside the United States. See “Risk Factors – Risks Related to Our International Operations.” in Part I, Item 1A of this Annual Report for a more detailed summary of the intellectual property technology risks associated with our international business operations.

This Annual Report may include trade names and trademarks of other companies. Our use or display of other parties’ trade names, trademarks or products is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us by, the trade names or trademark owners. All trademarks appearing in this Annual Report not owned by us are the property of their holders.

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic, analog and mixed-signal semiconductor components market, making competition intense. Some of our larger competitors include Infineon Technologies A.G., Epson, Kyocera, Nexperia, NXP Semiconductors N.V., ON Semiconductor Corporation, Renesas Electronics Corporation, Texas Instruments and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we do. Accordingly, we, from time to time, may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price, features, availability and quality of our products, and our ability to design products and deliver customer service in keeping with our customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and quick adaptability to customer needs affords us competitive advantages. See “Risk Factors – The semiconductor business is highly competitive, and increased competition may harm our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENGINEERING AND RESEARCH AND DEVELOPMENT

Our engineering and research and development groups consist of applications, circuit design, and product development engineers who assist in determining the direction of our future product lines. One of their key functions is to work closely with market-leading customers to further refine, expand and improve our product portfolio within our target product types and packages. In addition, we assess customer requirements and acceptance of new package types, and we seek to develop new, higher-density and more energy-efficient packages to satisfy customers’ needs.

Product development engineers work directly with our semiconductor circuit design and layout engineers to develop and design products that match our customers’ requirements. We seek to capture the customers’ electrical and packaging requirements, translate those requirements into product specifications and design and manufacture a qualified product to support the customers’ end-system applications.

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

Employee Safety - As an employer with a global workforce, we seek to provide safe working conditions and encourage our employees to engage in safe behaviors while completing their assigned job duties. We have programs to enhance the occupational health and safety of our employees and to promote employee wellness. These programs are designed to yield positive business outcomes, such as less absenteeism, more motivated and engaged workforce, higher productivity, more consistent quality performance, and a better corporate image in our local communities. The positive outcomes of these programs should help us attract talent and maintain a stable workforce.

Employee Demographics - We regularly review our workforce demographics and organizational structure to ensure that we have an efficient organization positioned to deliver cost-effective, high-quality products to our customers and to serve the markets in which we operate. Diversity and inclusion considerations are embodied in many aspects of our operations, including pipeline opportunities.

As of December 31, 2022, we employed 8,877 employees (including approximately 620 temporary labor or independent contractors). 7,566 of our employees were in Asia, 441 were in the Americas. and 870 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement. In Europe all our employees are covered by individual employment agreements with some collective bargaining agreements in place. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, Taiwan, the U.K and the U.S. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the twelve month periods ended December 31, 2022, 2021 and 2020, our capital expenditures for environmental controls have not been material. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Warren Chen, a member of the Company's board of directors serves as a member of Nuvoton's board of directors. We purchase wafers from Nuvoton for use in our production process.

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

Shanghai, China experienced government imposed lockdowns due to a resurgence of the COVID-19 virus.

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

GENERAL RISK FACTORS

The invasion of Ukraine by Russia could negatively impact our business.

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

Shanghai, China experienced government imposed lockdowns due to a resurgence of the COVID-19 virus.

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

In addition, we operate in a few narrow markets of the broader semiconductor market and, as a result, cyclical fluctuations may affect these segments to a greater extent than they affect the broader semiconductor market. This may cause us to experience greater fluctuations in our operating results and financial condition than compared to some of our broad line semiconductor competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the industrial, automotive, computing, communications and consumer sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our operating results and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business, operating results and financial condition.

The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability, technological innovation and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Infineon Technologies A.G., Epson, Kyrocera, Nexperia, NXP Semiconductors N.V., ON Semiconductor Corporation, Renesas Electronics Corporation, Texas Instruments and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our business, operating results and financial condition.

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

We currently have a floating rate debt that is subject to interest rate changes. See “Liquidity and Capital Resources” below and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December 31, 2022, an increase or decrease in interest rates by 1.0% for the year on our long-term debt would increase or decrease our annual interest rate expense by approximately $1.5 million.

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

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2022, $150.3 million in long-term debt was outstanding. In addition and we have short-term foreign credit facilities with borrowing capacities of approximately $172.8 million with an unused amount of $136.0 million.

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

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Chengdu, Jinan, Shanghai and Wuxi, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition. One of our manufacturing facilities and one of our wafer fabrication facilities located in Shanghai were approved for HNTE status for the tax years 2021-2023. The Company expects to continue to meet HTND requirements in future years. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount. Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

We have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate for this joint venture would increase to 25%, which could adversely affect our operating results and financial condition.

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $0.2 million, ($0.2) million and $0.9 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the twelve months ended December 31, 2022, 2021 and 2020 was approximately $0.00, $0.00 and $0.02, respectively.

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

As of December 31, 2022, the benefit obligation of the plan was approximately $98.8 million and the total assets in such plan were approximately $91.3 million. Therefore, the plan was underfunded by approximately $7.5 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

The trustees are required to review the funding position every three years. An actuarial valuation was performed as of March 31, 2022, resulting in a deficit of approximately GBP 20 million (approximately $26 million based on a GBP: USD exchange rate of 1:1.3). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3 ) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the first payment made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $1.95 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029. These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2029.

The plan’s trustees appoint fund managers to carry out all the day-to-day functions relating to the management of the fund and its administration. The fund managers must invest their portion of the plan’s assets in accordance with their investment manager agreement agreed by the trustees. The trustees are responsible for complying with these investment manager agreements and for deciding on the portion of the plan’s assets that will be invested with each fund manager. When making decisions, the trustees take advice from experts including the plan’s actuary and also have the option to consult with the Company.

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

The majority of our manufacturing facilities are located in China. For the twelve months ended 2022, 2021 and 2020 our Asian and European subsidiaries represented approximately 76%, 76% and 78%, respectively, of our net sales. There are risks inherent in doing business internationally, including the following, any of which could cause harm to our business:

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

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2022 approximately 47% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

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

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2022, we had undistributed earnings from non-U.S. operations of approximately $1.0 billion (including approximately $147.7 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $476.4 million of this total. Additional Chinese withholding taxes of approximately $48.5 million would be required should the $476.4 million of such earnings be distributed out of China as dividends.

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
•
seasonality and variability in the industrial, automotive, computing, communications and consumer markets;
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

GENERAL RISK FACTORS

The invasion of Ukraine by Russia could negatively impact our business.

Russia’s military invasion of Ukraine in February 2022 has led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military invasion and the resulting sanctions have had an adverse effect on global markets. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.

Weaknesses in the global economy and financial markets can lead to lower consumer discretionary spending and demand for items that incorporate our products in the industrial, automotive, computing, communications and consumer sectors. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our net sales, operating results and financial condition could be negatively affected by such actions.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in Plano, Texas. As of December 31, 2022, we own approximately 4.1 million square feet of property and lease approximately 4.5 million square feet of property, with leases expiring at various times between 2023 and 2028 and with land rights expiring in 2061. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. The table below sets forth the largest of the properties either owned or leased by the Company.

We believe our current facilities are adequate for the foreseeable future.

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, Texas	41,780
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321
Manufacturing facility/office/chemical warehouse/wellness building	USA - South Portland, Maine	323,462
Land use right/Manufacturing facilities/Administrative office/R&D center/Logistics	China - Chengdu	1,660,963
Regional sales office/R&D center/Warehouse	China - Hong Kong	271,270
Administrative office/Land use right/manufacturing facility/R&D center	China - Jinan, Shandong	1,058,324
Manufacturing facility/R&D center/Logistics/Dormitory/Manufacturing facility/Sales/Administrative office/Land use right	China - Shanghai	1,606,833
Regional sales office	China - Shenzhen	17,292
R&D center	China - Yangzhou	6,085
Land use right	China - Wuxi	1,166,347
Administrative office/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Manufacturing facility/R&D center/Logistics/Administrative office	Scotland - Greenock	1,001,873
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	44,815
Manufacturing/Land Use Right	Taiwan - Hsinchu	652,672
Manufacturing	Taiwan - Keelung	149,548
Regional sales office/Administrative office/Logistics/R&D/Land	Taiwan - Taipei	72,948
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	249,986
Office	Taiwan - Taichung	11,187

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods. In addition, our foreign operations expose us to unique intellectual property technology risks compared to a company with fewer or no international operations. Such risks could lead to litigation or other disputes that would not be applicable to a company with limited or no international operations and could have a material and adverse effect on our financial condition and results of operations. See “Risk Factors – Risks Related to Our International Operations.” in Part I, Item 1A of this Annual Report for a more detailed summary of the intellectual property technology risks associated with our international business operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.”

Holders

As of February 6, 2023, the approximate number of common stockholders was 4,003.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2023 definitive proxy statement, which we expect to file with the SEC in April 2023, in Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2022. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2017 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2022
		2017	2018	2019	2020	2021	2022
Diodes Incorporated	Return %		12.52	74.74	25.07	55.76	(30.67)
	Cum $	100	112.52	196.62	245.90	383.01	265.54

NASDAQ Industrial Index	Return %		(1.13)	27.17	52.72	8.81	(35.05)
	Cum $	100	98.87	125.73	192.01	208.93	135.70

NASDAQ Composite-Total Returns	Return %		(2.84)	36.69	44.92	235.15	158.65
	Cum $	100	97.16	132.81	192.47	235.15	158.65

Issuer Purchases of Equity Securities

There were no repurchases of our Common Stock during the fourth quarter of 2022.

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

General

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we” or “our” (Nasdaq: DIOD)), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the industrial, automotive, computing, communications and consumer markets.

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
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Computing: cloud computing including server, storage, and data center applications;
•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions; and
•
Consumer: IoT, wearables, home automation, and smart infrastructure;

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the twelve months ended December 31 2022. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

Summary for the Twelve Months Ended December 31, 2022

•
Net sales were $2.0 billion, an increase of 10.8% over the $1.81 billion in 2021;
•
Gross profit was $827.2 million, a 23.4% increase from $670.4 million in 2021;
•
Gross profit margin improved 420 basis points to a record 41.3% from 37.1% in 2021;
•
Operating income increased 47.9% to a record $408.2 million, or 20.4% of revenue, compared to $276.0 million, or 15.3% of revenue, in 2021;
•
Net income was a record $331.3 million, an increase of 44.8% from the $228.8 million last year;
•
Earnings per share was $7.20 per diluted share, a 44.0% improvement from the $5.00 per diluted share in 2021;
•
We achieved $392.5 million cash flow from operations. We had cash capital expenditures of $211.7 million, or 10.6% of net sales. Net cash flow was a negative $25.7 million, which includes the net pay-down of $133.0 million of long-term debt.

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

Business Outlook and Factors Relevant to Our Results of Operations

Our record financial performance in 2022 represents a significant step toward our 2025 business targets of $1.0 billion of gross profit, based upon net sales of $2.5 billion and gross margin of 40%. Acquisitions will continue to be part of our growth strategy to reach our 2025 revenue and gross profit goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Description of Sales and Expenses

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•
The condition of the economy in general and of the semiconductor industry in particular;
•
Additional COVID outbreaks with increasing infection rates and lockdowns by local governments could have a negative impact on our production facilities;
•
The February 2022 invasion of Ukraine by Russia and the resulting and continuing global impact;
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

Research and development

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for new product development and technology qualification. Research and development expenses are executed on a global basis and are primarily associated with where the engineering talent is located, as well as the location of manufacturing sites participating in any required technology or process development. All research and development expenses are expensed as incurred.

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

Unrealized (loss) gain on investments

We hold investments in the form of common stock or some other similar equivalent accounted for under fair-value accounting. This account is used to show the necessary mark-to-market adjustments.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	(58.7)	(62.9)
Gross profit	41.3	37.1
Operating expenses	(21.0)	(21.8)
Income from operations	20.4	15.3
Interest income	0.2	0.2
Interest expense	(0.4)	(0.4)
Foreign currency gain (loss), net	0.1	(0.1)
Unrealized (loss) gain on investments	(0.8)	1.6
Other income	0.3	1.0
Income before income taxes and noncontrolling interest	19.8	17.5
Income tax provision	(2.8)	4.4
Net income	17.0	13.1
Net (income) attributable to noncontrolling interest	(0.4)	(0.4)
Net income attributable to common stockholders	16.6	12.7

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K (in thousands).

	Twelve Months Ended December 31,
	2022	2021	Increase/(Decrease)	% Change
Net sales	$2,000,580	$1,805,162	$195,418	10.8%
Cost of goods sold	1,173,343	1,134,802	38,541	3.4%
Gross profit	827,237	670,360	156,877	23.4%
Total operating expense	419,044	394,375	24,669	6.3%
Interest income	3,672	3,139	533	17.0%
Interest expense	(8,320)	(7,491)	829	11.1%
Foreign currency gain (loss), net	2,122	(2,107)	4,229	200.7%
Unrealized (loss) gain on investments	(16,514)	28,018	(44,532)	158.9%
Other income	6,787	17,551	(10,764)	(61.3%)
Income tax provision	56,685	78,807	(22,122)	(28.1%)

Net Sales

Our net sales increased approximately $195.4 million, or 10.8%, for the twelve months ended December 31, 2022, compared to the prior year, due primarily to our content expansion initiatives and improvements in product mix. The Company has experienced growth in higher-margin end markets which have enabled the Company to increase its net sales and margins, even in the midst of the current supply-constrained environment. For the twelve months ended December 31, 2022, weighted-average sales price of the Company's products increased 28.5% when compared to the prior year. This represents the improved product mix across the portfolio, as well as price increases to offset supply chain cost increasing.

The table below sets forth our revenue as a percentage of product revenue by end-user market:

Twelve Months Ended December 31,
End-Markets	2022	2021	2020
Industrial	27%	23%	23%
Automotive	15%	12%	11%
Computing	24%	30%	20%
Communications	15%	16%	21%
Consumer	19%	19%	25%

Cost of Goods Sold

Cost of goods sold increased approximately $38.5 million for the twelve months ended December 31, 2022 compared to the same period last year. As a percent of sales, cost of goods sold was 58.7% for the twelve months ended December 31, 2022, compared to 62.9% for the same period last year. Average unit cost increased 19.9% for the twelve months ended December 31, 2022, compared to the same period last year, due to cost increases from various subcontractors and foundries, as well as the cost for a more premium mix of products that were sold in 2022. For the twelve months ended December 31, 2022, gross profit increased approximately 23.4% when compared to the prior year. Gross profit margin for the twelve month periods ended December 31, 2022 and 2021, was 41.3% and 37.1%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2022 increased approximately $24.7 million, or 6.3%, compared to the same period last year. Selling, general and administrative expenses (“SG&A”) increased approximately $23.2 million. The increase in SG&A was driven by increases in wages and benefits, selling expenses and freight and duty charges. Research and development expenses (“R&D”) increased approximately $7.1 million primarily due to increases in wages and benefits, and costs associated with new product and new process development activities. Amortization of acquisition-related intangibles decreased approximately 4.0% reflecting the overall reduction in the balance of intangible assets subject to amortization. SG&A, as a percentage of sales, was 14.0% and 14.3% for the twelve-month periods ended December 31, 2022 and 2021, respectively. R&D, as a percentage of sales, was 6.3% and 6.6% for the twelve-month periods ended December 31, 2022 and 2021, respectively.

Other (expense)/income

Interest income was relatively flat when compared to 2021. The increase in interest expense is due to increased interest rates on our floating rate debt partially offset by lower borrowing levels. Foreign currency gain increased $4.2 million during the twelve months ended December 31, 2022 due to the effectiveness of the Company's hedging program. Unrealized loss on investments increased from 2021 due to investment losses from investments the Company acquired in the LSC acquisition.

Income tax provision

We recognized income tax expense of approximately $56.7 million for the twelve months ended December 31, 2022, and income tax expense of approximately $78.8 million for the twelve months ended December 31, 2021, resulting in effective income tax rates of 14.3% and 25.0%, respectively. The decrease in the effective tax rate for 2022 compared to 2021 is primarily attributable to an increase in overall pre-tax book income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment. Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to foreign withholding taxes. The Company has recorded outside basis differences in the limited instances where they do not assert permanent reinvestment. As of December 31, 2022, our foreign subsidiaries held approximately $296.8 million of cash, cash equivalents and investments of which approximately $68.0 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, funds from operations and, if necessary, borrowings under our credit facilities.

Liquidity requirements

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund ongoing operations. For 2022 and 2021 our working capital was $729.1 million and $716.6 million, respectively. In 2022, our working capital increased primarily due to increases in accounts receivable and inventories, and decrease in our accounts payable and the current portion of long-term debt. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

Short-term investments

As of December 31, 2022, we had short-term investments of approximately $7.1 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $172.8 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2022, was approximately $136.0 million, net of $36.3 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a term loan with a current balance of zero and a $200.0 million revolving senior credit facility with zero drawn as of December 31, 2022. The revolving senior credit facility and term loan mature on May 29, 2024. Both the term loan portion and the revolving portion of the Credit Agreement bear an interest rate at LIBOR or similar other indices plus a specified margin. The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement. In addition to the liquidity provided by the U.S. Credit Agreement, our 51% owned subsidiary, Eris Technology Company ("ERIS"), borrowed $25.8 million on a long-term basis from local Taiwan banks. The ERIS debt matures in periods through 2033.

Diodes Hong Kong Limited, a company incorporated under the laws of Hong Kong and a subsidiary of the Company, has a US Dollar revolving loan facility in an aggregate amount equal to $105.0 million (the "Facility"). Diodes Hong Kong Limited used a portion of the proceeds for the Facility (i) to refinance certain existing indebtedness and (ii) to finance working capital requirements and its general corporate purposes. In addition, on January 22, 2021, Diodes Hong Kong Limited entered into a Hong Kong Debenture (the “Debenture”) with The Hongkong and Shanghai Banking Corporation Limited, as Security Agent (the “Security Agent”). Pursuant to the Debenture, Diodes Hong Kong Limited granted to the Security Agent, on behalf of itself and the other secured parties, a security interest over certain assets of Diodes Hong Kong Limited. The security interest is continuing security for the payment, discharge and performance of all of the secured liabilities, which includes Diodes Hong Kong Limited’s payment obligations under the Facility. The Facility is governed by the laws of Hong Kong.

Capital expenditures and investments

In 2022 and 2021, our total cash capital expenditures were approximately $211.7 million and $141.2 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in both our assembly/test and wafer fabrication facilities. Cash capital expenditures in 2022 were approximately 10.6% of our net sales. The Company's 2022 capital expenditures were higher than our target model of 5% to 9% of net sales, due to expansion of our wafer fabrication facility in Hsinchu Science Park in Taiwan. Going forward, over the long term, the Company expects capital expenditures to be within the 5% to 9% of net sales target model range.

The Company’s restricted cash primarily consisted of the cash required to be on deposit under contractual agreements with banks to support outstanding loan and import/export guarantees. As of December 31, 2022, restricted cash of $4.4 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

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

Discussion of Cash Flows

Cash and cash equivalents, including restricted cash, decreased approximately $25.7 million to $341.1 million in 2022 from $366.8 million in 2021. The table below sets forth summary information from our statements of cash flows:

	Twelve Months Ended December 31,
	2022	2021
Net cash flows provided by operating activities	$392,501	$338,543
Net cash and cash equivalents used in investing activities	(265,263)	(144,229)
Net cash and cash equivalents used in financing activities	(125,713)	(158,441)
Effect of exchange rate changes on cash and cash equivalents	(27,244)	10,416
Change in cash and cash equivalents, including restricted cash	$(25,719)	$46,289

Operating Activities

Net cash provided by operating activities for 2022 was approximately $392.5 million, due primarily to $339.3 million of net income, $127.8 million in depreciation expense and amortization of intangible assets expense and $36.3 million from non-cash share-based compensation expense and a non-cash loss on investments of $16.2 million. These increases were partially offset by a net decrease in operating capital assets and liabilities of $81.1 million, a decrease in deferred income taxes of $39.2 million.

Investing Activities

Net cash used in investing activities for 2022 was approximately $265.3 million, due primarily to the purchase of property, plant and equipment for $211.7 million and the purchase of SPFAB for $80.4 million.

Financing Activities

Net cash used in financing activities for 2022 was approximately $125.7 million, due primarily to the net reduction in our outstanding indebtedness of $112.2 million and taxes on net share settlements of $12.3 million.

Debt instruments

The U.S. credit facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).

As of December 31, 2022, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $136.0 million, with several financial institutions. Our foreign credit lines are unsecured and uncommitted, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2022, $36.3 million was outstanding under these lines of credit. In addition to our credit lines, our 51% owned subsidiary, ERIS Technology Corporation (“ERIS”), had long-term debt of $25.8 million, at December 31, 2022, from local Taiwan banks. The outstanding ERIS debt matures in various periods from 2024 through 2033. See “Liquidity and Capital Resources” above and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

Diodes Hong Kong Limited, a company incorporated under the laws of Hong Kong and a subsidiary of the Company, has a US Dollar revolving loan facility in an aggregate amount equal to $105.0 million (the "Facility"). Diodes Hong Kong Limited used a portion of the proceeds of the Facility (i) to refinance certain existing indebtedness and (ii) to finance working capital requirements and its general corporate purposes. In addition, on January 22, 2021, Diodes Hong Kong Limited entered into a Hong Kong Debenture (the “Debenture”) with The Hongkong and Shanghai Banking Corporation Limited, as Security Agent (the “Security Agent”). Pursuant to the Debenture, Diodes Hong Kong Limited granted to the Security Agent, on behalf of itself and the other secured parties, a security interest over certain assets of Diodes Hong Kong Limited. The security interest is continuing security for the payment, discharge and performance of all of the secured liabilities, which includes Diodes Hong Kong Limited’s payment obligations under the Facility. The Facility is governed by the laws of Hong Kong.

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

Foreign Currency Transaction Risk

We are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December 31, 2022, if the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of approximately $1.8 million (partially offset by any foreign currency hedges). Net foreign exchange transaction gains (or losses) are included in other income and expense.

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

As of December 31, 2022, the plan was underfunded and a liability of approximately $7.5 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $41.1 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $0.5 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2022, was 4.7%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $0.5 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would (decrease)increase the year–end projected benefit obligation by approximately $2.5 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net-period benefit cost by approximately $1.2 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors – Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2022, our outstanding principal long-term debt was $150.3 and outstanding short-term debt was $36.3 million. Based on our debt balances at December 31, 2022, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by approximately $1.9 million, net of the amounts realized from our interest rate swaps. See “Risk Factors,” – “We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2022. A significant increase in inflation could affect future performance.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation as of December 31, 2022, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. In fiscal year 2022, we completed the acquisition of onsemi's wafer fabrication facility and operations located in South Portland, Maine ("SPFAB"). We have excluded SPFAB‘s business, which was accounted for as a business combination, from our assessment of the effectiveness of internal control over financial reporting. Total assets for SPFAB represent approximately 3.5%, of the Company's total assets as of December 31, 2022. Total net sales for SPFAB represent less than 1% of of net sales for the year ended December 31, 2022.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2022, for our annual stockholders’ meeting for 2023 (the “Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidatedbalance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

As discussed in Management’s Annual Report on Internal Control Over Financial Reporting, on June 3, 2022, the Company acquired certain assets and operations of Fairchild Semiconductor Corporation (“SPFAB”). For the purposes of assessing internal control over financial reporting, management excluded SPFAB, whose financial statements constitute approximately 3.5% of the Company’s consolidated total assets and less than 1% of consolidated net sales as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting of SPFAB.

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

Revenue – Ship and Debit Reserve

As described in Note 1, the Company records reserves related to estimated customer incentives, such as “ship and debit”, which arise when the Company, from time to time based on market conditions, issues credits to certain distributors upon their shipments to their end customers. The ship and debit reserve comprehends both claims in process and anticipated claims arising from the eventual sale of distribution inventory that is subject to claim activity. The Company performs a look-back analysis of revenues and credits issued to distributors. Using their look-back analysis, the Company adjusts their assumptions and estimated reserves each quarter. The resulting ship and debit reserve is recorded as a reduction to 2022 net sales with a corresponding reduction to accounts receivable, and approximated $53.9 million as of December 31, 2022.

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

•
Confirming and tracing select distributor balances to supporting documents.

•
Vouching revenues and ship and debit credits to supporting documents.

•
Evaluating the reasonableness of management’s assumptions by comparing the significant assumptions (ship and debit claims percentage history and the relevant cycle time period between when sales are made by distributors to their end customers and when ship and debit credit memos are issued by the Company to distributors) used to historical customer trends, including testing the completeness and accuracy of the underlying data.

•
Performing sensitivity analyses on the significant assumptions (ship and debit claims percentage history and the relevant cycle time period between when sales are made by distributors to their end customers and when ship and debit credit memos are issued by the Company to distributors) to evaluate the potential changes in the ship and debit reserve that would result from changes in the assumptions.

/s/ Moss Adams LLP

Los Angeles, California

February 10, 2023

We have served as the Company’s auditor since 1993.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$336,732	$363,599
Restricted cash	4,367	3,219
Short-term investments	7,059	6,542
Accounts receivable, net of allowances of $5,852 and $4,324 at December 31, 2022 and December 31, 2021, respectively	369,233	358,496
Inventories	360,281	348,622
Prepaid expenses and other	83,999	107,194
Total current assets	1,161,671	1,187,672
Property, plant and equipment, net	736,730	582,079
Deferred income tax	35,308	21,256
Goodwill	144,757	149,890
Intangible assets, net	79,137	94,550
Other long-term assets	130,709	159,048
Total assets	$2,288,312	$2,194,495

Liabilities
Current liabilities:
Lines of credit	$36,280	$18,068
Accounts payable	160,442	221,254
Accrued liabilities and other	214,433	184,649
Income tax payable	19,682	29,682
Current portion of long-term debt	1,693	17,381
Total current liabilities	432,530	471,034
Long-term debt, net of current portion	147,470	265,574
Deferred tax liabilities	12,903	32,230
Other long-term liabilities	112,490	122,933
Total liabilities	705,393	891,771

Commitments and contingencies (See Note 17)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,469,722 shares and 45,017,774 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	36,503	36,195
Additional paid-in capital	494,773	471,649
Retained earnings	1,448,092	1,116,809
Treasury stock, at cost, 9,281,581 shares at December 31, 2022 and 9,272,513 shares at December 31, 2021	(337,490)	(336,894)
Accumulated other comprehensive loss	(128,233)	(50,517)
Total stockholders' equity	1,513,645	1,237,242
Noncontrolling interest	69,274	65,482
Total equity	1,582,919	1,302,724
Total liabilities and stockholders' equity	$2,288,312	$2,194,495
The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2022	2021	2020
Net sales	$2,000,580	$1,805,162	$1,229,215
Cost of goods sold	1,173,343	1,134,802	798,094
Gross profit	827,237	670,360	431,121

Operating expenses
Selling, general and administrative	280,877	257,710	185,067
Research and development	126,316	119,200	94,288
Amortization of acquisition related intangible assets	15,610	16,216	16,261
(Gain) loss on disposal of fixed assets	(3,651)	246	106
Other operating (income) expense	(108)	1,003	1,067
Total operating expense	419,044	394,375	296,789
Income from operations	408,193	275,985	134,332
Other (expense) income
Interest income	3,672	3,139	1,066
Interest expense	(8,320)	(7,491)	(11,662)
Foreign currency gain (loss), net	2,122	(2,107)	(9,814)
Unrealized (loss) gain on investments	(16,514)	28,018	2,083
Other income	6,787	17,551	4,336
Total other (expense) income	(12,253)	39,110	(13,991)
Income before income taxes and noncontrolling interest	395,940	315,095	120,341
Income tax provision	56,685	78,807	21,112
Net income	339,255	236,288	99,229
Less net income attributable to noncontrolling interest	(7,972)	(7,525)	(1,141)
Net income attributable to common stockholders	$331,283	$228,763	$98,088

Earnings per share attributable to common stockholders:
Basic	$7.31	$5.11	$1.92
Diluted	$7.20	$5.00	$1.88
Number of shares used in earnings per share computation:
Basic	45,330	44,772	51,004
Diluted	46,036	45,781	52,133

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Twelve Months Ended December 31,
	2022	2021	2020
Net income	$339,255	$236,288	$99,229
Unrealized (loss) gain on defined benefit plan, net of tax	(697)	7,818	(3,723)
Unrealized gain (loss) on swaps and collars, net of tax	4,279	1,417	(3,183)
Unrealized foreign currency (loss) gain, net of tax	(81,298)	13,854	41,439
Comprehensive income	261,539	259,377	133,762
Less: Comprehensive income attributable to noncontrolling interest	(7,972)	(7,525)	(1,141)
Total comprehensive income attributable to common stockholders	$253,567	$251,852	$132,621

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2019	52,664	$35,111	(1,457)	$(37,768)	$427,262	$789,958	$(108,139)	$1,106,424	$46,359	$1,152,783
Total comprehensive income	-	-	-	-	-	98,088	34,533	132,621	1,141	133,762
Net changes in noncontrolling interests	-	-	-	-	(1,225)	-		(1,225)	4,803	3,578
Common stock issued for share-based plans	872	581	-	-	6,249	-	-	6,830	-	6,830
Share-based compensation	-	-	-	-	24,177	-	-	24,177	-	24,177
Deferred compensation plan	-	-	(37)	(1,437)	1,437	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(8,302)	-	-	(8,302)	-	(8,302)
Share buyback related to LSC acquisition	-	-	(7,766)	(296,705)	-	-	-	(296,705)		(296,705)
Balance, December 31, 2020	53,536	35,692	(9,260)	(335,910)	449,598	888,046	(73,606)	963,820	52,303	1,016,123
Total comprehensive income	-	-	-	-	-	228,763	23,089	251,852	7,525	259,377
Net changes in noncontrolling interests	-	-	-	-	(25)	-	-	(25)	5,654	5,629
Common stock issued for share-based plans	754	503	-	-	3,834	-	-	4,337	-	4,337
Share-based compensation	-	-	-	-	32,081	-	-	32,081	-	32,081
Deferred compensation plan	-	-	(13)	(984)	984	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(14,823)	-	-	(14,823)	-	(14,823)
Balance, December 31, 2021	54,290	36,195	(9,273)	(336,894)	471,649	1,116,809	(50,517)	1,237,242	65,482	1,302,724
Total comprehensive income	-	-	-	-	-	331,283	(77,716)	253,567	7,972	261,539
Net changes in noncontrolling interests	-	-	-	-	(1,014)	-	-	(1,014)	(4,180)	(5,194)
Common stock issued for share-based plans	461	308	-	-	(168)	-	-	140	-	140
Share-based compensation	-	-	-	-	36,010	-	-	36,010	-	36,010
Deferred compensation plan	-	-	(9)	(596)	596	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(12,300)	-	-	(12,300)	-	(12,300)
Balance, December 31, 2022	54,751	$36,503	(9,282)	$(337,490)	$494,773	$1,448,092	$(128,233)	$1,513,645	$69,274	$1,582,919

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$339,255	$236,288	$99,229
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	112,149	106,219	91,747
Amortization of intangible assets	15,610	16,216	16,260
Amortization of debt-issuance costs	950	754	1,455
Share-based compensation expense	36,287	33,205	25,260
Deferred income taxes	(39,225)	21,459	(14,456)
Investment loss (gain)	16,225	(37,896)	(1,766)
(Gain) loss on disposal of property, plant and equipment	(3,626)	243	119
Other	(4,016)	1,239	817
Changes in operating assets:
Change in accounts receivable	(20,163)	(52,721)	(10,501)
Change in inventory	(29,675)	(43,038)	(4,560)
Change in other operating assets	1,847	(25,445)	(9,067)
Changes in operating liabilities:
Change in accounts payable	(50,076)	55,628	7,422
Change in accrued liabilities	31,760	29,352	(9,198)
Change in income tax payable	(8,333)	(1,455)	(2,182)
Change in other operating liabilities	(6,468)	(1,505)	(3,359)
Net cash flows provided by operating activities	392,501	338,543	187,220

Cash flows from investing activities
Acquisitions, net of cash received	(83,979)	(157)	(24,593)
Disposal of wafer fabrication facility	19,270	9,939	-
Receipt of cash for termination of cross currency swap	9,429	-	-
Receipt of insurance recovery	6,067	-	-
Purchases of property, plant and equipment	(211,728)	(141,195)	(75,813)
Proceeds from sale of property, plant and equipment	418	3,207	232
Proceeds from short-term investments	8,002	7,328	10,277
Purchases of short-term investments	(9,361)	(7,567)	(11,486)
Purchase of equity securities	(4,051)	(15,106)	(6,131)
Other	670	(678)	742
Net cash and cash equivalents used in investing activities	(265,263)	(144,229)	(106,772)

Cash flows from financing activities
Advances on lines of credit and short-term debt	114,291	21,862	77,483
Repayments of lines of credit and short-term debt	(93,498)	(146,372)	(40,498)
Proceeds from long-term debt	372,751	557,882	956,363
Repayments of long-term debt	(505,746)	(586,001)	(744,237)
Debt issuance costs	(134)	(673)	(2,477)
Net proceeds from issuance of common stock	140	4,337	6,830
Repayment of and proceeds from finance lease obligation	(69)	(291)	(919)
Taxes paid related to net share settlement	(12,300)	(14,823)	(8,302)
Net changes in noncontrolling interests	(1,160)	5,631	(2,102)
Repurchases of common stock	-	-	(296,705)
Other	12	7	262
Net cash and cash equivalents used in financing activities	(125,713)	(158,441)	(54,302)

Effect of exchange rate changes on cash and cash equivalents	(27,244)	10,416	34,876
Change in cash and cash equivalents, including restricted cash	(25,719)	46,289	61,022
Cash and cash equivalents, beginning of period, including restricted cash	366,818	320,529	259,507
Cash and cash equivalents, end of period, including restricted cash	$341,099	$366,818	$320,529
Supplemental Cash Flow Information
Interest paid during the period	$7,355	$6,944	$10,219
Taxes paid during the period	$88,687	$56,077	$47,891
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$30,486	$24,256	$7,297

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Note 1 – Summary of Operations and Significant Accounting Policies

Nature of operations

GENERAL

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we” or “our”(Nasdaq: DIOD)), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the industrial, automotive, computing, communications and consumer markets.

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
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Computing: cloud computing including server, storage, and data center applications;
•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions; and
•
Consumer: IoT, wearables, home automation, and smart infrastructure;

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

Revenue recognition – The Company generates revenue from sales of its semiconductor products to direct customers and distributors and recognizes revenue when control is transferred. This transfer generally occurs at a point in time upon shipment or delivery to the customer or distributor, depending upon the terms of the sales order. The payment terms on our sales are based on negotiations with our customers. For sales to distributors, payment is not contingent upon resale of the products. The vast majority of our revenue from products and services is accounted for at a point in time.

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

Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $190.7 million, $220.3 million and $194.7 million in 2022, 2021 and 2020, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $5.9 million at December 31, 2022 and $4.3 million at December 31, 2021.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or net realizable value at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce inventory to a new cost basis. If future demand or market conditions are different from our current estimates, an inventory adjustment to write down inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Diodes has one operating segment. No goodwill impairment occurred in 2022, 2021, or 2020. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2022, we expect the remaining carrying value of assets to be recoverable.

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

During the normal course of business the Company pursues acquisitions. See Note 20 for additional information regarding business acquisitions.

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

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2022 and 2021, respectively.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $28.0 million, $24.1 million and $16.6 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

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

Share-based compensation – Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense is recognized on a straight-line basis over the requisite four-year service period. Performance stock units are measured based on the fair market value of the underlying stock on the date of grant and compensation expense is recognized over the three-year performance period, with adjustments made to the expense to recognize the probable payout percentage.

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

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange gains of approximately $2.1 million for the twelve months ended December 31, 2022, and foreign exchange losses of approximately $2.1 million for the twelve months ended December 31, 2021, and approximately $9.8 million for the twelve months ended December 31, 2020.

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

Accumulated other comprehensive loss was approximately $128.2 million, $50.5 million and $73.6 million at December 31, 2022, 2021 and 2020, respectively.

As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2022	2021	2020
Unrealized foreign currency losses	$(89,059)	$(7,760)	$(21,614)
Unrealized gain on cross currency and interest rate swaps, net of tax	$2,122	$(2,157)	$(3,574)
Unrealized loss on defined benefit plan	$(41,296)	$(40,600)	$(48,418)

Government assistance - We recognize government grants in our consolidated statements of income on a systematic basis over the periods which they are intended to benefit. Grants that relate to current expenses are reflected as reductions of the related expenses in the period in which they are reported. Grants that relate to depreciable property and equipment are recorded as a deferred liability account and then reflected in income over the useful lives of the related assets. Grants received as compensation for losses, or expenses already incurred or for the purpose of providing immediate financial support with no future related costs, are recognized as income in the period they become recognizable. During 2022 we recognized approximately $2.1 million in government subsidies, primarily in China and the United Kingdom. Of this $2.1 million, approximately $1.8 million was recognized as reduction in expense or other income and approximately $0.3 million was related to property, plant and equipment and is being recorded as a reduction of depreciation expense over the useful life of the associated assets. The Company also has approximately $13.3 million of deferred grants and subsidies that were recognized as a reduction to amortization expense of $5.5 million for the twelve months ended December 31, 2022.

Reclassifications – Certain amounts from prior periods have been reclassified to conform to the current years’ presentation.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 740): Troubled Debt Restructurings and Vintage Disclosures. This ASU among other things, updates accounting and disclosures for public business entities to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in vintage disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2022, including interim periods therein. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance, the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

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

Note 2 – Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includ es potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. Earnings per share are computed using the “treasury stock method.”

	Twelve Months Ended December 31,
	2022	2021	2020
Earnings (numerator)
Net income attributable to common stockholders	$331,283	$228,763	$98,088

Shares (denominator)
Weighted average common shares outstanding (basic)	45,330	44,772	51,004
Dilutive effect of stock options and stock awards outstanding	706	1,009	1,129
Adjusted weighted average common shares outstanding (diluted)	46,036	45,781	52,133

Earnings per share attributable to common stockholders
Basic	$7.31	$5.11	$1.92
Diluted	$7.20	$5.00	$1.88

Stock options and stock awards excluded from EPS calculation because their inclusion would be anti-dilutive	82	1	-

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

As of December 31, 2022, we had short-term and long-term investments. Long-term investments are included with Other long-term assets on the consolidated balance sheet. Trading securities held at December 31, 2022, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Long-term investments consist of certain equity securities acquired as part of the LSC acquisition. Deferred compensation investments consist primarily of life insurance policies, but may also include investments in the Company’s stock, mutual funds and cash. See Note 13 for additional information related to our deferred compensation program and Note 18 for additional information related to our interest rate swaps and foreign currency hedges. The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2022, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$7,059	$7,059	$-	$-	$-
Long-term investments	22,918	22,918	-	-	(20,386)
Cross-currency swap asset	1,427	-	1,427	-	-
Cross-currency swap liability	6,314	-	6,314	-	-
Deferred compensation investments	12,051	26	12,025	-	(3,048)

Financial assets and liabilities carried at fair value as of December 31, 2021 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$6,542	$6,542	$-	$-	$-
Long-term investments	47,001	47,001	-	-	28,018
Cross-currency swap liability	1,330	-	1,330	-	-
Deferred compensation investments	15,483	904	14,579	-	1,527

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2022 and 2021.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value. See Note 13 for additional information related to these pension plan investments.

Note 4 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2022	2021
Finished goods	$96,659	$108,557
Work-in-progress	80,616	81,784
Raw materials	183,006	158,281
	$360,281	$348,622

Note 5 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2022	2021
Buildings and leasehold improvements	$323,941	$276,958
Machinery and equipment	1,137,737	962,597
	1,461,678	1,239,555
Less: Accumulated depreciation and amortization	(913,245)	(836,364)
	548,433	403,191
Construction in-progress	120,451	111,987
Land	67,846	66,901
	$736,730	$582,079

Depreciation and amortization of property, plant and equipment was $112.1 million, $106.2 million and $91.7 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

Note 6 – Intangible Assets

Intangible assets at December 31 were as follows:

December 31, 2022
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,040	$(15,437)	$(234)	$369
Developed product technology	2-10 years	169,499	(111,639)	(6,176)	51,684
Customer relationships	7-12 years	62,465	(42,784)	(1,672)	18,009
Software license and other	3-4 years	2,743	(2,677)	(59)	7
Total amortized intangible assets		250,747	(172,537)	(8,141)	70,069
Intangible assets with indefinite lives
In process research and development	Indefinite	-	-	-	-
Trademarks and trade names	Indefinite	10,303	-	(1,235)	9,068
Total Intangible assets with indefinite lives		10,303	-	(1,235)	9,068
Total intangible assets		$261,050	$(172,537)	$(9,376)	$79,137

December 31, 2021
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,040	$(15,242)	$(97)	$701
Developed product technology	2-10 years	166,819	(100,248)	(5,736)	60,835
Customer relationships	7-12 years	62,093	(38,760)	(1,688)	21,645
Software license and other	3-4 years	2,743	(2,677)	(61)	5
Total amortized intangible assets		247,695	(156,927)	(7,582)	83,186
Intangible assets with indefinite lives
In process research and development	Indefinite	2,061	-	-	2,061
Trademarks and trade names	Indefinite	10,303	-	(1,000)	9,303
Total Intangible assets with indefinite lives		12,364	-	(1,000)	11,364
Total intangible assets		$260,059	$(156,927)	$(8,582)	$94,550

Amortization expense related to intangible assets subject to amortization was $15.6 million, $16.2 million and $16.3 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively. In process research and development is transferred to amortized intangible assets at the time the product becomes viable.

The weighted amortization period for intangible assets subject to amortization is 9.9 years. The schedule below sets future amortization expense of our currently owned intangible assets:

2023	$15,201
2024	14,901
2025	13,907
2026	12,358
2027	11,351
2028 and thereafter	2,351
Total	$70,069

Note 7 – Goodwill

Changes in goodwill for the twelve months ended December 31, were as follows:

Balance at December 31, 2020	$158,331
Acquisitions	(9,152)
Foreign currency translation adjustment	711
Balance at December 31, 2021	149,890
Acquisitions	1,818
Foreign currency translation adjustment	(6,951)
Balance at December 31, 2022	$144,757

Note 8 – Bank Credit Agreements and Other Short-term and Long-term Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $172.8 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2022, was approximately $136.0 million, net of $36.3 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a term loan with a current balance of zero and a $200.0 million revolving senior credit facility with zero drawn as of December 31, 2022. In addition to our U.S. Credit Agreement, our 51% owned subsidiary, ERIS, had long-term debt of $25.8 million, at December 31, 2022, from local Taiwan banks. The outstanding ERIS debt matures in various periods from 2024 through 2033.

Diodes Hong Kong Limited, a company incorporated under the laws of Hong Kong and a subsidiary of the Company, entered into a Facility Agreement (the “Facility”) with The Hongkong and Shanghai Banking Corporation Limited and the other parties identified therein pursuant to which Diodes Hong Kong Limited obtained from the lenders a US Dollar revolving loan facility in an aggregate amount equal to $105.0 million. Diodes Hong Kong Limited used a portion of the proceeds from the Facility (i) to refinance certain existing indebtedness and (ii) to finance working capital requirements and its general corporate purposes.

Borrowings outstanding as of December 31, 2022 and December 31, 2021, are set forth in the table below:

	December 31,
Description	2022	2021	Interest Rate	Current Amount Maturity
Short-term debt	$36,280	$18,068	Various indices plus margin	Various during 2023

Long-term debt
Notes payable to Bank of Taiwan	2,063	$2,492	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to CTBC Bank	13,840	16,168	TAIBOR 3M plus 0.5%	May 2024
Notes payable to CTBC Bank	3,256	3,614	TAIBOR 3M plus 0.5%	December 2024
Notes payable to E Sun Bank	3,256	3,614	1-M deposit rate floating plus 0.08%	December 2024
Notes payable to E Sun Bank	276	371	1-M deposit rate floating plus 0.08%	June 2027
Notes payable to E Sun Bank	1,516	1,771	1-M deposit rate floating plus 0.08%	June 2030
Notes payable to Bank of Taiwan	1,628	1,807	2-year deposit rate floating plus 0.082%	September 2024
Notes payable to HSBC	105,000	100,000	1M SOFR+Margin	January 2025
Notes payable to HSBC	18,558	-	1M Libor+Margin	January 2025
Notes Payable to E Sun Bank	166	-	2-yr deposit rate plus annual rate floating	"September 2023
Notes Payable to Taishin International Bank	43	-	Annual rate plus cost of capital	April-23
Notes Payable to Taishin International Bank	11	-	Fixed annual rate	April-23
Notes Payable to Taishin International Bank	217	-	Fixed annual rate	April-24
Notes payable to Chang Hwa Bank	518	-	2-yr deposit rate floating plus 1.405% - 1.655%	June-July 2026
Term loan and revolver	-	155,122	Libor plus margin	January 2023
Total long-term debt	150,348	284,959
Less: Current portion of long-term debt	(1,693)	(17,381)
Less: Unamortized debt-issuance costs	(1,185)	(2,004)
Total long-term debt, net of current portion	$147,470	$265,574

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2022:

2023	$1,693
2024	21,892
2025	124,150
2026	530
2027	431
2029 and thereafter	1,652
Total long-term debt	$150,348

Note 9 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The table below sets forth the components of lease expense for the twelve months ended December 31:

	2022	2021	2020
Operating lease expense	$13,275	$16,533	$15,111
Finance lease expense:
Amortization of assets	17	221	836
Interest on lease liabilities	1	1	14
Short-term lease expense	975	954	525
Variable lease expense	3,561	4,853	2,940
Total lease expense	$17,829	$22,562	$19,426

The table below sets forth supplemental balance sheet information related to leases as of December 31:

	2022	2021
Operating leases:
Operating lease ROU assets	$43,907	$49,703

Current operating lease liabilities	7,390	11,199
Noncurrent operating lease liabilities	20,765	22,291
Total operating lease liabilities	$28,155	$33,490

Finance leases:
Finance lease ROU assets	$2,618	$2,561
Accumulated amortization	(2,542)	(2,524)
Finance lease ROU assets, net	$76	$37

Current finance lease liabilities	$30	$15
Non-current finance lease liabilities	46	23
Total finance lease liabilities	$76	$38

Weighted average remaining lease term (in years):
Operating leases	8.2	6.9
Finance leases	2.6	2.3

Weighted average discount rate:
Operating leases	4.2%	4.0%
Finance leases	3.6%	3.7%

The table below sets forth supplemental cash flow and other information related to leases for the twelve months ended December 31:

	2022	2021	2020
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$17,788	$24,040	$15,943
Operating cash outflows from finance leases	1	1	19
Financing cash outflow from finance leases	69	291	919

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	8,384	13,038	6,339

The table below sets forth information about lease liability maturities:

	December 31,
	Operating Leases	Finance Leases
2023	$8,371	$32
2024	5,613	28
2025	4,961	18
2026	3,546	1
2027	1,291	-
2028	1,125	-
2029 and thereafter	9,373	-
Total lease payments	34,280	79
Less: imputed interest	(6,125)	(3)
Total lease obligations	28,155	76
Less: current obligations	(7,390)	(30)
Long-term lease obligations	$20,765	$46

Note 10 – Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities and other current liabilities at December 31 were:

	2022	2021
Accrued expenses	$66,192	$55,480
Compensation and payroll taxes	82,349	73,124
Equipment purchases	30,486	24,257
Operating lease	7,390	11,199
Finance lease	30	15
Accrued pricing adjustments	18,777	11,401
Accrued professional services	2,825	3,189
Tax payable - non-income tax related	3,034	2,273
Other	3,350	3,711
	$214,433	$184,649

Other long-term liabilities at December 31 were:

	2022	2021
Accrued defined benefit plan	$12,134	$19,606
Unrecognized tax benefits	31,594	29,652
Operating lease	20,765	22,291
Finance lease	46	23
Deferred grants and subsidy	9,967	14,139
Deferred compensation	16,009	20,079
Tax contingencies	8,787	8,787
Other	13,188	8,356
	$112,490	$122,933

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

Note 12 – Income Taxes

The table below sets forth our income before taxes for the twelve months ended December 31:

Income before income taxes	2022	2021	2020
U.S.	$221,288	$122,127	$45,526
Foreign	174,652	192,968	74,815
Total	$395,940	$315,095	$120,341

The table below sets forth the components of our income tax provision (benefit) for the twelve months ended December 31:

	2022	2021	2020
Current tax provision
Federal	$46,368	$15,691	$631
Foreign	37,598	25,489	17,115
State	56	(17)	56
	84,022	41,163	17,802
Deferred tax provision (benefit)
Federal	(6,486)	(1,116)	6,411
Foreign	(25,537)	31,222	(6,210)
State	(8)	-	65
	(32,031)	30,106	266

Liability for unrecognized tax benefits	4,694	7,538	3,044
Total income tax provision	$56,685	$78,807	$21,112

Effective Tax Rate Reconciliation

The table below sets forth a reconciliation between the effective tax rate and the statutory tax rates for the twelve months ended December 31:

	2022		2021		2020
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings*	Amount	earnings*	Amount	earnings*
Federal tax	$83,147	21.0	$66,170	21.0	$25,272	21.0
State income taxes, net of federal tax provision	33	-	(474)	(0.2)	(378)	(0.3)
Foreign income taxed at different tax rates	(6,527)	(1.6)	(2,018)	(0.6)	81	0.1
U.S. tax impact of foreign operations	(7,369)	(1.9)	(17,375)	(5.5)	(3,031)	(2.5)
Foreign withholding taxes	(12,441)	(3.1)	33,175	10.5	(1,798)	(1.5)
Research and development	(5,865)	(1.5)	(6,310)	(2.0)	(4,210)	(3.5)
Liability for unrecognized tax benefits	4,694	1.2	7,538	2.4	3,044	2.5
Valuation allowance	(1,986)	(0.5)	(1,068)	(0.3)	2,199	1.8
Employee stock-based compensation	1,784	0.4	(812)	(0.3)	(660)	(0.5)
Other	1,215	0.3	(19)	-	593	0.5
Income tax provision	$56,685	14.3	$78,807	25.0	$21,112	17.5

* The sum of the amounts in the table may not equal to the effective tax rate due to rounding.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2022	2021	2020
Balance at January 1,	$43,378	$42,466	$35,652
Additions based on tax positions related to the current year	10,022	9,244	7,495
Additions for prior year tax positions	75	138	4,952
Reductions for prior year tax positions	(5,403)	(8,470)	(5,633)
Balance at December 31,	$48,072	$43,378	$42,466

If the $48.1 million of unrecognized tax benefits as of December 31, 2022, is recognized, approximately $46.1 million would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012 or the tax years 2015 and 2018. We are no longer subject to China income tax examinations by tax authorities for tax years before 2012. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2022, 2021 and 2020.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31:

	2022	2021
Deferred tax assets
Inventory cost	$30,322	$21,692
Accrued expenses and accounts receivable	6,931	5,966
Research and development tax credits	9,613	9,613
Net operating loss carryforwards	52,599	42,068
Lease obligations	3,845	2,050
Accrued pension	2,500	3,878
Share based compensation and others	20,088	14,809
	125,898	100,076
Valuation allowances	(42,405)	(45,232)
Total deferred tax assets, non-current	83,493	54,844
Deferred tax liabilities
Plant, equipment and intangible assets	(6,595)	(1,330)
Right of use assets	(3,883)	(1,975)
Outside basis differences and others	(36,114)	(50,773)
Total deferred tax liabilities, non-current	(46,592)	(54,078)
Net deferred tax assets	$36,901	$766

ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The $22.4 million net deferred tax asset presented in the balance sheet as of December 31, 2022, is net of $14.5 million of unrecognized tax benefits. The $36.9 million and $0.8 million net deferred tax asset presented above for December 31, 2022 and 2021, respectively, is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2022, we had no federal research credit carryforward and approximately $10.0 million of state tax credit and research credit carryforwards, which are available to offset future income tax liabilities. The state tax credit carryforwards will begin to expire in 2022. Consistent with prior years, we determined that it is more likely than not that our state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $9.0 million as of December 31, 2022 and 2021.

At December 31, 2022, we had state net operating loss (“NOL”) carryforwards of approximately $1.2 million, and foreign NOL carryforwards of $229.7 million which are available to offset future taxable income. The state NOL carryforward began to expire in 2022. We determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will begin to expire in 2021. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized. The valuation allowances recorded against the related deferred tax assets totaled $33.8 million and $36.0 million as of December 31, 2022 and 2021, respectively.

On August 9, 2022, the U.S. CHIPS and Science Act (“CHIPS Act”) was enacted. The CHIPS Act includes a 25% investment tax credit for certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property which is placed in service after December 31, 2022. The Company concluded the CHIPS Act did not have an impact the Company's financial statements.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted. The IRA includes a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. Applicable corporations would be eligible to claim a credit for the minimum tax paid against regular tax in future years. The IRA also includes a 1% excise tax on stock repurchases occurring after December 31, 2022. The Company is evaluating the impact of the IRA on its financial statements.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. As of December 31, 2022, we had undistributed earnings from non-U.S. operations of approximately $1.0 billion (including approximately $147.7 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $476.4 million of this total. Additional Chinese withholding taxes of approximately $49 million would be required should the $476.4 million of such earnings be distributed out of China as dividends.
The impact of tax holidays decreased our tax expense by approximately $0.2 million, ($0.2) million and $0.9 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively. The benefit of the tax holidays on basic and diluted earnings per share was $0.00, $0.00 and $0.02 for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

Note 13 – Employee Benefit Plans

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

The table below sets forth net periodic benefit costs of the plan for the twelve months ended December 31:

	Defined Benefit Plan
	2022	2021
Components of net periodic benefit cost:
Service cost	$245	$275
Interest cost	2,834	2,269
Recognized actuarial gain	2,211	2,959
Expected return on plan assets	(7,405)	(7,266)
Prior service cost	64	72
Net periodic benefit cost	$(2,051)	$(1,691)

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2022	2021
Change in benefit obligation:
Beginning balance	$166,764	$175,292
Service cost	245	275
Interest cost	2,834	2,269
Actuarial gain	(48,234)	(4,893)
Benefits paid	(4,710)	(4,451)
Settlements	(1,052)	-
Currency changes	(17,050)	(1,728)
Benefit obligation at December 31	$98,797	$166,764

Change in plan assets:
Beginning balance - fair value	$155,029	$147,861
Employer contribution	2,697	3,027
Actual return on plan assets	(44,637)	10,314
Benefits paid	(4,710)	(4,451)
Settlements	(1,230)	-
Currency changes	(15,842)	(1,722)
Fair value of plan assets at December 31	$91,307	$155,029
Underfunded status at December 31	$(7,490)	$(11,735)

Based on an actuarial study performed as of December 31, 2022, the plan was underfunded by approximately $7.5 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $41.1 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2022, the plan’s accumulated other comprehensive income increased by approximately $1.7 million. The variance between the actual and expected return on plan assets during the period increased the accumulated other comprehensive income by $52.4 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets. Therefore, the excess amount will be amortized over the average term to retirement of plan participants, not yet in receipt of pension, which as of December 31, 2022, was approximately 7.5 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2022	2021
Discount rate	4.7%	1.9%
Expected long-term return on plan assets	6.1%	5.3%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2022	2021
Discount rate	4.7%	1.9%

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

The table below sets forth the plan asset allocations of the assets in the plan and expected long-term return by asset category:

Asset category	Expected long-term return	Asset allocation
Growth assets	7.0%	67%
Hedging assets	4.1%	30%
Cash	3.5%	3%

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

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2022:

2023	$5,225
2024	4,812
2025	5,116
2026	5,130
2027	5,299
2028-2032	28,338

The trustees are required to review the funding position every three years. An actuarial valuation was performed as of March 31, 2022, resulting in a deficit of approximately GBP 20 million (approximately $26 million based on a GBP: USD exchange rate of 1:1.3). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3 ) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the first payment made by December 31, 2023 through December 31, 2028. A final payment of GBP 1.5 million (approximately $1.95 million based on a GBP: USD rate of 1:1.3) will be made by 31st December 2029. These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2029.

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

The following table summarizes the major categories of the plan assets:

	December 31, 2021
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$18,483	$-	$-	$18,483
Equity securities:
U.K.	-	665	-	665
Overseas equities	-	13,761	-	13,761
Emerging markets	-	3,651	-	3,651
Fixed income securities:
Government bonds	-	5,841	-	5,841
Non-government bonds	-	4,773	-	4,773
Other types of investments
Hedge funds	-	10,636	-	10,636
Liability-driven investments	-	26,993	-	26,993
Commodities	-	1,236	-	1,236
Other	-	5,268	-	5,268
Total	$18,483	$72,824	$-	$91,307

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

We also have pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are immaterial and therefore, not included in the amounts or assumptions above. As of December 31, 2022 and 2021, the Company has recorded a net liability of $3.2 million and $6.3 million, respectively, related to these defined benefit plans in Asia.

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

As stipulated by the regulations of China, we maintain a retirement plan pursuant to the local municipal government for the employees in China. We are required to make contributions to the retirement plan at a rate between 10% and 22

% of the employee’s eligible payroll. Pursuant to the Taiwan Labor Standard Law and Factory Law, we maintain a retirement plan for the employees in Taiwan, whereby we make contributions at a rate of 6% of the employee’s eligible payroll.

For the twelve months ended December 31, 2022, 2021 and 2020, total amounts expensed under these plans were approximately $21.5 million, $21.7 million and $10.2 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At December 31, 2022 and December 31, 2021, these investments totaled approximately $12.1 million and $15.5 million, respectively.

Note 14 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31:

	2022	2021	2020
Cost of goods sold	$1,630	$1,321	$1,064
Selling, general and administrative expense	30,295	28,188	21,013
Research and development expense	4,362	3,696	3,183
Total share-based compensation expense	$36,287	$33,205	$25,260

The table below sets forth share-based compensation expense by type for the twelve months ended December 31:

	2022	2021	2020
Stock options	$36	$73	$-
Share grants	36,251	33,132	25,260
Total share-based compensation expense	$36,287	$33,205	$25,260

In May 2022, our stockholders approved our 2022 Equity Incentive Plan (“2022 Plan”). Since the approval of the 2022 Plan, all share-based compensation awards were granted under the 2022 Plan, and we will not grant any further stock options under any previous plans. Stock options under the 2022 Plan generally vest in equal annual installments over a four-year period and expire eight years after the grant date. The number of shares authorized to be awarded under the 2022 Plan is 7 million shares.

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

The table below sets forth a summary of our non-vested share grants in 2022, 2021 and 2020:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value
Nonvested at December 31, 2019	1,697	31.71
Granted	573	48.83
Vested	(770)	27.78
Forfeited and other	88	38.31
Nonvested at December 31, 2020	1,588	39.30
Granted	598	79.26
Vested	(750)	33.39
Forfeited and other	(34)	52.27
Nonvested at December 31, 2021	1,402	54.94
Granted	535	69.87
Vested	(614)	45.96	$46,633
Forfeited and other	(55)	61.87
Nonvested at December 31, 2022	1,269	65.29	$96,634

The total unrecognized share-based compensation expense as of December 31, 2022, was approximately $62.6 million, relating to share grants, which was expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Options – Share-based compensation expense for stock options granted in previous years was calculated on the date of grant using the Black-Scholes-Merton option-pricing model. All stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees. We acquired a controlling interest in Savitech in 2020.

Total cash received from option exercises was approximately $0.1 million, $4.3 million and $6.8 million during 2022, 2021 and 2020, respectively.

At December 31, 2022, there was no unrecognized compensation expense related to unvested options.

The table below sets forth a summary of activity in our stock option plan:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2020	192	23.32		$9,059
Exercised	(187)	23.19		$10,631
Outstanding and exercisable at December 31, 2021	5	27.92	0.4	$409
Exercised	(5)	27.92	0.4	$409
Outstanding and exercisable at December 31, 2022	-

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

Warren Chen, a member of the Company's board of directors serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process and consider our relationships Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton. We have an agreement to purchase approximately $35.3 million of wafers from Nuvoton that ends in the fourth quarter of 2025.

JCP is an FCP manufacturing company from which we purchase material and in which we have made an equity investment. We account for using the equity method of accounting.

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties. The tables below set forth the net sales, purchases and expenses, for the twelve months ended December 31:

	2022	2021	2020
Keylink
Net sales	$19,998	$19,689	$19,757
Purchases	$1,949	$2,015	$1,538
Plating, rental and consulting expense	$18,176	$17,922	$14,647
Nuvoton
Net sales	$149	$65	$10
Purchases	$15,068	$9,764	$8,418
JCP
Purchases	$581	$1,240	$1,095
LSC, its subsidiaries and affiliates
Net sales	$-	$-	$518
Purchases	$-	$-	$12,062

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2022	2021
Keylink
Accounts receivable	$40,510	$39,530
Accounts payable	$33,733	$36,090
Nuvoton
Accounts receivable	$30	$-
Accounts payable	$2,859	$2,014
JCP
Accounts payable	$133	$235

Prior to November 30, 2020, LSC was our largest stockholder and a related party. We acquired LSC on November 30, 2020 so they were no longer a related party in 2022 or 2021.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Note 16 – Segment Information, Revenue and Enterprise-Wide Disclosures

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. During the twelve months ended December 31, 2022 one customer, a broad-based distributor serving thousands of customers, accounted for 10% or more or our net sales. During the twelve months ended December 31, 2021 and 2020 no customer accounting for 10% or more of our net sales. No customer accounted for 10% or greater of our outstanding accounts receivable at December 31, 2022 or 2021.

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

2022	Asia	Americas	Europe	Consolidated
Total sales	$1,891,855	$1,361,223	$358,930	$3,612,008
Inter-company sales	(769,630)	(722,872)	(118,926)	(1,611,428)
Net sales	$1,122,225	$638,351	$240,004	$2,000,580

Property, plant and equipment	$529,365	$95,584	$111,781	$736,730
Assets	$1,599,805	$440,014	$248,493	$2,288,312

2021	Asia	Americas	Europe	Consolidated
Total sales	$1,939,540	$1,108,460	$278,126	$3,326,126
Inter-company sales	(730,058)	(678,662)	(112,244)	(1,520,964)
Net sales	$1,209,482	$429,798	$165,882	$1,805,162

Property, plant and equipment	$456,109	$22,943	$103,026	$582,079
Assets	$1,547,518	$415,133	$231,844	$2,194,495

2020	Asia	Americas	Europe	Consolidated
Total sales	$1,399,517	$807,405	$222,227	$2,429,149
Inter-company sales	(565,723)	(531,385)	(102,826)	(1,199,934)
Net sales	$833,794	$276,020	$119,401	$1,229,215

Property, plant and equipment	$421,185	$24,726	$84,904	$530,815
Assets	$1,522,835	$229,610	$227,012	$1,979,457

Disaggregation of Revenue. We disaggregate net sales from contracts with customers into direct sales and distribution sales (“Distributors”) and by geographic area. Direct sales customers consist of those customers using our product in their manufacturing process, and Distributors are those customers who resell our products to third parties. We deliver our products to customers around the world for use in industrial, automotive, computing, communications and consumer applications. Further, most of our contracts are fixed-price arrangements, and are short term in nature, ranging from days to several months.

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2022, 2021 and 2020:

Net Sales by Region	2022	2021	2020
Asia	$1,480,191	$1,439,545	$961,376
Europe	283,900	220,772	171,985
Americas	236,489	144,845	95,854
Total net sales	$2,000,580	$1,805,162	$1,229,215

Net Sales by Type	2022	2021	2020
Direct sales	$590,173	$607,645	$419,024
Distributor sales	1,410,407	1,197,517	810,191
Total net sales	$2,000,580	$1,805,162	$1,229,215

Net sales from products shipped to China for the twelve months ended December 31, 2022, 2021 and 2020, was $941.3 million $938.1 million and $649.9 million, respectively. While net sales in total have continued to grow in all geographic locations presented, net sales in Asia, as a percentage of total net sales has declined due to the result of lockdowns related to the zero-COVID policy, which we believe has impacted end-demand in China.

Note 17 – Commitments and Contingencies

Lease commitments – We lease offices, manufacturing plants, equipment, vehicles and warehouses under various lease agreements expiring through 2048. For information related to our lease commitments see Note 9.

In addition, we have the following land right leases. None of the leases requires a rental payment.

	Term (years)	Expiration Date
Chengdu, China	50	2061
Shanghai, China*	50	2056
Shanghai, China*	50	2058
Shandong, China	50	2058
Yangzhou, China	50	2065

*Separate leases by separate Diodes’ subsidiaries

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $85.6 million at December 31, 2022. As of December 31, 2022, we also had a commitment to purchase approximately $147.7 million of wafers to be used in our manufacturing process. These wafer purchases will occur from 2023 to 2025.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. We use foreign currency forward agreements to manage this exposure. At December 31, 2022 and December 31, 2021, we had $183.1 million and $195.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification ("ASC") No. 815.

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

The table below sets forth the number of instruments and the notional amounts of the Company's cross currency swaps at December 31, 2022 and December 31, 2021:

	Number of Instruments		Notional Amount
	2022	2021	2022	2021
Cross currency swaps	2	2	160,000	160,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021:

	Fair Value
	Other Current Assets		Other Assets		Other Liabilities
	2022	2021	2022	2021	2022	2021
Currency swaps	$-	$-	$1,427	$-	$6,314	$1,330

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the twelve months ended December 31 2022, 2021 and 2020:

Derivative Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Designated as	December 31,			Accumulated	December 31,			Effectiveness	December 31,
Hedging Instruments	2022	2021	2020	Income	2022	2021	2020	Testing)	2022	2021	2020
Interest rate swaps and collars	$-	$(13)	$(1,581)	Interest expense	$-	$(555)	$(445)	N/A	$-	$-	$-
Cross currency swaps	5,383	989	(2,305)	N/A	-	-	-	Interest income	2,308	2,469	-

We estimate that none of the net derivative losses included in accumulated other comprehensive income (“AOCI”) as of December 31, 2022, will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2022. As of December 31, 2022 and 2021, the Company had not posted any collateral related to these agreements.

Note 19 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. During the twelve months ended December 31, 2022 the Company recognized $3.9 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other income, in the condensed consolidated statement of operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes.

Note 20 – Acquisitions and Divestitures

Wafer Fabrication Plant in South Portland, Maine

On June 3, 2022, the Company completed the acquisition of onsemi's wafer fabrication facility and operations located in South Portland, Maine ("SPFAB"). SPFAB was purchased to provide additional 200mm wafer fabrication capacity for analog products to accelerate the Company's growth initiatives in the automotive and industrial end markets. This US-based facility, together with the Company's existing wafer fabrication facilities in Asia and Europe, will further enhance the Company's global manufacturing operations. The Company recorded the purchase of SPFAB as a business combination. Total consideration paid by the Company was $80.4 million and was funded by existing cash and advances under the revolving portion of our U.S. Credit Agreement. The SPFAB facility and assets were wholly acquired, and there is no remaining minority interest. The goodwill is assigned to the standard semiconductor products segment and will not be tax deductible. The Company also incurred acquisition costs of approximately $0.5 million that were recognized in selling, general and administrative expense. The table below sets forth the fair value of the assets and liabilities recorded in the SPFAB acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet. Due to a lack of data we are unable to provide historical financial pro forma data.

Assets
Spare parts and inventories	$1,257
Prepaid expenses	257
Property, plant and equipment	77,825
Goodwill	1,069
Total assets purchased	$80,408

Privately Held Wafer Design Company

During July 2021, the Company acquired an interest in an early stage privately held fabless wafer design company by purchasing $10.0 million of preferred stock and a $5.0 million convertible promissory note. As the investment in preferred stock does not have a readily determinable fair value, it will be measured at cost less impairment, and adjusted to fair value if there are any observable price changes for an identical or similar investment of the same issuer. The carrying value of the investment at December 31, 2022 was $10.0 million with no observable price changes occurring during the period. The promissory note is convertible into additional preferred stock, has an interest rate of 3% and is due in July 2026.

Manufacturing Subsidiary Located in China

In December 2021, the Company closed a transaction to sell a manufacturing subsidiary in China for total consideration of approximately $41.5 million, which included a combination of cash and equity. The cash consideration consists of $15.2 million of agreed upon cash and a $23.3 million working capital adjustment while the equity is valued at $3.1 million, which increases the Company’s investment in the buyer to approximately 10%. The Company and the purchaser of the manufacturing facility have entered into an ongoing agreement in which the purchaser will continue to provide wafer -foundry services, on a preferential basis to the Company.

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

Other Investment

In August 2021, the Company entered into an agreement to make an investment in Taiwan. The Company's investment is $5.4 million for 60% ownership of a company and is being consolidated into our consolidated financial statements. The purpose of the investment is to engage in the development of power modules for the automotive markets. The investment received Taiwan government approval in October 2021, and the Company made the $5.4 million payment in October 2021.

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

Total consideration paid	$453.4
Less: Settlement of pre-existing relationships
Reacquisition of Diodes stock owned by LSC	(296.8)
Net accounts receivable on LSC books owed by Diodes	(2.6)
Total amount of pre-existing relationship settled	(299.4)
Remaining consideration	$154.0

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

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition and consolidation of LSC had occurred on January 1, 2020:

Twelve Months Ended
December 31, 2020
Net revenues	$1,421,494
Net income	$95,908
Net income attributable to common stockholders	$96,517
Earnings per share - basic	$2.23
Earnings per share - diluted	$2.18

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
Note 21 – Subsequent Event

Privately Held Wafer Design Company

As described in Note 20 above, the Company previously acquired an interest in an early stage privately held fabless wafer design company. In February 2023, the Company entered into a term sheet under which the Company may invest an additional $17.9 million, comprised of $13.9 million of preferred stock and $4.0 million as a convertible promissory note. The $17.9 million of additional investment is subject to standard closing conditions.

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1

3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 12, 2020	4.2

10.1*	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement dated April 1, 2013, between the Company and Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement, dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.6*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.7*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.8*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective June 1, 2013	10-K	February 27, 2017	10.10

10.9	Diodes Incorporated 2013 Equity Incentive Plan, as amended and restated on May 3, 2017	S-8	August 17, 2017	99.1

10.10*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.11*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.11.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.11.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

10.12*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.13*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.14*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.15*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.16*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.17*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.18	Diodes Incorporated 2022 Equity Incentive Plan	S-8	May 26, 2022	99.1

10.18.1	Diodes Incorporated 2022 Equity Incentive Plan – Form of Stock Unit Agreement	S-8	May 26, 2022	99.2

10.19	Lease Agreement dated as of September 30, 2003, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment, LTD.	10-Q	August 9, 2004	10.52

10.19.1	Supplementary to the Lease Agreement between Shanghai Kaihong Electronic Co. Ltd., and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.20	Lease Agreement dated as of June 28, 2004, between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.20.1	Supplementary Agreement dated December 31, 2007, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.21	Wafer Purchase Agreement dated January 10, 2006, between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.22	Supplementary to the Lease Agreement dated September 5, 2004, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.23	Supplementary to the Lease Agreement dated June 28, 2004, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.24	Agreement on Application, Construction and Transfer of Power Facilities dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd.	10-Q	May 10, 2006	10.16

10.25	Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.26	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007,	10-K	February 29, 2008	10.54

	between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.

10.27	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.28	Distributorship Agreement dated November 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.29	Lease Facility Safety Management Agreement dated December 31, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.30	Consulting Agreement dated January 1, 2009, between the Company and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.31	Power Facility Construction Agreement dated October 29, 2009, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.31.1	Third Floor of the Accommodation Building Lease Agreement dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.32	Second Floor of the Accommodation Building Lease Agreement dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.33	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.34	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.35	Power Facility Expansion Construction Contract dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.113

10.36	First Floor of the Accommodation Building Agreement dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong	10-Q	November 9, 2011	10.1

	Technology) and Shanghai Ding Hong Electronic Company, Ltd.

10.37	Third Floor of the Dormitory Building Lease Agreement dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.38	Supplement Agreement to the Power Facility Construction Application Agreement dated March 21, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	August 9, 2011	10.1

10.39	Plating Process Agreement dated December 31, 2007, among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.40	Second Supplementary Agreement dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.41	Supplement Agreement to Lease Agreement dated September 2013, between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.42	Amendment to Dinghong Building Lease Agreements between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.2

10.43	Termination Agreement to Dinghong Male Dorm Building Lease Agreement between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.4

10.44	Termination Agreement to Dinghong Female Dorm Building Lease Agreement between Shanghai Kaihong Electronic Technology Co. Limited and Shanghai Dinghong Electronic Co. Ltd.	10-Q	November 6, 2018	10.5

10.45	Power Account Transfer Agreement between Shanghai Kaihong Technology Company Limited and Shanghai YuanHao Co.	10-Q	November 6, 2018	10.6

10.46	Procurement Agreement dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.47	Amended Consulting Agreement dated as of January 1, 2015, between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.48	Chemical Warehouse Lease Agreement dated November 1, 2014, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.49	Chemical Warehouse Lease Agreement dated September 22, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.1

10.50	Amendment to Yuanhao Building Lease Agreements between Shanghai Kaihong Technology Company Limited and Shanghai Yuanhao Electronic Co. Ltd	10-Q	November 6, 2018	10.3

10.51	Property Lease Safety Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

10.52	Diodes Zetex Pension Scheme Recovery Plan dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.78

10.53	Diodes Zetex Pension Scheme Schedule of Contributions dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.79

10.54	Framework Agreement dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-K	February 27, 2017	10.80

10.55	Guarantee dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.5

10.56	Diodes Zetex Pension Scheme Information Protocol dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.57	Legal Charge dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.7

10.58	Amended and Restated Credit Agreement dated October 26, 2016, among the Company, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.59.1	Amendment No. 1 and Limited Waiver dated February 13, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	8-K	February 14, 2017	10.1

10.59.2	Amendment No. 2 dated August 24, 2017, among the parties to the Amended and Restated	10-K	February 20, 2018	10.80.2

	Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)

10.60	Consent to Credit Agreement	10-Q	November 6, 2018	10.1

10.61	Consent and Amendment No. 3 to Amended and Restated Credit Agreement dated December 27, 2018, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 87 above)	10-K	February 21, 2019	10.89

10.62*	Transition agreement between Diodes Incorporated and Richard White	8-K	March 6, 2019	10.1

10.63*	Amended Transition Agreement between Diodes Incorporated and Richard White	8-K/A	April 1, 2019	10.1

10.64	Consent to Credit Agreement	10-Q	May 7, 2019	10.1

10.65	Consent to Credit Agreement	10-Q	August 5, 2019	10.1

10.66	Share Swap Agreement between Diodes Incorporated and Lite-On Semiconductor Corp. dated as of August 8, 2019	8-K	August 9, 2019	2.1

10.67	First Amendment to Second Amended and Restated Credit Agreement dated as of September 21, 2020	10-K	February 22, 2021	10.95

10.68	Consent Agreement with Respect to Second Amended and Restated Credit Agreement and Foreign Security Agreements dated as of November 2, 2020	10-K	February 22, 2021	10.96

10.69	Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of November 17, 2020. Portions of this Exhibit have been omitted	10-K	February 22, 2021	10.97

10.70	Facility Agreement, dated January 22, 2021, by and among Diodes Hong Kong Limited, The Hongkong and Shanghai Banking Corporation Limited, as Arranger, the financial institutions listed in Schedule 1 thereto, The Hongkong and Shanghai Banking Corporation Limited, as Agent, and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent. Portions of this Exhibit have been omitted.	8-K	January 26, 2021	10.1

10.71	Hong Kong Debenture, dated January 22, 2021, by and between Diodes Hong Kong Limited and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent.	8-K	January 26, 2021	10.2

10.72	Letter, dated January 22, 2021, from Diodes Incorporated to The Hongkong and Shanghai Banking Corporation.	8-K	January 26, 2021	10.3

10.73	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 4, 2021, by and among Diodes Incorporated, Diodes Holdings UK Limited, certain subsidiaries of Diodes Incorporated identified therein, the Lenders identified therein, and Bank of America, N.A.	10-Q	May 6, 2021	10.4

10.74	Amendment No. 4 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	10-K	February 18, 2022	10.79

10.75	Amendment No. 5 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	10-K	February 18, 2022	10.80

10.76	Amendment No. 6 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	8-K	January 4, 2022	10.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X

104	Cover Page Interactive Data File, formatted in Inline XBRL				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 10, 2023
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brett R. Whitmire	February 10, 2023
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2023.

/s/ Keh-Shew Lu
KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brett R. Whitmire
BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)

/s/ Keh-Shew Lu	/s/ Michael R. Giordano
KEH-SHEW LU	MICHAEL R. GIORDANO
Chairman of the Board of Directors	Director

/s/ Michael K. C. Tsai	/s/ Peter M. Menard
MICHAEL K. C. TSAI	PETER M. MENARD
Lead Director	Director

/s/ Angie Chen Button	/s/ Christina Wen-Chi Sung
ANGIE CHEN BUTTON	CHRISTINA WEN-CHI SUNG
Director	Director

/s/ Warren Chen
WARREN CHEN
Director