Form 10-Q
period 2023-03-31
DIODES INC /DEL/
filed 2023-05-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s Common Stock outstanding as of May 4, 2023 was 45,720,245.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$323,146	$336,732
Restricted cash	2,761	4,367
Short-term investments	8,768	7,059
Accounts receivable, net of allowances of $5,861 and $5,852 at March 31, 2023 and December 31, 2022, respectively	369,054	369,233
Inventories	341,941	360,281
Prepaid expenses and other	76,101	83,999
Total current assets	1,121,771	1,161,671
Property, plant and equipment, net	755,707	736,730
Deferred income tax	36,185	35,308
Goodwill	145,937	144,757
Intangible assets, net	75,398	79,137
Other long-term assets	150,563	130,709
Total assets	$2,285,561	$2,288,312

Liabilities
Current liabilities:
Lines of credit	$34,651	$36,280
Accounts payable	143,694	160,442
Accrued liabilities and other	176,952	214,433
Income tax payable	33,876	19,682
Current portion of long-term debt	1,173	1,693
Total current liabilities	390,346	432,530
Long-term debt, net of current portion	89,636	147,470
Deferred tax liabilities	13,012	12,903
Other long-term liabilities	126,894	112,490
Total liabilities	619,888	705,393

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,706,798 shares and 45,469,722 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	36,661	36,503
Additional paid-in capital	494,598	494,773
Retained earnings	1,519,242	1,448,092
Treasury stock, at cost, 9,281,581 shares at March 31, 2023 and 9,281,581 shares at December 31, 2022	(337,490)	(337,490)
Accumulated other comprehensive loss	(117,546)	(128,233)
Total stockholders' equity	1,595,465	1,513,645
Noncontrolling interest	70,208	69,274
Total equity	1,665,673	1,582,919
Total liabilities and stockholders' equity	$2,285,561	$2,288,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$467,241	$482,123
Cost of goods sold	272,787	285,426
Gross profit	194,454	196,697

Operating expenses
Selling, general and administrative	70,991	71,443
Research and development	33,232	28,677
Amortization of acquisition related intangible assets	3,852	3,862
Other operating expense (income)	(48)	(343)
Total operating expense	108,027	103,639

Income from operations	86,427	93,058

Other income (expense)
Interest income	1,772	826
Interest expense	(2,132)	(1,114)
Foreign currency (loss) gain, net	(1,893)	1,721
Unrealized gain (loss) on investments	3,889	(5,548)
Other income	530	1,876
Total other income (expense)	2,166	(2,239)

Income before income taxes and noncontrolling interest	88,593	90,819
Income tax provision	16,616	16,646
Net income	71,977	74,173
Less net income attributable to noncontrolling interest	(827)	(1,482)
Net income attributable to common stockholders	$71,150	$72,691

Earnings per share attributable to common stockholders:
Basic	$1.56	$1.61
Diluted	$1.54	$1.59
Number of shares used in earnings per share computation:
Basic	45,600	45,104
Diluted	46,161	45,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$71,977	$74,173
Unrealized gain (loss) on defined benefit plan, net of tax	2,706	(1,533)
Unrealized (loss) gain on derivative instruments, net of tax	(3,342)	2,831
Unrealized foreign currency gain (loss), net of tax	11,323	(12,585)
Comprehensive income	82,664	62,886
Less: Comprehensive income attributable to noncontrolling interest	(827)	(1,482)
Total comprehensive income attributable to common stockholders	$81,837	$61,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2022	54,751	$36,503	(9,282)	$(337,490)	$494,773	$1,448,092	$(128,233)	$1,513,645	$69,274	$1,582,919
Total comprehensive income	-	-	-	-	-	71,150	10,687	81,837	827	82,664
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	107	107
Common stock issued for share-based plans	237	158	-	-	(158)	-	-	-	-	-
Share-based compensation	-	-	-	-	9,652	-	-	9,652	-	9,652
Tax related to net share settlement	-	-	-	-	(9,669)	-	-	(9,669)	-	(9,669)
Balance, March 31, 2023	54,988	$36,661	(9,282)	$(337,490)	$494,598	$1,519,242	$(117,546)	$1,595,465	$70,208	$1,665,673

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2021	54,290	$36,195	(9,273)	$(336,894)	$471,649	$1,116,809	$(50,517)	$1,237,242	$65,482	$1,302,724
Total comprehensive income (loss)	-	-	-	-	-	72,691	(11,287)	61,404	1,482	62,886
Net changes in noncontrolling interest	-	-	-	-	(1,013)	-		(1,013)	(4,451)	(5,464)
Common stock issued for share-based plans	214	143	-	-	(59)	-	-	84	3	87
Share-based compensation	-	-	-	-	7,818	-	-	7,818	-	7,818
Tax related to net share settlement	-	-	-	-	(8,032)	-	-	(8,032)	-	(8,032)
Balance, March 31, 2022	54,504	$36,338	(9,273)	$(336,894)	$470,363	$1,189,500	$(61,804)	$1,297,503	$62,516	$1,360,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$71,977	$74,173
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	29,793	24,729
Amortization of intangible assets	3,852	3,862
Share-based compensation expense	9,820	7,902
Deferred income taxes	(404)	(347)
Investment (gain) loss	(3,829)	5,518
Other	299	(1,383)
Changes in operating assets:
Change in accounts receivable	1,544	(6,626)
Change in inventory	20,759	(25,074)
Change in other operating assets	4,964	(2,282)
Changes in operating liabilities:
Change in accounts payable	(17,718)	(8,549)
Change in accrued liabilities	(36,289)	(13,751)
Change in income tax payable	13,932	16,461
Change in other operating liabilities	1,111	(2,316)
Net cash flows provided by operating activities	99,811	72,317

Cash flows from investing activities
Acquisitions, net of cash received	-	(13,269)
Purchases of property, plant and equipment	(48,003)	(38,542)
Proceeds from sale of property, plant and equipment	99	188
Proceeds from short-term investments	807	3,046
Purchases of short-term investments	(2,469)	(5,998)
Proceeds from sale of securities	417	-
Other	1,018	(311)
Net cash and cash equivalents used in investing activities	(48,131)	(54,886)

Cash flows from financing activities
Advances on lines of credit and short-term debt	8,173	37,782
Repayments of lines of credit and short-term debt	(10,139)	(26,883)
Proceeds from long-term debt	263	45,000
Repayments of long-term debt	(59,061)	(123,545)
Net proceeds from issuance of common stock	-	84
Repayment of and proceeds from finance lease obligation	(7)	(61)
Taxes paid related to net share settlement	(9,669)	(8,032)
Net changes in noncontrolling interest	107	3
Other	15	(207)
Net cash and cash equivalents used in financing activities	(70,318)	(75,859)

Effect of exchange rate changes on cash and cash equivalents	3,446	(2,385)
Change in cash and cash equivalents, including restricted cash	(15,192)	(60,813)
Cash and cash equivalents, beginning of period, including restricted cash	341,099	366,818
Cash and cash equivalents, end of period, including restricted cash	$325,907	$306,005

Supplemental Cash Flow Information
Interest paid during the period	$1,941	$878
Taxes paid during the period	$5,388	$476

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$27,113	$22,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Operations and Significant Accounting Policies

Summary of Operations

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we” or “our” (Nasdaq: DIOD)), a Standard and Poor's Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the industrial, automotive, computing, consumer and communications markets.

The Company's diverse product portfolio covers diodes; rectifiers; transistors; MOSFETs; SiC diodes and MOSFETs; protection devices; logic; voltage translators; amplifiers and comparators; sensors; and power management devices such as AC-DC converters, DC-DC switching, linear voltage regulators, voltage references, LED drivers, power switches, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

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
•
Consumer: IoT, wearables, home automation, and smart infrastructure; and
•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions.

Basis of Presentation

The condensed consolidated financial data at December 31, 2022 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2023 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2023.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the three months ended March 31, 2023 and 2022, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2023	2022
Earnings (numerator)
Net income attributable to common stockholders	$71,150	$72,691

Shares (denominator)
Weighted average common shares outstanding (basic)	45,600	45,104
Dilutive effect of stock options and stock awards outstanding	561	740
Adjusted weighted average common shares outstanding (diluted)	46,161	45,844

Earnings per share attributable to common stockholders
Basic	$1.56	$1.61
Diluted	$1.54	$1.59

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	75	1

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	March 31, 2023	December 31, 2022
Finished goods	$93,527	$96,659
Work-in-progress	79,152	80,616
Raw materials	169,262	183,006
Total	$341,941	$360,281

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2022	$144,757
Acquisition	-
Foreign currency translation adjustment	1,180
Balance at March 31, 2023	$145,937

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2023	2022
Intangible assets subject to amortization:
Gross carrying amount	$250,747	$250,747
Accumulated amortization	(176,389)	(172,537)
Foreign currency translation adjustment	(8,085)	(8,141)
Total	66,273	70,069
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(1,178)	(1,235)
Total	9,125	9,068
Total intangible assets, net	$75,398	$79,137

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2023	2022
Three Months Ended March 31,	$3,852	$3,862

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2023	2022
Domestic pre-tax income	$54,724	$63,119
Foreign pre-tax income	$33,869	$27,700
Income tax provision	$16,616	$16,646
Effective tax rate	18.8%	18.3%
Impact of tax holidays on tax expense	$(74)	$(43)
Earnings per share impact of tax holidays:
Basic	$-	$-
Diluted	$-	$-

The increase in the effective tax rate for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, is primarily attributable to the geographical mix of pre-tax income and loss across tax jurisdictions relative to the Company’s consolidated pre-tax income.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012 or the tax years 2015 and 2018. We are no longer subject to China income tax examinations by tax authorities for tax years before 2012. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, we are no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of March 31, 2023, the gross amount of unrecognized tax benefits was approximately $49.2 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended
	March 31,
	2023	2022
Cost of goods sold	$452	$347
Selling, general and administrative	8,362	6,534
Research and development	1,006	1,021
Total share-based compensation expense	$9,820	$7,902

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

As of March 31, 2023, total unrecognized share-based compensation expense related to share grants was approximately $66.5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Modification. During the three months ended March 31, 2023 we modified previously granted stock awards for two corporate officers who retired. The result of the modification was the acceleration of the vesting of 54,525 stock awards for the corporate officers. The incremental expense recorded for this modification was approximately $2.1 million, which was expensed in SG&A in the three months ended March 31, 2023.

NOTE 7 – Enterprise Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas and Europe. Two customers each accounted for 10% or greater of our net sales during the three months ended March 31, 2023. No customer accounted for 10% or greater of our net sales during the three months ended March 31, 2022. No customer accounted for 10% or more of our outstanding accounts receivable at any point in the periods presented in this Quarterly Report on Form 10-Q. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q, are broad-based global distributors that sell to thousands of different end users.

Disaggregation of Net Sales. We disaggregate net sales with customers into direct sales and distribution sales (“Distributors”) and by geographic area. Direct sales customers consist of those customers using our product in their manufacturing process, and Distributors are those customers who resell our products to third parties. We deliver our products to customers around the world for use in the industrial, automotive, computing, consumer and communications markets. Further, most of our contracts are fixed-price arrangements, and are short term in nature, ranging from days to several months. The tables below set forth net sales based on the location of the subsidiary producing the net sale:

As of and for the
Three Months Ended March 31, 2023	Asia	Americas	Europe	Consolidated
Total sales	$424,162	$331,407	$100,045	$855,614
Intercompany elimination	(181,465)	(175,151)	(31,757)	(388,373)
Net sales	$242,697	$156,256	$68,288	$467,241

Property, plant and equipment, net	$550,373	$92,729	$112,605	$755,707
Total assets	$1,590,485	$442,763	$252,313	$2,285,561

As of and for the
Three Months Ended March 31, 2022	Asia	Americas	Europe	Consolidated
Total sales	$450,885	$293,770	$78,057	$822,712
Intercompany elimination	(157,163)	(157,577)	(25,849)	(340,589)
Net sales	$293,722	$136,193	$52,208	$482,123

Property, plant and equipment, net	$465,262	$22,413	$102,240	$589,915
Total assets	$1,590,331	$347,098	$228,033	$2,165,462

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor):

	Three Months Ended
Net Sales by Region	2023	2022
Asia	$324,167	$364,816
Europe	76,990	64,771
Americas	66,084	52,536
Total net sales	$467,241	$482,123

Net Sales by Type
Direct sales	$134,945	$148,418
Distributor sales	332,296	333,705
Total net sales	$467,241	$482,123

Net sales from products shipped to China was $179.7 million and $230.4 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $134.5 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of March 31, 2023, was approximately $99.4 million, net of $34.7 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a term loan with no current balance and a $200.0 million revolving senior credit facility with nothing drawn as of March 31, 2023. Borrowings outstanding as of March 31, 2023 and December 31, 2022, are set forth in the table below:

	March 31,	December 31,		Current Amount
Description	2023	2022	Interest Rate	Maturity
Short-term debt	$34,651	$36,280	Various indices plus margin	Various during 2023

Long-term debt
Notes payable to Bank of Taiwan	2,037	2,063	2-yr deposit rate floating plus 0.1148%	June-2033
Notes payable to CTBC Bank	13,788	13,840	TAIBOR 3M plus 0.5%	May-2024
Notes payable to CTBC Bank	3,287	3,256	TAIBOR 3M plus 0.5%	December-2024
Notes payable to E Sun Bank	3,287	3,256	1-M deposit rate floating plus 0.08%	December-2024
Notes payable to E Sun Bank	264	276	1-M deposit rate floating plus 0.08%	June-2027
Notes payable to E Sun Bank	1,483	1,516	1-M deposit rate floating plus 0.08%	June-2030
Notes payable to Bank of Taiwan	1,644	1,628	2-yr deposit rate floating plus 0.082%	September-2024
Notes payable to HSBC	66,000	105,000	1M SOFR+Margin	January-2025
Notes payable to HSBC	-	18,558	1M Libor+Margin	January-2025
Notes Payable to E Sun Bank	-	166	2-yr deposit rate plus annual rate floating	"September 2023
Notes Payable to Taishin International Bank	-	43	Annual rate plus cost of capital	April-2023
Notes Payable to Taishin International Bank	-	11	Fixed annual rate	April-2023
Notes Payable to Taishin International Bank	-	217	Fixed annual rate	April-2024
Notes payable to Chang Hwa Bank	-	518	2-yr deposit rate floating plus 1.405% - 1.655%	June-July 2026
Total long-term debt	91,790	150,348
Less: Current portion of long-term debt	(1,173)	(1,693)
Less: Unamortized debt costs	(981)	(1,185)
Total long-term debt, net of current portion	$89,636	$147,470

NOTE 9 – Commitments and Contingencies

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $71.3 million at March 31, 2023. As of March 31, 2023, we also had a commitment to purchase approximately $117.7 million of wafers to be used in our manufacturing process. These wafer purchases will occur through 2025.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of March 31, 2023, the underfunded liability for this defined benefit plan was approximately $5.4 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.4 million based on a GBP: USD exchange rate of 1:1.2 ) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the first payment made by December 31, 2023 through December 31, 2028. A final payment of GBP 1.5 million (approximately $1.8 million based on a GBP: USD rate of 1:1.2) will be made by December 31, 2029.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of March 31, 2023 and December 31, 2022, we had $228.6 million and $183.1 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification ("ASC") No. 815.

Hedges of Interest Rate and Net Investment Risk -The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company makes use of cross-currency swaps to decrease the foreign exchange risk inherent in the Company’s investment in some of its foreign subsidiaries.

The table below sets forth the fair value of the Company’s cross-currency swap related derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	Fair Value
	Other Assets		Other Liabilities
	2023	2022	2023	2022
Cross-currency swaps	$2,815	$1,427	$8,486	$6,314

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended
	March 31,
	2023	2022

Operating lease expense	$3,273	$3,510
Finance lease expense:
Amortization of assets	7	3
Interest on lease liabilities	1	–
Short-term lease expense	178	270
Variable lease expense	1,031	975
Total lease expense	$4,490	$4,758

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	March 31, 2023	December 31, 2022
Operating leases:
Operating lease ROU assets	$56,829	$43,907

Current operating lease liabilities	9,473	7,390
Noncurrent operating lease liabilities	32,127	20,765
Total operating lease liabilities	$41,600	$28,155

Finance leases:
Finance lease ROU assets	$2,611	$2,618
Accumulated amortization	(2,541)	(2,542)
Finance lease ROU assets, net	$70	$76

Current finance lease liabilities	$30	$30
Non-current finance lease liabilities	41	46
Total finance lease liabilities	$71	$76

Weighted average remaining lease term (in years):
Operating leases	7.7	8.2
Finance leases	2.4	2.6

Weighted average discount rate:
Operating leases	4.1%	4.2%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$3,871	$4,575
Operating cash outflows from finance leases	1	–
Financing cash outflow from finance leases	7	61

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	12,616	1,541

The table below sets forth information about lease liability maturities:

	March 31, 2023
	Operating Leases	Finance Leases
2023	$8,642	$24
2024	8,940	29
2025	7,764	19
2026	6,315	2
2027	4,021	-
2028	1,902	-
2029 and thereafter	11,824	-
Total lease payments	49,408	74
Less: imputed interest	(7,808)	(3)
Total lease obligations	41,600	71
Less: current obligations	(9,473)	(30)
Long-term lease obligations	$32,127	$41

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At March 31, 2023 and December 31, 2022, these investments totaled approximately $13.1 million and $12.1 million, respectively.

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

We purchase wafers from Nuvoton for use in our production process and we have an agreement to purchase approximately $29.1 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationships Nuvoton to be mutually beneficial and plan to continue our strategic alliance with Nuvoton.

JCP is a frequency control product manufacturing company from which we purchase material and in which we have made an equity investment. We account for this investment using the equity method of accounting.

The table below set forth the net sales, purchases and expenses with our related parties for the three months ended March 31:

	Three Months Ended
	March 31,
	2023	2022
Keylink:
Net sales	$3,407	$5,766
Purchases	$356	$422
Plating, rental and consulting expense	$4,425	$4,547
Nuvoton:
Net sales	$7	$35
Purchases	$2,978	$3,066
JCP:
Purchases	$99	$213

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31, 2023	December 31, 2022
Keylink:
Accounts receivable	$37,067	$40,510
Accounts payable	$33,921	$33,733
Nuvoton:
Accounts receivable	$4	$30
Accounts payable	$1,874	$2,859
JCP:
Accounts payable	$102	$133

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

Note 16 - Subsequent Events

Privately Held Wafer Design Company

In April 2023, the Company entered into an agreement under which we acquired an additional interest in a privately held fabless wafer design company by purchasing $13.9 million of preferred stock. As part of the agreement, the Company’s previously held convertible note converted to preferred stock. The Company also obtained an option for an additional investment in a convertible promissory note to be exercised within 180 days after closing for up to $4 million.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 10, 2023.

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

Summary for the Three Months Ended March 31, 2023

•
Net sales were $467.2 million, a decrease of 3.1% from the $482.1 million in the first quarter 2022 and 5.8% from the $496.2 million in the fourth quarter 2022;
•
Gross profit was $194.5 million, a decrease of 1.1% from the $196.7 million in the first quarter 2022 and 5.7% from the $206.2 million in the fourth quarter 2022;
•
Gross profit margin was 41.6%, an increase of 80 basis points from the 40.8% in the first quarter 2022 and flat when compared to the fourth quarter 2022;
•
Net income attributable to common stockholders was $71.2 million, compared to $72.7 million in the first quarter 2022 and $92.1 million in the fourth quarter 2022;
•
Earnings per share attributable to common stockholders was $1.54 per diluted share, compared to $1.59 per diluted share in the first quarter 2022 and $2.00 per diluted share in the fourth quarter of 2022; and
•
We achieved $99.8 million cash flow from operations. We had cash capital expenditures of $48.0 million, or 10.3% of net sales and a decrease in debt of $60.8 million.

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

As of March 31, 2023, our cash, cash equivalents, and short-term investments were $331.9 million, and we had access to additional borrowing capacity of $200.0 million under the revolving portion of our U.S. Credit Agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended March 31,
	2023	2022
Net sales	100%	100%
Cost of goods sold	(58)	(59)
Gross profit	42	41
Total operating expense	23	22
Income from operations	19	19
Total other income (expense)	-	-
Income before income taxes and noncontrolling interest	19	19
Income tax provision	(4)	(3)
Net income	15	15
Net income attributable to common stockholders	15	15

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2023	2022	Increase/(Decrease)	% Change
Net sales	$467,241	$482,123	$(14,882)	(3.1%)
Cost of goods sold	272,787	285,426	(12,639)	(4.4%)
Gross profit	194,454	196,697	(2,243)	(1.1%)
Total operating expense	108,027	103,639	4,388	4.2%
Interest income	1,772	826	946	114.5%
Interest expense	(2,132)	(1,114)	1,018	91.4%
Foreign currency (loss) gain, net	(1,893)	1,721	(3,614)	(210.0%)
Unrealized gain (loss) on investments	3,889	(5,548)	9,437	N/A
Other income	530	1,876	(1,346)	(71.7%)
Income tax provision	16,616	16,646	(30)	(0.2%)

Net sales decreased approximately $14.9 million, or 3.1%, for the three months ended March 31, 2023, compared to the same period last year. This decrease was the result of an economic slowdown resulting in less demand for our products, partially off set by improvements in product mix. During the first quarter of 2023, the Company experienced strong margin performance driven by execution on new product initiatives and product mix improvements. During the three months ended March 31, 2023, weighted-average sales price increased 16.8%, when compared to the same period in 2022. A key contributor to the improved product mix has been the Company's success in the automotive and industrial end markets, which together totaled 47% or our total product revenue.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Industrial	29%	26%
Automotive	18%	13%
Computing	22%	27%
Consumer	18%	18%
Communications	13%	16%

Cost of goods sold decreased approximately $12.6 million for the three months ended March 31, 2023, compared to the same period last year, due to the decreased net sales during the three months ended March 31, 2023. As a percent of sales, cost of goods sold was 58.4% for the three months ended March 31, 2023, compared to 59.2% for the same period last year. Average unit cost increased approximately 15.2% for the three months ended March 31, 2023, compared to the same period last year due to cost increases from various subcontractors and foundries and the improvement in product mix. For the three months ended March 31, 2023, gross profit decreased approximately 1.1% when compared to the same period last year. Gross profit margin for the three month periods ended March 31, 2023 and 2022 was 41.6% and 40.8%, respectively.

Operating expenses for the three months ended March 31, 2023, increased $4.4 million when compared to the three months ended March 31, 2022. Operating expenses as a percentage of net sales was 23.1% and 21.5% for the three months ended March 31, 2023 and 2022, respectively. Selling, general and administrative expenses (“SG&A”) decreased approximately $0.5 million as compared to the same period last year. Research and development expenses (“R&D”) increased approximately $4.6 million due to increases in supplies, wages and benefits and depreciation, partially offset by decreases in professional services fees as compared to the same period last year. SG&A, as a percentage of net sales, was 15.2% and 14.8% for the three months ended March 31, 2023 and 2022, respectively. R&D, as a percentage of net sales, was 7.1% and 5.9% for the three months ended March 31, 2023 and 2022, respectively.

Interest income increased $0.9 million, or 114.5% for the three months ended March 31, 2023, compared to the same period last year due to higher interest rates and increased investment levels. Interest expense increased $1.1 million, or 91.4% for the three months ended March 31, 2023, compared to the same period last year, due to an increase in the interest rates partially offset by lower debt levels. Unrealized gain on investments increased from 2022 due to mark to market adjustments on investments.

We recognized an income tax expense of approximately $16.6 million for each of the three months ended March 31, 2023 and 2022.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $341.1 million at December 31, 2022 to $325.9 million at March 31, 2023. This decrease in cash, cash equivalents and restricted cash reflects normal operations of the Company. As of March 31, 2023, we had short-term investments totaling $8.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At March 31, 2023 and December 31, 2022, our working capital was $731.4 million and $729.1 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of March 31, 2023, our foreign subsidiaries held approximately $258.8 million of cash, cash equivalents and investments of which approximately $56.7 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $56.7 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $134.5 million. At March 31, 2023, outstanding borrowings were $34.7 million and outstanding letters of credit were $0.4 million under the Asia credit facilities.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a term loan with no balance as of March 31, 2023 and a $200.0 million revolving senior credit facility, with no outstanding balance at March 31, 2023. The U.S. Credit Agreement matures in May 2024.

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

Discussion of Cash Flow

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
Net cash flows provided by operating activities	$99,811	$72,317
Net cash and cash equivalents used in investing activities	(48,131)	(54,886)
Net cash and cash equivalents used in financing activities	(70,318)	(75,859)
Effect of exchange rate changes on cash and cash equivalents	3,446	(2,385)
Change in cash and cash equivalents, including restricted cash	$(15,192)	$(60,813)

Operating Activities

Net cash flows provided by operating activities for the three months ended March 31, 2023 was $99.8 million. Net cash flows provided by operating activities for the three months ended March 31, 2023 resulted from net income of $72.0 million, depreciation and amortization of intangible assets of $33.6 million and share-based compensation of $9.8 million. The increases were partially offset by a decrease in operating asset and liability accounts of $11.7 million and a non-cash investment gain of $3.8 million. Net cash flows provided by operating activities for the three months ended March 31, 2022 was $72.3 million. Net cash flows provided by operating activities for the three months ended March 31, 2022 resulted from net income of $74.2 million, depreciation and amortization of intangible assets of $28.6 million, share-based compensation of $7.9 million and net non-cash investment losses of $5.5 million. The increases were partially offset by a decrease in changes in operating asset and liability accounts of $42.1 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $48.1 million for the three months ended March 31, 2023. Net cash and cash equivalents used in investing activities for the three months ended March 31, 2023 was primarily due to purchases of property, plant and equipment of $48.0 million, or 10.3% of net sales, due to the expansion of a wafer fabrication facility located in Hsinchu Science Park in Taiwan. We expect capital expenditures for the twelve months ended December 31, 2023 to be within our target model. Net cash and cash equivalents used in investing activities was $54.9 million for the three months ended March 31, 2022. Net cash and cash equivalents used in investing activities for the three months ended March 31, 2022 was primarily due to the purchase of property, plant and equipment of $38.5 million, representing approximately 8% of net sales, the acquisition of the remainder of a non-controlling interest of $5.3 million and the down payment on the SPFAB acquisition and the net purchase of short-term investments of $3.0 million for the three months ended March 31, 2022.

Financing Activities

Net cash and cash equivalents used in financing activities was $70.3 million for the three months ended March 31, 2023. Net cash used in financing activities in the three months ended March 31, 2023 consisted primarily of $60.8 million of net reductions in our debt and taxes paid on net share settlements of $9.7 million. Net cash and cash equivalents used in financing activities was $75.9 million for the three months ended March 31, 2022. Net cash used in financing activities in the three months ended March 31, 2022 consisted primarily of $67.6 million of net reductions in our debt and taxes paid on net share settlements of $8.0 million.

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

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023.

Critical Accounting Estimates

Our critical accounting estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023. Any new accounting estimates or updates to existing accounting estimates as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Summary of Operations and Significant Accounting Policies. The application of our critical accounting estimates may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of March 31, 2023, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 10, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Letter agreement dated January 13, 2023, by and between the Company and Evan Yu	8-K	January 17, 2023	10.1
10.2	Letter agreement dated March 17, 2023, by and between the Company and Julie Holland	8-K	March 17, 2023	10.1
10.3	Amendment to Yuanhao Building Lease Agreements				X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File, formatted in Inline XBRL				X

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

DIODES INCORPORATED
(Registrant)

May 9, 2023	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)