Form 10-Q
period 2023-06-30
DIODES INC /DEL/
filed 2023-08-08
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2023 was 45,938,786.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$321,616	$336,732
Restricted cash	3,120	4,367
Short-term investments	9,042	7,059
Accounts receivable, net of allowances of $5,634 and $5,852 at June 30, 2023 and December 31, 2022, respectively	393,132	369,233
Inventories	325,733	360,281
Prepaid expenses and other	107,746	83,999
Total current assets	1,160,389	1,161,671
Property, plant and equipment, net	748,115	736,730
Deferred income tax	35,354	35,308
Goodwill	146,138	144,757
Intangible assets, net	71,496	79,137
Other long-term assets	179,579	130,709
Total assets	$2,341,071	$2,288,312

Liabilities
Current liabilities:
Lines of credit	$33,729	$36,280
Accounts payable	152,192	160,442
Accrued liabilities and other	198,882	214,433
Income tax payable	27,004	19,682
Current portion of long-term debt	1,149	1,693
Total current liabilities	412,956	432,530
Long-term debt, net of current portion	54,575	147,470
Deferred tax liabilities	13,550	12,903
Unrecognized tax benefits	31,594	31,594
Other long-term liabilities	97,818	80,896
Total liabilities	610,493	705,393

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,748,940 shares and 45,469,722 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	36,690	36,503
Additional paid-in capital	501,302	494,773
Retained earnings	1,601,262	1,448,092
Treasury stock, at cost 9,283,481 shares and 9,281,581 shares at June 30, 2023 and December 31, 2022, respectively	(337,670)	(337,490)
Accumulated other comprehensive loss	(139,104)	(128,233)
Total stockholders' equity	1,662,480	1,513,645
Noncontrolling interest	68,098	69,274
Total equity	1,730,578	1,582,919
Total liabilities and stockholders' equity	$2,341,071	$2,288,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$467,152	$500,972	$934,393	$983,095
Cost of goods sold	271,776	294,446	544,563	579,872
Gross profit	195,376	206,526	389,830	403,223

Operating expenses
Selling, general and administrative	67,500	69,067	138,491	140,510
Research and development	34,611	30,762	67,843	59,439
Amortization of acquisition related intangible assets	3,816	3,980	7,668	7,842
Other operating income	(118)	(3,521)	(166)	(3,864)
Total operating expense	105,809	100,288	213,836	203,927

Income from operations	89,567	106,238	175,994	199,296

Other income (expense)
Interest income	2,224	861	3,996	1,687
Interest expense	(2,189)	(1,590)	(4,321)	(2,704)
Foreign currency (loss) gain, net	(2,217)	1,819	(4,110)	3,540
Unrealized gain (loss) on investments	12,172	(7,764)	16,061	(13,312)
Other income	1,398	1,647	1,928	3,523
Total other income (expense)	11,388	(5,027)	13,554	(7,266)

Income before income taxes and noncontrolling interest	100,955	101,211	189,548	192,030
Income tax provision	17,224	18,461	33,840	35,107
Net income	83,731	82,750	155,708	156,923
Less net income attributable to noncontrolling interest	(1,711)	(2,595)	(2,538)	(4,077)
Net income attributable to common stockholders	$82,020	$80,155	$153,170	$152,846

Earnings per share attributable to common stockholders:
Basic	$1.79	$1.77	$3.35	$3.38
Diluted	$1.77	$1.75	$3.31	$3.33
Number of shares used in earnings per share computation:
Basic	45,733	45,265	45,667	45,185
Diluted	46,243	45,841	46,263	45,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$83,731	$82,750	$155,708	$156,923
Unrealized (loss) gain on defined benefit plan, net of tax	(627)	7,133	2,079	5,600
Unrealized gain (loss) on derivative instruments, net of tax	1,663	2,063	(1,679)	4,894
Unrealized foreign currency loss, net of tax	(22,594)	(41,366)	(11,271)	(53,951)
Comprehensive income	62,173	50,580	144,837	113,466
Less: Comprehensive income attributable to noncontrolling interest	(1,711)	(2,595)	(2,538)	(4,077)
Total comprehensive income attributable to common stockholders	$60,462	$47,985	$142,299	$109,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2023	54,988	$36,661	(9,282)	$(337,490)	$494,598	$1,519,242	$(117,546)	$1,595,465	$70,208	$1,665,673
Total comprehensive income (loss)	-	-	-	-	-	82,020	(21,558)	60,462	1,711	62,173
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	(3,821)	(3,821)
Common stock issued for share-based plans	44	29	-	-	(29)	-	-	-	-	-
Share-based compensation	-	-	-	-	7,531	-	-	7,531	-	7,531
Deferred compensation plan	-	-	(1)	(180)	180	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(978)	-	-	(978)	-	(978)
Balance, June 30, 2023	55,032	$36,690	(9,283)	$(337,670)	$501,302	$1,601,262	$(139,104)	$1,662,480	$68,098	$1,730,578

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2022	54,751	$36,503	(9,282)	$(337,490)	$494,773	$1,448,092	$(128,233)	$1,513,645	$69,274	$1,582,919
Total comprehensive income (loss)	-	-	-	-	-	153,170	(10,871)	142,299	2,538	144,837
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	(3,714)	(3,714)
Common stock issued for share-based plans	281	187	-	-	(187)	-	-	-	-	-
Share-based compensation	-	-	-	-	17,183	-	-	17,183	-	17,183
Deferred compensation plan	-	-	(1)	(180)	180	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(10,647)	-	-	(10,647)	-	(10,647)
Balance, June 30, 2023	55,032	$36,690	(9,283)	$(337,670)	$501,302	$1,601,262	$(139,104)	$1,662,480	$68,098	$1,730,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2022	54,504	$36,338	(9,273)	$(336,894)	$470,363	$1,189,500	$(61,804)	$1,297,503	$62,516	$1,360,019
Total comprehensive income (loss)	-	-	-	-	-	80,155	(32,170)	47,985	2,595	50,580
Net changes in noncontrolling interest	-	-	-	-	-	-		-	(971)	(971)
Common stock issued for share-based plans	58	38	-	-	18	-	-	56	-	56
Share-based compensation	-	-	-	-	8,607	-	-	8,607	-	8,607
Deferred compensation plan	-	-	-	(218)	218	-	-	-
Tax related to net share settlement	-	-	-	-	(832)	-	-	(832)	-	(832)
Balance, June 30, 2022	54,562	$36,376	(9,273)	$(337,112)	$478,374	$1,269,655	$(93,974)	$1,353,319	$64,140	$1,417,459

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2021	54,290	$36,195	(9,273)	$(336,894)	$471,649	$1,116,809	$(50,517)	$1,237,242	$65,482	$1,302,724
Total comprehensive income (loss)	-	-	-	-	-	152,846	(43,457)	109,389	4,077	113,466
Net changes in noncontrolling interest	-	-	-	-	(1,014)	-		(1,014)	(5,419)	(6,433)
Common stock issued for share-based plans	272	181	-	-	(41)	-	-	140	-	140
Share-based compensation	-	-	-	-	16,426	-	-	16,426	-	16,426
Deferred compensation plan	-	-	-	(218)	218	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(8,864)	-	-	(8,864)	-	(8,864)
Balance, June 30, 2022	54,562	$36,376	(9,273)	$(337,112)	$478,374	$1,269,655	$(93,974)	$1,353,319	$64,140	$1,417,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$155,708	$156,923
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	60,211	52,047
Amortization of intangible assets	7,668	7,842
Share-based compensation expense	17,467	16,513
Deferred income taxes	(298)	(2,415)
Investment (gain) loss	(16,003)	13,197
Gain on disposal of property, plant and equipment	(151)	(3,756)
Other	(414)	(2,145)
Changes in operating assets:
Change in accounts receivable	(24,810)	(50,368)
Change in inventory	32,588	(35,119)
Change in other operating assets	(29,689)	(25,083)
Changes in operating liabilities:
Change in accounts payable	(6,992)	5,404
Change in accrued liabilities	(11,779)	17,790
Change in income tax payable	7,181	11,988
Change in other operating liabilities	1,741	(5,479)
Net cash flows provided by operating activities	192,428	157,339

Cash flows from investing activities
Acquisitions, net of cash received	-	(85,692)
Purchases of property, plant and equipment	(84,989)	(78,105)
Proceeds from sale of property, plant and equipment	362	89
Proceeds from short-term investments	1,933	3,819
Purchases of short-term investments	(4,094)	(6,708)
Purchases of securities	(13,900)	(4,051)
Proceeds from sales of securities	417	2
Other	2,780	6,078
Net cash and cash equivalents used in investing activities	(97,491)	(164,568)

Cash flows from financing activities
Advances on lines of credit and short-term debt	9,796	45,214
Repayments of lines of credit and short-term debt	(11,902)	(35,382)
Proceeds from long-term debt	10,193	184,718
Repayments of long-term debt	(103,251)	(227,078)
Net proceeds from issuance of common stock	-	140
Repayment of and proceeds from finance lease obligation	(23)	(12)
Taxes paid related to net share settlement	(10,647)	(8,864)
Net changes in noncontrolling interest	107	2,701
Other	(932)	(227)
Net cash and cash equivalents used in financing activities	(106,659)	(38,790)

Effect of exchange rate changes on cash and cash equivalents	(4,641)	(13,252)
Change in cash and cash equivalents, including restricted cash	(16,363)	(59,271)
Cash and cash equivalents, beginning of period, including restricted cash	341,099	366,818
Cash and cash equivalents, end of period, including restricted cash	$324,736	$307,547

Supplemental Cash Flow Information
Interest paid during the period	$3,378	$2,226
Taxes paid during the period	$63,137	$29,674

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$23,674	$30,286
Dividend payable to noncontrolling interest	$3,771	$3,657

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2022 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2023 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2023.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the six months ended June 30, 2023 and 2022, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Earnings (numerator)
Net income attributable to common stockholders	$82,020	$80,155	$153,170	$152,846

Shares (denominator)
Weighted average common shares outstanding (basic)	45,733	45,265	45,667	45,185
Dilutive effect of stock options and stock awards outstanding	510	576	596	728
Adjusted weighted average common shares outstanding (diluted)	46,243	45,841	46,263	45,913

Earnings per share attributable to common stockholders
Basic	$1.79	$1.77	$3.35	$3.38
Diluted	$1.77	$1.75	$3.31	$3.33

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	36	175	19	76

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	June 30, 2023	December 31, 2022
Finished goods	$86,317	$96,659
Work-in-progress	72,152	80,616
Raw materials	167,264	183,006
Total	$325,733	$360,281

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2022	$144,757
Foreign currency translation adjustment	1,381
Balance at June 30, 2023	$146,138

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2023	2022
Intangible assets subject to amortization:
Gross carrying amount	$250,747	$250,747
Accumulated amortization	(180,205)	(172,537)
Foreign currency translation adjustment	(8,223)	(8,141)
Total	62,319	70,069
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(1,126)	(1,235)
Total	9,177	9,068
Total intangible assets, net	$71,496	$79,137

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2023	2022
Three Months Ended June 30,	$3,816	$3,980
Six Months Ended June 30,	$7,668	$7,842

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Domestic pre-tax income	$42,005	$68,753	$96,729	$131,872
Foreign pre-tax income	$58,950	$32,458	$92,819	$60,158
Income tax provision	$17,224	$18,461	$33,840	$35,107
Effective tax rate	17.1%	18.2%	17.9%	18.3%
Impact of tax holidays on tax expense	$(31)	$1,334	$(105)	$1,291
Earnings per share impact of tax holidays:
Basic	$-	$(0.03)	$-	$(0.03)
Diluted	$-	$(0.03)	$-	$(0.03)

The decrease in the effective tax rate for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022, is primarily attributable to the geographical mix of pre-tax income and loss across tax jurisdictions relative to the Company’s consolidated pre-tax income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the tax years 2015 - 2018. We are no longer subject to China income tax examinations by tax authorities for tax years before 2012. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2023, the gross amount of unrecognized tax benefits was approximately $49.9 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of goods sold	$381	$336	$833	$683
Selling, general and administrative	6,250	7,246	14,612	13,780
Research and development	1,016	1,029	2,022	2,050
Total share-based compensation expense	$7,647	$8,611	$17,467	$16,513

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

PSUs are measured based on the fair market value of the underlying stock on the date of grant, and compensation expense is recognized over the three-year performance period, with adjustments made to the expense to recognize the probable payout percentage.

As of June 30, 2023, total unrecognized share-based compensation expense related to share grants was approximately $61.1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Modification. During the six months ended June 30, 2023 we modified previously granted stock awards for two corporate officers who retired. The result of the modification was the acceleration of the vesting of 54,525 stock awards for the corporate officers. The incremental expense recorded for this modification was approximately $2.1 million, which was expensed in SG&A in the six months ended June 30, 2023.

NOTE 7 – Enterprise Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas and Europe. Two customers each accounted for 10% or greater of our net sales during the three and six months ended June 30, 2023. No customer accounted for 10% or greater of our net sales during the three and six months ended June 30, 2022. No customer accounted for 10% or more of our outstanding accounts receivable at any point in the periods presented in this Quarterly Report on Form 10-Q. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q, are broad-based global distributors that sell to thousands of different end users.

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

For the Three Months Ended June 30, 2023	Asia	Americas	Europe	Consolidated
Total sales	$403,434	$333,178	$117,393	$854,005
Intercompany elimination	(188,504)	(165,537)	(32,812)	(386,853)
Net sales	$214,930	$167,641	$84,581	$467,152

For the Three Months Ended June 30, 2022	Asia	Americas	Europe	Consolidated
Total sales	$464,154	$313,884	$86,399	$864,437
Intercompany elimination	(166,656)	(166,594)	(30,215)	(363,465)
Net sales	$297,498	$147,290	$56,184	$500,972

As of and for the
Six Months Ended June 30, 2023	Asia	Americas	Europe	Consolidated
Total sales	$827,596	664,585	$217,438	$1,709,619
Intercompany elimination	(369,969)	(340,688)	(64,569)	(775,226)
Net sales	$457,627	$323,897	$152,869	$934,393

Property, plant and equipment, net	$540,172	$90,588	$117,355	$748,115
Total assets	$1,553,842	$505,460	$281,769	$2,341,071

As of and for the
Six Months Ended June 30, 2022	Asia	Americas	Europe	Consolidated
Total sales	$915,039	$607,654	$164,456	$1,687,149
Intercompany elimination	(323,819)	(324,171)	(56,064)	(704,054)
Net sales	$591,220	$283,483	$108,392	$983,095

Property, plant and equipment, net	$472,923	$100,092	$98,639	$671,654
Total assets	$1,627,631	$424,489	$232,924	$2,285,044

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor):

	For the Three Months Ended June 30,
Net Sales by Region	2023	2022
Asia	$313,754	$372,055
Europe	92,239	68,032
Americas	61,159	60,885
Total net sales	$467,152	$500,972

Net Sales by Type
Direct sales	$144,083	$147,249
Distributor sales	323,069	353,723
Total net sales	$467,152	$500,972

	For the Six Months Ended June 30,
Net Sales by Region	2023	2022
Asia	$637,922	$736,871
Europe	169,229	132,803
Americas	127,242	113,421
Total net sales	$934,393	$983,095

Net Sales by Type
Direct sales	$279,028	$295,667
Distributor sales	655,365	687,428
Total net sales	$934,393	$983,095

Net sales from products shipped to China was $171.9 million and $240.6 million for the three months ended June 30, 2023 and 2022, respectively. Net sales from products shipped to China was $351.6 million and $471.0 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $139.1 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at LIBOR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2023, was approximately $106.6 million, net of $33.7 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

On May 26, 2023, the Company, Diodes Holdings UK Limited (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that amends and restates that certain Second Amended and Restated Credit Agreement dated as of May 29, 2020 (as amended, modified and/or supplemented from time to time prior to the date of the Credit Agreement, the “Existing Credit Agreement”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on June 2, 2023.

The Existing Credit Agreement consisted of a term loan with no outstanding balance as of the date of the Credit Agreement and a $225.0 million revolving senior credit facility with nothing drawn as of the date of the Credit Agreement.

The Credit Agreement, which represented a complete amendment and restatement of the Existing Credit Agreement, consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Borrowers have the option to increase the Revolving Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Revolving Credit Facility bears interest at Term SOFR or similar other indices plus a specified margin. The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Interest Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.

The Revolving Credit Facility matures on May 26, 2028. The Company plans to use a portion of the proceeds available under the Credit Agreement (i) to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Existing Credit Agreement and (ii) for working capital, capital expenditures, and other general corporate purposes, including, without limitation, financing permitted acquisitions.

Borrowings outstanding as of June 30, 2023 and December 31, 2022, are set forth in the table below:

	June 30,	December 31,		Current Amount
Description	2023	2022	Interest Rate	Maturity
Short-term debt	$33,730	$36,280	Various indices plus margin	Various during 2023 & 2024

Long-term debt
Notes payable to Bank of Taiwan	1,946	2,063	2-yr deposit rate floating plus 0.1148%	June-2033
Notes payable to Bank of Taiwan	1,606	1,628	2-yr deposit rate floating plus 0.082%	September-2024
Notes payable to CTBC Bank	3,212	3,256	TAIBOR 3M plus 0.5%	December-2024
Notes payable to CTBC Bank	13,295	13,840	TAIBOR 3M plus 0.5%	May-2028
Notes payable to E Sun Bank	3,212	3,256	1-M deposit rate floating plus 0.08%	December-2024
Notes payable to E Sun Bank	243	276	1-M deposit rate floating plus 0.08%	June-2027
Notes payable to E Sun Bank	1,404	1,516	1-M deposit rate floating plus 0.08%	June-2030
Notes payable to HSBC	32,000	105,000	1M SOFR+Margin	January-2025
Notes payable to HSBC	-	18,558	1M Libor+Margin	January-2025
Notes Payable to E Sun Bank	-	166	2-yr deposit rate plus annual rate floating	September-2023
Notes Payable to Taishin International Bank	-	43	Annual rate plus cost of capital	April-2023
Notes Payable to Taishin International Bank	-	11	Fixed annual rate	April-2023
Notes Payable to Taishin International Bank	-	217	Fixed annual rate	April-2024
Notes payable to Chang Hwa Bank	-	518	2-yr deposit rate floating plus 1.405% - 1.655%	June-July 2026
Total long-term debt	56,918	150,348
Less: Current portion of long-term debt	(1,149)	(1,693)
Less: Unamortized debt costs	(1,194)	(1,185)
Total long-term debt, net of current portion	$54,575	$147,470

NOTE 9 – Commitments and Contingencies

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $49.3 million at June 30, 2023. As of June 30, 2023, we also had a commitment to purchase approximately $92.8 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2025.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of June 30, 2023, the underfunded liability for this defined benefit plan was approximately $6.8 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3 ) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the annual payments to be made by December 31, 2023 through December 31, 2028. A final payment of GBP 1.5 million (approximately $2.0 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of June 30, 2023 and December 31, 2022, we had $219.2 million and $183.1 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification ("ASC") No. 815.

Hedges of Interest Rate and Net Investment Risk -The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company makes use of cross-currency swaps and foreign-currency forward contracts to decrease the foreign exchange risk inherent in the Company’s investment in some of its foreign subsidiaries.

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	Fair Value
	Other Assets		Other Liabilities
	2023	2022	2023	2022
Cross-currency swaps	$8,125	$1,427	$10,735	$6,314
Foreign-currency forward contracts	-	-	3,001	-

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating lease expense	$3,331	$3,349	$6,604	$6,859
Finance lease expense:
Amortization of assets	8	3	15	5
Interest on lease liabilities	1	–	2	–
Short-term lease expense	527	256	705	526
Variable lease expense	1,050	862	2,080	1,837
Total lease expense	$4,917	$4,470	$9,406	$9,227

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	June 30, 2023	December 31, 2022
Operating leases:
Operating lease ROU assets	$54,137	$43,907

Current operating lease liabilities	8,726	7,390
Noncurrent operating lease liabilities	29,959	20,765
Total operating lease liabilities	$38,685	$28,155

Finance leases:
Finance lease ROU assets	$2,627	$2,618
Accumulated amortization	(2,552)	(2,542)
Finance lease ROU assets, net	$75	$76

Current finance lease liabilities	$37	$30
Non-current finance lease liabilities	40	46
Total finance lease liabilities	$77	$76

Weighted average remaining lease term (in years):
Operating leases	7.7	8.2
Finance leases	2.2	2.6

Weighted average discount rate:
Operating leases	4.1%	4.2%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$9,242	$9,494
Operating cash outflows from finance leases	2	–
Financing cash outflow from finance leases	23	12

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	13,013	2,186

The table below sets forth information about lease liability maturities:

	June 30, 2023
	Operating Leases	Finance Leases
2023	$6,622	$20
2024	9,018	37
2025	7,668	21
2026	5,918	2
2027	3,728	-
2028	1,676	-
2029 and thereafter	11,016	-
Total lease payments	45,646	80
Less: imputed interest	(6,961)	(3)
Total lease obligations	38,685	77
Less: current obligations	(8,726)	(37)
Long-term lease obligations	$29,959	$40

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At June 30, 2023 and December 31, 2022, these investments totaled approximately $13.6 million and $12.1 million, respectively.

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

We purchase wafers from Nuvoton for use in our production process and we have an agreement to purchase approximately $23.8 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationships Nuvoton to be mutually beneficial and plan to continue our strategic alliance with Nuvoton.

JCP is a frequency control product manufacturing company from which we purchase material and in which we have made an equity investment. We account for this investment using the equity method of accounting.

The table below set forth the net sales, purchases and expenses with our related parties for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Keylink:
Net sales	$3,081	$4,149	$6,488	$9,915
Purchases	$363	$506	$719	$928
Plating, rental and consulting expense	$4,225	$4,418	$8,680	$8,965
Nuvoton:
Net sales	$-	$8	$7	$43
Purchases	$2,466	$4,094	$5,444	$7,160
JCP:
Purchases	$35	$157	$134	$370

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	June 30, 2023	December 31, 2022
Keylink:
Accounts receivable	$34,900	$40,510
Accounts payable	$34,502	$33,733
Nuvoton:
Accounts receivable	$8	$30
Accounts payable	$1,460	$2,859
JCP:
Accounts payable	$45	$133

Note 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of June 30, 2023, the Company had $58.1 million of investments accounted for under the measurement alternative. During the three months ended June 30, 2023 and six months ended June 30, 2022, the Company recognized upward adjustments in value of $15.3 million and $3.9 million, respectively, for a cumulative total of upward adjustments of $19.2 million on these investments. These adjustments were based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The upward adjustments were recorded within other income, in the condensed consolidated statement of operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes.

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Each reporting period, the Company assesses whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

Unconsolidated Variable Interest Entity

During July 2021, the Company acquired an interest in an early stage privately held fabless wafer design company (“PWDC”), located in the western United States. The Company’s initial investment was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In May 2023, the Company acquired an additional interest in PWDC by purchasing $13.9 million of preferred stock. As part of the agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock. The Company has determined that PWDC is a VIE and while the Company does no business with PWDC, the Company determined PWDC is a related party. The Company does not have the power to direct the activities that most significantly impact PWDC, and therefore, has determined that the Company is not the primary beneficiary. As the Company is not the primary beneficiary, the Company did not consolidate the assets and liabilities of the VIE in our financial statements and instead accounted for the investment using the measurement alternative described in ASC 321-10-35-2 using the available measurement alternative for equity securities that lack readily determinable fair value. As such, the Company’s investment is measured at cost less impairment, and adjusted to fair value if there are any observable price changes for identical or similar investment of the same issuer.

As a result of entering into an additional interest in PWDC, the Company recorded an upward adjustment of $15.3 million during the three months ended June 30, 2023. The variable interest entity is funded through debt and equity. The Company's maximum exposure to loss is limited to the investment in the VIE and notes receivable and accrued interest owed to the Company from the VIE.

The following is a summary of the Company’s holdings in the VIE, in which we are not the primary beneficiary:

	June 30, 2023	December 31, 2022
Privately Held Wafer Design Company
VIE total assets	$27,534	$13,671
VIE total liabilities	1,255	6,625

Diodes' equity in VIE	$44,420	$10,000
Diodes' note receivable from VIE	-	5,000
Diodes' interest receivable from VIE	-	222
Diodes' maximum exposure to loss	$44,420	$15,222

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

Summary for the Three Months Ended June 30, 2023

•
Net sales were $467.2 million, a decrease of 6.8% from the $501.0 million in the second quarter 2022 and flat when compared to the first quarter 2023;
•
Gross profit was $195.4 million, a decrease of 5.4% from the $206.5 million in the second quarter 2022 and an increase of 0.5% from the $194.5 million in the first quarter 2023;
•
Gross profit margin was 41.8%, an increase of 60 basis points from the 41.2% in the second quarter 2022 and an increase of 20 basis points when compared to the first quarter 2023;
•
Net income attributable to common stockholders was $82.0 million, compared to $80.2 million in the second quarter 2022 and $71.2 million in the first quarter 2023;
•
Earnings per share attributable to common stockholders was $1.77 per diluted share, compared to $1.75 per diluted share in the second quarter 2022 and $1.54 per diluted share in the first quarter of 2023; and
•
We achieved $92.6 million cash flow from operations. We had cash capital expenditures of $37.0 million, or 7.9% of net sales and a decrease in debt of $34.4 million.

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

As of June 30, 2023, our cash, cash equivalents, and short-term investments were $330.7 million, and we had access to additional borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended June 30,
	2023	2022
Net sales	100%	100%
Cost of goods sold	(58)	(59)
Gross profit	42	41
Total operating expense	23	20
Income from operations	20	21
Total other income (expense)	2	(1)
Income before income taxes and noncontrolling interest	22	20
Income tax provision	(4)	(4)
Net income	18	17
Net income attributable to common stockholders	18	16

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change
Net sales	$467,152	$500,972	$(33,820)	(6.8%)
Cost of goods sold	271,776	294,446	(22,670)	(7.7%)
Gross profit	195,376	206,526	(11,150)	(5.4%)
Total operating expense	105,809	100,288	5,521	5.5%
Interest income	2,224	861	1,363	158.3%
Interest expense	(2,189)	(1,590)	599	37.7%
Foreign currency (loss) gain, net	(2,217)	1,819	4,036	221.9%
Unrealized gain (loss) on investments	12,172	(7,764)	19,936	256.8%
Other income	1,398	1,647	(249)	(15.1%)
Income tax provision	17,224	18,461	(1,237)	(6.7%)

Net sales decreased approximately $33.8 million, or 6.8%, for the three months ended June 30, 2023, compared to the same period last year. This decrease was the result of an economic slowdown resulting in less demand for our products, partially offset by improvements in product mix. During the second quarter of 2023, the Company experienced strong margin performance driven by execution on new product initiatives and product mix improvements. During the three months ended June 30, 2023, weighted-average sales price increased 9.9%, when compared to the same period in 2022. A key contributor to the improved product mix has been the Company's success in the automotive and industrial end markets, which together accounted for 48% of our total product revenue for the three months ended June 30, 2023.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022
Industrial	29%	27%
Automotive	19%	14%
Computing	22%	24%
Consumer	18%	19%
Communications	12%	16%

Cost of goods sold decreased approximately $22.7 million for the three months ended June 30, 2023, compared to the same period last year, due to the decreased net sales during the three months ended June 30, 2023. As a percent of sales, cost of goods sold was 58.2% for the three months ended June 30, 2023, compared to 58.8% for the same period last year. Average unit cost increased approximately 8.8% for the three months ended June 30, 2023, compared to the same period last year due to cost increases from various subcontractors and foundries and the improvement in product mix. For the three months ended June 30, 2023, gross profit decreased approximately 5.4% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2023 and 2022 was 41.8% and 41.2%, respectively.

Operating expenses for the three months ended June 30, 2023, increased $5.5 million when compared to the three months ended June 30, 2022. Operating expenses as a percentage of net sales was 22.7% and 20.0% for the three months ended June 30, 2023 and 2022, respectively. Selling, general and administrative expenses (“SG&A”) decreased approximately $1.6 million as compared to the same period last year. Research and development expenses (“R&D”) increased approximately $3.8 million due to increases in materials, wages and benefits and depreciation, partially offset by decreases in supplies and professional services fees as compared to the same period last year. SG&A, as a percentage of net sales, was 14.4% and 13.8% for the three months ended June 30, 2023 and 2022, respectively. R&D, as a percentage of net sales, was 7.4% and 6.1% for the three months ended June 30, 2023 and 2022, respectively.

Interest income increased $1.4 million, or 158.3% for the three months ended June 30, 2023, compared to the same period last year due to higher interest rates and increased investment levels. Interest expense increased $0.6 million, or 37.7% for the three months ended June 30, 2023, compared to the same period last year, due to an increase in interest rates and the costs associated with a debt modification, partially offset by lower debt levels. Unrealized gain on investments increased from 2022 due to mark to market adjustments on investments.

We recognized an income tax expense of approximately $17.2 million and $18.5 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense for the three months ended June 30, 2023 compared to the same period in 2022 was primarily attributable to a decrease in pretax book income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Six Months Ended June 30,
	2023	2022
Net sales	100%	100%
Cost of goods sold	(58)	(59)
Gross profit	42	41
Total operating expense	23	21
Income from operations	19	20
Total other income (expense)	1	(1)
Income before income taxes and noncontrolling interest	20	20
Income tax provision	(4)	(4)
Net income	16	16
Net income attributable to common stockholders	16	16

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended
	June 30,
	2023	2022	Increase/(Decrease)	% Change
Net sales	$934,393	$983,095	$(48,702)	(5.0%)
Cost of goods sold	544,563	579,872	(35,309)	(6.1%)
Gross profit	389,830	403,223	(13,393)	(3.3%)
Total operating expense	213,836	203,927	9,909	4.9%
Interest income	3,996	1,687	2,309	136.9%
Interest expense	(4,321)	(2,704)	1,617	59.8%
Foreign currency (loss) gain, net	(4,110)	3,540	7,650	216.1%
Unrealized gain (loss) on investments	16,061	(13,312)	29,373	220.7%
Other income	1,928	3,523	(1,595)	(45.3%)
Income tax provision	33,840	35,107	(1,267)	(3.6%)

Net sales decreased approximately $48.7 million, or 5.0%, for the six months ended June 30, 2023, compared to the same period last year. This decrease was the result of an economic slowdown resulting in less demand for our products, partially offset by improvements in product mix. During the first six months of 2023, the Company experienced strong margin performance driven by execution on new product initiatives and product mix improvements. During the six months ended June 30, 2023, weighted-average sales price increased 13.3%, when compared to the same period in 2022. A key contributor to the improved product mix has been the

Company's success in the automotive and industrial end markets, which together accounted for 47% of our total product revenue for the six months ended June 30, 2023.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Industrial	29%	27%
Automotive	18%	14%
Computing	22%	25%
Consumer	18%	18%
Communications	13%	16%

Cost of goods sold decreased approximately $35.3 million for the six months ended June 30, 2023, compared to the same period last year, due to the decreased net sales during the six months ended June 30, 2023. As a percent of sales, cost of goods sold was 58.3% for the six months ended June 30, 2023, compared to 59.0% for the same period last year. Average unit cost increased approximately 11.9% for the six months ended June 30, 2023, compared to the same period last year due to cost increases from various subcontractors and foundries and the improvement in product mix. For the six months ended June 30, 2023, gross profit decreased approximately 3.3% when compared to the same period last year. Gross profit margin for the six month periods ended June 30, 2023 and 2022 was 41.7% and 41.0%, respectively.

Operating expenses for the six months ended June 30, 2023, increased $9.9 million when compared to the six months ended June 30, 2022. Operating expenses as a percentage of net sales was 22.9% and 20.7% for the six months ended June 30, 2023 and 2022, respectively. SG&A decreased approximately $2.0 million as compared to the same period last year. R&D increased approximately $8.4 million due to increases in materials, supplies, wages and benefits and depreciation, partially offset by decreases in professional services fees as compared to the same period last year. SG&A, as a percentage of net sales, was 14.8% and 14.3% for the six months ended June 30, 2023 and 2022, respectively. R&D, as a percentage of net sales, was 7.3% and 6.1% for the six months ended June 30, 2023 and 2022, respectively.

Interest income increased $2.3 million, or 136.9% for the six months ended June 30, 2023, compared to the same period last year due to higher interest rates and increased investment levels. Interest expense increased $1.6 million, or 59.8% for the six months ended June 30, 2023, compared to the same period last year, due to an increase in interest rates and the costs associated with a debt modification, partially offset by lower debt levels. Unrealized gain on investments increased from 2022 due to mark to market adjustments on investments.

We recognized an income tax expense of approximately $33.8 million and $35.1 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense for the six months ended June 30, 2023 compared to the same period in 2022 was primarily attributable to a decrease in pretax book income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $341.1 million at December 31, 2022 to $324.7 million at June 30, 2023. This decrease in cash, cash equivalents and restricted cash reflects normal operations of the Company. As of June 30, 2023, we had short-term investments totaling $9.0 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At June 30, 2023 and December 31, 2022, our working capital was $747.4 million and $729.1 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of June 30, 2023, our foreign subsidiaries held approximately $252.1 million of cash, cash equivalents and investments of which approximately $52.9 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $52.9 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $139.1 million. At June 30, 2023, outstanding borrowings were $33.7 million and outstanding letters of credit were $0.4 million under the Asia credit facilities.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a $225.0 million revolving senior credit facility, with no outstanding balance at June 30, 2023. The U.S. Credit Agreement matures in May 2028.

In addition to the liquidity provided by the U.S. Credit Agreement, our 51% owned subsidiary, Eris Technology Company ("ERIS"), borrowed $24.9 million on a long-term basis from local Taiwan banks. The ERIS debt matures in periods through 2033.

Because some of our outstanding debt is subject to variable interest rates, the recent rise in interest rates will potentially increase our overall debt service cost. If interest rates continue to rise globally, our cost of capital may increase in the future.

Discussion of Cash Flow

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2023	2022
Net cash flows provided by operating activities	$192,428	$157,339
Net cash and cash equivalents used in investing activities	(97,491)	(164,568)
Net cash and cash equivalents used in financing activities	(106,659)	(38,790)
Effect of exchange rate changes on cash and cash equivalents	(4,641)	(13,252)
Change in cash and cash equivalents, including restricted cash	$(16,363)	$(59,271)

Operating Activities

Net cash flows provided by operating activities for the six months ended June 30, 2023 was $192.4 million. Net cash flows provided by operating activities for the six months ended June 30, 2023 resulted from net income of $155.7 million, depreciation and amortization of intangible assets of $67.9 million and share-based compensation of $17.5 million. The increases were partially offset by a decrease in operating asset and liability accounts of $32.0 million and a non-cash investment gain of $16.0 million. Net cash flows provided by operating activities for the six months ended June 30, 2022 was $157.3 million. Net cash flows provided by operating activities for the six months ended June 30, 2022 resulted from net income of $156.9 million, depreciation and amortization of intangible assets of $59.9 million, share-based compensation of $16.5 million and net non-cash investment losses of $13.2 million. The increases were partially offset by a decrease in operating asset and liability accounts of $80.9 million and a gain in the disposal of property, plant and equipment of $3.8 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $97.5 million for the six months ended June 30, 2023. Net cash and cash equivalents used in investing activities for the six months ended June 30, 2023 was primarily due to purchases of property, plant and equipment of $85.0 million, or 9.1% of net sales, due to the expansion of a wafer fabrication facility located in Hsinchu Science Park in Taiwan and the additional investment of $13.9 million in a privately held wafer design company. We expect capital expenditures for the twelve months ended December 31, 2023 to be within our target model. Net cash and cash equivalents used in investing activities was $164.6 million for the six months ended June 30, 2022. Net cash and cash equivalents used in investing activities for the six months ended June 30, 2022 was primarily due to the acquisition of SPFAB for $80.4 million and purchases of property, plant and equipment of $78.1 million or 7.9% of net sales.

Financing Activities

Net cash and cash equivalents used in financing activities was $106.7 million for the six months ended June 30, 2023. Net cash used in financing activities in the six months ended June 30, 2023 consisted primarily of $95.2 million of net reductions in our debt and taxes paid on net share settlements of $10.6 million. Net cash and cash equivalents used in financing activities was $38.8 million for the six months ended June 30, 2022. Net cash used in financing activities in the six months ended June 30, 2022 consisted primarily of $32.5 million of net reductions in our debt and taxes paid on net share settlements of $8.9 million.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of June 30, 2023, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On May 26, 2023, Andy (Kuo-Ting) Tsong, President of the Company's Asia Pacific Region, entered into a 10b5-1 sales plan (the “Tsong 10b5-1 Sales Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Tsong 10b5-1 Sales Plan will be in effect until the earlier of (1) November 24, 2023 and (2) the date on which an aggregate of 1,670 shares of the Company’s common stock have been sold under the 10b5-1 Sales Plan.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Third Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Diodes Incorporated, Diodes Holding UK Limited, Diodes Zetex Limited, Diodes US Manufacturing Incorporated, Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, and the other Lenders party thereto.	8-K	June 2, 2023	10.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File, formatted in Inline XBRL				X

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

DIODES INCORPORATED
(Registrant)

August 8, 2023	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)