Form 10-Q
period 2023-09-30
DIODES INC /DEL/
filed 2023-11-08
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s Common Stock outstanding as of November 2, 2023 was 45,938,233.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$295,045	$336,732
Restricted cash	2,592	4,367
Short-term investments	9,872	7,059
Accounts receivable, net of allowances of $4,686 and $5,852 at September 30, 2023 and December 31, 2022, respectively	414,188	369,233
Inventories	343,694	360,281
Prepaid expenses and other	117,191	83,999
Total current assets	1,182,582	1,161,671
Property, plant and equipment, net	736,126	736,730
Deferred income tax	35,788	35,308
Goodwill	143,745	144,757
Intangible assets, net	67,445	79,137
Other long-term assets	174,536	130,709
Total assets	$2,340,222	$2,288,312

Liabilities
Current liabilities:
Lines of credit	$29,429	$36,280
Accounts payable	161,079	160,442
Accrued liabilities and other	193,383	214,433
Income tax payable	29,892	19,682
Current portion of long-term debt	1,124	1,693
Total current liabilities	414,907	432,530
Long-term debt, net of current portion	22,645	147,470
Deferred tax liabilities	12,982	12,903
Unrecognized tax benefits	31,595	31,594
Other long-term liabilities	99,210	80,896
Total liabilities	581,339	705,393

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,936,090 shares and 45,469,722 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	36,817	36,503
Additional paid-in capital	502,482	494,773
Retained earnings	1,649,982	1,448,092
Treasury stock, at cost 9,286,862 shares and 9,281,581 shares at September 30, 2023 and December 31, 2022, respectively	(337,986)	(337,490)
Accumulated other comprehensive loss	(161,633)	(128,233)
Total stockholders' equity	1,689,662	1,513,645
Noncontrolling interest	69,221	69,274
Total equity	1,758,883	1,582,919
Total liabilities and stockholders' equity	$2,340,222	$2,288,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$404,647	$521,273	$1,339,040	$1,504,368
Cost of goods sold	248,771	303,455	793,334	883,327
Gross profit	155,876	217,818	545,706	621,041

Operating expenses
Selling, general and administrative	62,964	68,545	201,455	209,055
Research and development	34,068	32,787	101,911	92,226
Amortization of acquisition related intangible assets	3,808	3,938	11,476	11,780
Restructuring cost	2,566	-	2,566	-
Other operating (income) expense	(1,404)	102	(1,570)	(3,762)
Total operating expense	102,002	105,372	315,838	309,299

Income from operations	53,874	112,446	229,868	311,742

Other income (expense)
Interest income	4,507	862	8,503	2,549
Interest expense	(898)	(2,724)	(5,219)	(5,428)
Foreign currency gain (loss), net	1,314	(1,008)	(2,796)	2,532
Unrealized gain (loss) on investments	401	(2,648)	16,462	(15,960)
Other income	1,309	2,218	3,237	5,741
Total other income (expense)	6,633	(3,300)	20,187	(10,566)

Income before income taxes and noncontrolling interest	60,507	109,146	250,055	301,176
Income tax provision	10,674	20,172	44,514	55,279
Net income	49,833	88,974	205,541	245,897
Less net income attributable to noncontrolling interest	(1,113)	(2,588)	(3,651)	(6,665)
Net income attributable to common stockholders	$48,720	$86,386	$201,890	$239,232

Earnings per share attributable to common stockholders:
Basic	$1.06	$1.90	$4.41	$5.28
Diluted	$1.05	$1.88	$4.36	$5.21
Number of shares used in earnings per share computation:
Basic	45,936	45,475	45,758	45,283
Diluted	46,320	46,014	46,296	45,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$49,833	$88,974	$205,541	$245,897
Unrealized (loss) gain on defined benefit plan, net of tax	(4,009)	(391)	(1,930)	5,209
Unrealized (loss) gain on derivative instruments, net of tax	(2,464)	4,939	(4,143)	9,833
Unrealized foreign currency loss, net of tax	(16,056)	(55,054)	(27,327)	(109,005)
Comprehensive income	27,304	38,468	172,141	151,934
Less: Comprehensive income attributable to noncontrolling interest	(1,113)	(2,588)	(3,651)	(6,665)
Total comprehensive income attributable to common stockholders	$26,191	$35,880	$168,490	$145,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2023	55,032	$36,690	(9,283)	$(337,670)	$501,302	$1,601,262	$(139,104)	$1,662,480	$68,098	$1,730,578
Total comprehensive income (loss)	-	-	-	-	-	48,720	(22,529)	26,191	1,113	27,304
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	10	10
Common stock issued for share-based plans	191	127	-	-	(127)	-	-	-	-	-
Share-based compensation	-	-	-	-	5,928	-	-	5,928	-	5,928
Deferred compensation plan	-	-	(4)	(316)	316	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(4,937)	-	-	(4,937)	-	(4,937)
Balance, September 30, 2023	55,223	$36,817	(9,287)	$(337,986)	$502,482	$1,649,982	$(161,633)	$1,689,662	$69,221	$1,758,883

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2022	54,751	$36,503	(9,282)	$(337,490)	$494,773	$1,448,092	$(128,233)	$1,513,645	$69,274	$1,582,919
Total comprehensive income (loss)	-	-	-	-	-	201,890	(33,400)	168,490	3,651	172,141
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	(3,704)	(3,704)
Common stock issued for share-based plans	472	314	-	-	(314)	-	-	-	-	-
Share-based compensation	-	-	-	-	23,111	-	-	23,111	-	23,111
Deferred compensation plan	-	-	(5)	(496)	496	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(15,584)	-	-	(15,584)	-	(15,584)
Balance, September 30, 2023	55,223	$36,817	(9,287)	$(337,986)	$502,482	$1,649,982	$(161,633)	$1,689,662	$69,221	$1,758,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2022	54,562	$36,376	(9,273)	$(337,112)	$478,374	$1,269,655	$(93,974)	$1,353,319	$64,140	$1,417,459
Total comprehensive income (loss)	-	-	-	-	-	86,386	(50,506)	35,880	2,588	38,468
Net changes in noncontrolling interest	-	-	-	-	-	-		-	54	54
Common stock issued for share-based plans	188	125	-	-	(126)	-	-	(1)	-	(1)
Share-based compensation	-	-	-	-	10,140	-	-	10,140	-	10,140
Deferred compensation plan	-	-	(9)	(378)	378	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(3,416)	-	-	(3,416)	-	(3,416)
Balance, September 30, 2022	54,750	$36,501	(9,282)	$(337,490)	$485,350	$1,356,041	$(144,480)	$1,395,922	$66,782	$1,462,704

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2021	54,290	$36,195	(9,273)	$(336,894)	$471,649	$1,116,809	$(50,517)	$1,237,242	$65,482	$1,302,724
Total comprehensive income (loss)	-	-	-	-	-	239,232	(93,963)	145,269	6,665	151,934
Net changes in noncontrolling interest	-	-	-	-	(1,014)	-		(1,014)	(5,365)	(6,379)
Common stock issued for share-based plans	460	306	-	-	(167)	-	-	139	-	139
Share-based compensation	-	-	-	-	26,566	-	-	26,566	-	26,566
Deferred compensation plan	-	-	(9)	(596)	596	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(12,280)	-	-	(12,280)	-	(12,280)
Balance, September 30, 2022	54,750	$36,501	(9,282)	$(337,490)	$485,350	$1,356,041	$(144,480)	$1,395,922	$66,782	$1,462,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$205,541	$245,897
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	91,220	81,622
Amortization of intangible assets	11,476	11,780
Share-based compensation expense	23,436	26,724
Deferred income taxes	(2,479)	(2,723)
Investment (gain) loss	(17,555)	15,778
Gain on disposal of property, plant and equipment	(1,554)	(3,677)
Other	(2,260)	(3,614)
Changes in operating assets:
Change in accounts receivable	(49,452)	(33,819)
Change in inventory	10,905	(51,402)
Change in other operating assets	(42,144)	(40,587)
Changes in operating liabilities:
Change in accounts payable	3,312	(10,522)
Change in accrued liabilities	(1,915)	35,552
Change in income tax payable	10,940	23,124
Change in other operating liabilities	3,051	(4,567)
Net cash flows provided by operating activities	242,522	289,566

Cash flows from investing activities
Acquisitions, net of cash received	-	(85,692)
Purchases of property, plant and equipment	(123,472)	(147,927)
Proceeds from sale of property, plant and equipment	2,077	414
Proceeds from short-term investments	2,768	5,081
Purchases of short-term investments	(6,065)	(6,500)
Purchases of securities	(13,901)	(4,051)
Proceeds from sales of securities	3,891	2
Other	5,331	13,073
Net cash and cash equivalents used in investing activities	(129,371)	(225,600)

Cash flows from financing activities
Advances on lines of credit and short-term debt	16,209	56,839
Repayments of lines of credit and short-term debt	(21,310)	(35,382)
Proceeds from long-term debt	25,204	324,718
Repayments of long-term debt	(150,527)	(344,390)
Net proceeds from issuance of common stock	-	139
Repayment of and proceeds from finance lease obligation	(34)	(61)
Taxes paid related to net share settlement	(15,584)	(12,280)
Net changes in noncontrolling interest	117	2,756
Other	(4,753)	(3,716)
Net cash and cash equivalents used in financing activities	(150,678)	(11,377)

Effect of exchange rate changes on cash and cash equivalents	(5,935)	(33,575)
Change in cash and cash equivalents, including restricted cash	(43,462)	19,014
Cash and cash equivalents, beginning of period, including restricted cash	341,099	366,818
Cash and cash equivalents, end of period, including restricted cash	$297,637	$385,832

Supplemental Cash Flow Information
Interest paid during the period	$4,226	$4,692
Taxes paid during the period	$87,725	$50,192

Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$14,730	$36,511

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2022 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2023 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2023.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the nine months ended September 30, 2023 and 2022, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Earnings (numerator)
Net income attributable to common stockholders	$48,720	$86,386	$201,890	$239,232

Shares (denominator)
Weighted average common shares outstanding (basic)	45,936	45,475	45,758	45,283
Dilutive effect of stock options and stock awards outstanding	384	539	538	655
Adjusted weighted average common shares outstanding (diluted)	46,320	46,014	46,296	45,938

Earnings per share attributable to common stockholders
Basic	$1.06	$1.90	$4.41	$5.28
Diluted	$1.05	$1.88	$4.36	$5.21

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	271	104	94	83

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2023	December 31, 2022
Finished goods	$95,181	$96,659
Work-in-progress	64,789	80,616
Raw materials	183,724	183,006
Total	$343,694	$360,281

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2022	$144,757
Foreign currency translation adjustment	(1,012)
Balance at September 30, 2023	$143,745

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2023	2022
Intangible assets subject to amortization:
Gross carrying amount	$250,747	$250,747
Accumulated amortization	(184,013)	(172,537)
Foreign currency translation adjustment	(8,384)	(8,141)
Total	58,350	70,069
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(1,208)	(1,235)
Total	9,095	9,068
Total intangible assets, net	$67,445	$79,137

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2023	2022
Three Months Ended September 30,	$3,808	$3,938
Nine Months Ended September 30,	$11,476	$11,780

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Domestic pre-tax income	$21,480	$53,967	$118,209	$185,839
Foreign pre-tax income	$39,026	$55,179	$131,845	$115,337
Income tax provision	$10,674	$20,172	$44,514	$55,279
Effective tax rate	17.6%	18.5%	17.8%	18.4%
Impact of tax holidays on tax expense	$(216)	$(173)	$111	$1,118
Earnings per share impact of tax holidays:
Basic	$-	$0.01	$-	$(0.02)
Diluted	$-	$0.01	$-	$(0.02)

The decrease in the effective tax rate for the three and nine months ended September 30, 2023, when compared to the three and nine months ended September 30, 2022, is primarily attributable to the geographical mix of pre-tax income and loss across tax jurisdictions relative to the Company’s consolidated pre-tax income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to certain earnings of our European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012, or for the tax years 2015 - 2018. We are no longer subject to China income tax examinations by tax authorities for tax years before 2012. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2016. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2023, the gross amount of unrecognized tax benefits was approximately $51.5 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of goods sold	$521	$485	$1,354	$1,168
Selling, general and administrative	4,216	8,529	18,827	22,309
Research and development	1,233	1,197	3,255	3,247
Total share-based compensation expense	$5,970	$10,211	$23,436	$26,724

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

As of September 30, 2023, total unrecognized share-based compensation expense related to share grants was approximately $71.6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Modification. During the nine months ended September 30, 2023 we modified previously granted stock awards for two corporate officers who retired. The result of the modification was the acceleration of the vesting of 54,525 stock awards for the corporate officers. The incremental expense recorded for this modification was approximately $2.1 million, which was expensed in SG&A in the nine months ended September 30, 2023.

NOTE 7 – Enterprise Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas and Europe. During the three months ended September 30, 2023, one customer accounted for approximately $64.8 million or 16.0% of our net sales. During the three months ended September 30, 2022, two customers accounted for $58.7 million, or 11.3%, and $56.4 million, or 10.8%, respectively, of our net sales. During the nine months ended September 30, 2023, two customers accounted for $169.8 million, or 12.7%, and $153.6 million, or 11.5%, respectively, of our net sales. No customer accounted for 10% or greater of our net sales during any other period presented in this Quarterly Report on Form 10-Q, and no customer accounted for 10% or more of our outstanding accounts receivable at any point in the periods presented in this Quarterly Report on Form 10-Q. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q, are broad-based global distributors that sell to thousands of different end users.

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

For the Three Months Ended September 30, 2023	Asia	Americas	Europe	Consolidated
Total sales	$379,181	$291,359	$97,625	$768,165
Intercompany elimination	(169,629)	(159,114)	(34,775)	(363,518)
Net sales	$209,552	$132,245	$62,850	$404,647

For the Three Months Ended September 30, 2022	Asia	Americas	Europe	Consolidated
Total sales	$473,454	$373,663	$98,100	$945,217
Intercompany elimination	(201,487)	(189,643)	(32,814)	(423,944)
Net sales	$271,967	$184,020	$65,286	$521,273

As of and for the
Nine Months Ended September 30, 2023	Asia	Americas	Europe	Consolidated
Total sales	$1,206,777	955,944	$315,063	$2,477,784
Intercompany elimination	(539,598)	(499,802)	(99,344)	(1,138,744)
Net sales	$667,179	$456,142	$215,719	$1,339,040

Property, plant and equipment, net	$537,040	$86,951	$112,135	$736,126
Total assets	$1,562,240	$520,608	$257,374	$2,340,222

As of and for the
Nine Months Ended September 30, 2022	Asia	Americas	Europe	Consolidated
Total sales	$1,388,493	$981,317	$262,556	$2,632,366
Intercompany elimination	(525,306)	(513,814)	(88,878)	(1,127,998)
Net sales	$863,187	$467,503	$173,678	$1,504,368

Property, plant and equipment, net	$500,534	$96,691	$101,227	$698,452
Total assets	$1,614,300	$509,439	$238,825	$2,362,564

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or Distributor):

	For the Three Months Ended September 30,
Net Sales by Region	2023	2022
Asia	$292,968	$383,236
Europe	73,555	77,162
Americas	38,124	60,875
Total net sales	$404,647	$521,273

Net Sales by Type
Direct sales	$137,661	$153,732
Distributor sales	266,986	367,541
Total net sales	$404,647	$521,273

	For the Nine Months Ended September 30,
Net Sales by Region	2023	2022
Asia	$930,891	$1,120,107
Europe	242,783	209,965
Americas	165,366	174,296
Total net sales	$1,339,040	$1,504,368

Net Sales by Type
Direct sales	$416,689	$449,399
Distributor sales	922,351	1,054,969
Total net sales	$1,339,040	$1,504,368

Net sales from products shipped to China was $189.7 million and $246.2 million for the three months ended September 30, 2023 and 2022, respectively. Net sales from products shipped to China was $541.3 million and $717.2 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 8 – Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $139.2 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at SOFR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of September 30, 2023, was approximately $109.4 million, net of $29.4 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

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

Borrowings outstanding as of September 30, 2023 and December 31, 2022, are set forth in the table below:

	September 30,	December 31,		Current Amount
Description	2023	2022	Interest Rate	Maturity
Short-term debt	$29,429	$36,280	Various indices plus margin	Various during 2023 & 2024

Long-term debt
Notes payable to Bank of Taiwan	1,848	2,063	2-yr deposit rate floating plus 0.1148%	June-2033
Notes payable to Bank of Taiwan	1,549	1,628	2-yr deposit rate floating plus 0.082%	September-2025
Notes payable to CTBC Bank	3,098	3,256	TAIBOR 3M plus 0.5%	December-2024
Notes payable to CTBC Bank	12,647	13,840	TAIBOR 3M plus 0.5%	May-2028
Notes payable to E Sun Bank	3,098	3,256	1-M deposit rate floating plus 0.08%	December-2024
Notes payable to E Sun Bank	221	276	1-M deposit rate floating plus 0.08%	July-2027
Notes payable to E Sun Bank	1,308	1,516	1-M deposit rate floating plus 0.08%	July-2027
Notes payable to HSBC	-	105,000	1M SOFR+Margin	January-2025
Notes payable to HSBC	-	18,558	1M SOFR+Margin	January-2025
Notes Payable to E Sun Bank	-	166	2-yr deposit rate plus annual rate floating	September-2023
Notes Payable to Taishin International Bank	-	43	Annual rate plus cost of capital	April-2023
Notes Payable to Taishin International Bank	-	11	Fixed annual rate	April-2023
Notes Payable to Taishin International Bank	-	217	Fixed annual rate	April-2024
Notes payable to Chang Hwa Bank	-	518	2-yr deposit rate floating plus 1.405% - 1.655%	June-July 2026
Total long-term debt	23,769	150,348
Less: Current portion of long-term debt	(1,124)	(1,693)
Less: Unamortized debt costs	-	(1,185)
Total long-term debt, net of current portion	$22,645	$147,470

NOTE 9 – Commitments and Contingencies

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $37.7 million at September 30, 2023. As of September 30, 2023, we also had a commitment to purchase approximately $68.7 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2025.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of September 30, 2023, the underfunded liability for this defined benefit plan was approximately $10.0 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.4 million based on a GBP: USD exchange rate of 1:1.2) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the annual payments to be made by December 31, 2023 through December 31, 2028. A final payment of GBP 1.5 million (approximately $1.8 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029.

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

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of September 30, 2023 and December 31, 2022, we had $220.3 million and $183.1 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification ("ASC") No. 815.

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

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	Fair Value
	Other Assets		Other Liabilities
	2023	2022	2023	2022
Cross-currency swaps	$7,285	$1,427	$7,190	$6,314
Foreign-currency forward contracts	-	-	7,285	-

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating lease expense	$3,184	$3,265	$9,788	$10,124
Finance lease expense:
Amortization of assets	9	4	24	9
Interest on lease liabilities	1	–	2	–
Short-term lease expense	583	231	1,288	757
Variable lease expense	1,134	855	3,215	2,692
Total lease expense	$4,911	$4,355	$14,317	$13,582

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	September 30, 2023	December 31, 2022
Operating leases:
Operating lease ROU assets	$51,805	$43,907

Current operating lease liabilities	8,498	7,390
Noncurrent operating lease liabilities	27,942	20,765
Total operating lease liabilities	$36,440	$28,155

Finance leases:
Finance lease ROU assets	$2,625	$2,618
Accumulated amortization	(2,559)	(2,542)
Finance lease ROU assets, net	$66	$76

Current finance lease liabilities	$35	$30
Non-current finance lease liabilities	31	46
Total finance lease liabilities	$66	$76

Weighted average remaining lease term (in years):
Operating leases	7.7	8.2
Finance leases	2.0	2.6

Weighted average discount rate:
Operating leases	4.1%	4.2%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$14,295	$14,104
Operating cash outflows from finance leases	2	–
Financing cash outflow from finance leases	34	61

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	13,360	6,845

The table below sets forth information about lease liability maturities:

	September 30, 2023
	Operating Leases	Finance Leases
2023	$2,745	$9
2024	9,304	36
2025	7,965	21
2026	6,208	2
2027	3,868	-
2028	1,854	-
2029 and thereafter	11,260	-
Total lease payments	43,204	68
Less: imputed interest	(6,764)	(2)
Total lease obligations	36,440	66
Less: current obligations	(8,498)	(35)
Long-term lease obligations	$27,942	$31

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At September 30, 2023 and December 31, 2022, these investments totaled approximately $13.5 million and $12.1 million, respectively.

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

We purchase wafers from Nuvoton for use in our production process and we have an agreement to purchase approximately $21.4 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationships Nuvoton to be mutually beneficial and plan to continue our strategic alliance with Nuvoton.

JCP is a frequency control product manufacturing company from which we purchase material and in which we have made an equity investment. We account for this investment using the equity method of accounting.

The table below set forth the net sales, purchases and expenses with our related parties for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Keylink:
Net sales	$3,630	$4,760	$10,118	$14,675
Purchases	$404	$608	$1,123	$1,536
Plating, rental and consulting expense	$4,117	$4,803	$12,797	$13,768
Nuvoton:
Net sales	$9	$76	$16	$119
Purchases	$2,837	$3,526	$8,281	$10,686
JCP:
Purchases	$72	$86	$206	$456

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	September 30, 2023	December 31, 2022
Keylink:
Accounts receivable	$35,906	$40,510
Accounts payable	$34,283	$33,733
Nuvoton:
Accounts receivable	$4	$30
Accounts payable	$1,704	$2,859
JCP:
Accounts payable	$74	$133

Note 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of September 30, 2023, the Company had $55.6 million of investments accounted for under the measurement alternative. During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized upward adjustments in value of $15.3 million and $3.9 million, respectively, for a cumulative total of upward adjustments of $19.2 million on these investments. These adjustments were based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The upward adjustments were recorded within other income, in the condensed consolidated statement of operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes.

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Each reporting period, the Company assesses whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

Unconsolidated Variable Interest Entity

During July 2021, the Company acquired an interest in an early stage privately held fabless wafer design company (“PWDC”), located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In May 2023, the Company acquired an additional interest in PWDC by purchasing $13.9 million of preferred stock. As part of the May 2023 agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock and as of September 30, 2023, the Company owns more than 50% of PWDC. The Company determined that PWDC is a VIE and while the Company does no business with PWDC, other than the investment transactions described above, the Company determined that PWDC is a related party. The Company does not have the power to direct the activities that most significantly impact PWDC, and therefore, has determined that the Company is not the primary beneficiary. As the Company is not the primary beneficiary of PWDC, the Company did not consolidate the assets and liabilities of the PWDC in our financial statements and instead accounted for the investment under the measurement alternative described in ASC 321-10-35-2 using the available measurement alternative for equity securities that lack readily determinable fair value. As such, the Company’s investment is measured at cost less impairment, and adjusted to fair value if there are any observable price changes for identical or similar investment of the same issuer.

As a result of entering into an additional interest in PWDC in May 2023, the Company recorded an upward adjustment of $15.3 million during the nine months ended September 30, 2023. PWDC is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in PWDC and notes receivable and accrued interest owed to the Company from the PWDC.

The following is a summary of the Company’s holdings in the VIE, in which we are not the primary beneficiary:

	September 30, 2023	December 31, 2022
Privately Held Wafer Design Company ("PWDC")
VIE total assets	$25,134	$13,671
VIE total liabilities	379	6,625

Diodes' equity in VIE	$44,420	$10,000
Diodes' note receivable from VIE	-	5,000
Diodes' interest receivable from VIE	-	222
Diodes' maximum exposure to loss	$44,420	$15,222

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

Note 16 –Restructuring Costs

In the three months ended September 30, 2023, the Company began the process to consolidate certain activities performed at one of its foreign locations.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Asset impairment	$582	$-	$582	$-
Contract termination	405	-	405	-
Employee severance	1,139	-	1,139	-
Other	440	-	440	-
	$2,566	$-	$2,566	$-

The table below sets forth the costs accrued related to the restructuring:

	Asset Impairment	Contract Termination	Employee Severance	Other	Total
Beginning balance, December 31, 2022	$-	$-	$-	$-	$-
Costs accrued	582	405	1,139	440	2,566
Costs paid	-	-	(1,139)	(115)	(1,254)
Ending balance, September 30, 2023	$582	$405	$-	$325	$1,312

In connection with the restructuring, the Company recorded approximately $0.1 million to assets held for sale. Assets held for sale are in included in prepaid expenses and other in the condensed consolidated balance sheet.

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

Summary for the Three Months Ended September 30, 2023

•
Net sales were $404.6 million, a decrease of 22.4% from the $521.3 million in the third quarter 2022 and a decrease of 13.4% from the $467.2 million in the second quarter 2023;
•
Gross profit was $155.9 million, a decrease of 28.4% from the $217.8 million in the third quarter 2022 and a decrease of 20.2% from the $195.4 million in the second quarter 2023;
•
Gross profit margin was 38.5%, compared to 41.8% in the third quarter 2022 and the second quarter of 2023;
•
Net income attributable to common stockholders was $48.7 million, compared to $86.4 million in the third quarter 2022 and $82.0 million in the second quarter 2023;
•
Earnings per share attributable to common stockholders was $1.05 per diluted share, compared to $1.88 per diluted share in the third quarter 2022 and $1.77 per diluted share in the second quarter of 2023; and
•
We achieved $50.1 million cash flow from operations. We had cash capital expenditures of $38.5 million, or 9.5% of net sales and a decrease in debt of $35.3 million.

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

As of September 30, 2023, our cash, cash equivalents, and short-term investments were $304.9 million, and we had access to additional borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement, which we believe assures us adequate liquidity to manage the impacts of the COVID-19 pandemic on our business and to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended September 30,
	2023	2022
Net sales	100%	100%
Cost of goods sold	(61)	(58)
Gross profit	39	42
Total operating expense	(25)	(20)
Income from operations	13	22
Total other income (expense)	2	(1)
Income before income taxes and noncontrolling interest	15	21
Income tax provision	(3)	(4)
Net income	12	17
Net income attributable to common stockholders	12	17

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change
Net sales	$404,647	$521,273	$(116,626)	(22.4%)
Cost of goods sold	248,771	303,455	(54,684)	(18.0%)
Gross profit	155,876	217,818	(61,942)	(28.4%)
Total operating expense	102,002	105,372	(3,370)	(3.2%)
Interest income	4,507	862	3,645	422.9%
Interest expense	(898)	(2,724)	(1,826)	(67.0%)
Foreign currency gain (loss), net	1,314	(1,008)	2,322	230.4%
Unrealized gain (loss) on investments	401	(2,648)	3,049	115.1%
Other income	1,309	2,218	(909)	(41.0%)
Income tax provision	10,674	20,172	(9,498)	(47.1%)

Net sales decreased approximately $116.6 million, or 22.4%, for the three months ended September 30, 2023, compared to the same period last year due to weaker than expected end-customer demand in the consumer, computing and communications markets as well as overall weakness in the China market. During the three months ended September 30, 2023, weighted-average sales price decreased 16.2%, when compared to the same period in 2022.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Industrial	26%	28%
Automotive	19%	16%
Computing	25%	23%
Consumer	18%	18%
Communications	12%	15%

Cost of goods sold decreased approximately $54.7 million for the three months ended September 30, 2023, compared to the same period last year, due to the decreased net sales during the three months ended September 30, 2023. As a percent of sales, cost of goods sold was 61.5% for the three months ended September 30, 2023, compared to 58.2% for the same period last year. Average unit cost decreased approximately 11.5% for the three months ended September 30, 2023, compared to the same period last year. For the three months ended September 30, 2023, gross profit decreased approximately 28.4% when compared to the same period last year. Gross profit margin for the three month periods ended September 30, 2023 and 2022 was 38.5% and 41.8%, respectively.

Operating expenses for the three months ended September 30, 2023, decreased $3.4 million when compared to the three months ended September 30, 2022. Operating expenses as a percentage of net sales was 25.2% and 20.2% for the three months ended September

30, 2023 and 2022, respectively. Selling, general and administrative expenses (“SG&A”) decreased approximately $5.6 million as compared to the same period last year driven primarily by decreases in wages and benefits and freight and duty costs. These decreases were partially offset by increases in professional services and selling expenses. Research and development expenses (“R&D”) increased approximately $1.3 million due to increases in supplies and depreciation as compared to the same period last year. SG&A, as a percentage of net sales, was 15.6% and 13.1% for the three months ended September 30, 2023 and 2022, respectively. R&D, as a percentage of net sales, was 8.4% and 6.3% for the three months ended September 30, 2023 and 2022, respectively. We incurred restructuring expense of $2.6 million for the three months ended September 30, 2023 due to the Company consolidating certain of its foreign operations. We had not restructuring expense in the same period last year. Other operating income (expense) for the three months ended September 30, 2023 changed to income of $1.4 million in the three months ended September 30, 2023, from an expense of $0.1 million for the three months ended September 30, 2022, due to gains on the disposal of fixed assets.

Interest income increased $3.6 million for the three months ended September 30, 2023, compared to the same period last year due to income earned on financial instruments to hedge the Company's net investment risk as well as higher interest rates earned, partially offset by lower cash balances. Interest expense decreased $1.8 million, or 67.0% for the three months ended September 30, 2023, compared to the same period last year due to lower debt levels partially offset by higher interest rates.. Unrealized gain on investments increased from 2022 due to mark to market adjustments on investments.

We recognized an income tax expense of approximately $10.7 million and $20.2 million for the three months ended September 30, 2023, and 2022, respectively. The decrease in income taxes for 2023 compared to 2022 was primarily attributable to a decrease in pretax book income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment.

Results of Operations for the nine months Ended September 30, 2023 and 2022

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Nine Months Ended September 30,
	2023	2022
Net sales	100%	100%
Cost of goods sold	(59)	(59)
Gross profit	41	41
Total operating expense	(24)	(21)
Income from operations	17	21
Total other income (expense)	2	(1)
Income before income taxes and noncontrolling interest	19	20
Income tax provision	(3)	(4)
Net income	15	16
Net income attributable to common stockholders	15	16

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2023	2022	Increase/(Decrease)	% Change
Net sales	$1,339,040	$1,504,368	$(165,328)	(11.0%)
Cost of goods sold	793,334	883,327	(89,993)	(10.2%)
Gross profit	545,706	621,041	(75,335)	(12.1%)
Total operating expense	315,838	309,299	6,539	2.1%
Interest income	8,503	2,549	5,954	233.6%
Interest expense	(5,219)	(5,428)	(209)	(3.9%)
Foreign currency (loss) gain	(2,796)	2,532	5,328	210.4%
Unrealized gain (loss) on investments	16,462	(15,960)	32,422	203.1%
Other income	3,237	5,741	(2,504)	(43.6%)
Income tax provision	44,514	55,279	(10,765)	(19.5%)

Net sales decreased approximately $165.3 million, or 11.0%, for the nine months ended September 30, 2023, compared to the same period last year. This decrease was the result of an economic slowdown resulting in less demand for our products. During the nine months ended September 30, 2023, weighted-average sales price increased 2.6%, when compared to the same period in 2022.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Industrial	28%	27%
Automotive	19%	14%
Computing	23%	25%
Consumer	18%	18%
Communications	12%	16%

Cost of goods sold decreased approximately $90.0 million for the nine months ended September 30, 2023, compared to the same period last year, due to the decreased net sales during the nine months ended September 30, 2023. As a percent of sales, cost of goods sold was 59.2% for the nine months ended September 30, 2023, compared to 58.7% for the same period last year. Average unit cost increased approximately 3.6% for the nine months ended September 30, 2023, compared to the same period last year due to cost increases from various subcontractors and foundries and the improvement in product mix. For the nine months ended September 30, 2023, gross profit decreased approximately 12.1% when compared to the same period last year. Gross profit margin for the nine month periods ended September 30, 2023 and 2022 was 40.8% and 41.3%, respectively.

Operating expenses for the nine months ended September 30, 2023, increased $6.5 million when compared to the nine months ended September 30, 2022. Operating expenses as a percentage of net sales was 23.6% and 20.6% for the nine months ended September 30, 2023 and 2022, respectively. SG&A decreased approximately $7.6 million as compared to the same period last year due to decreases in wages and benefits and freight and duty costs. These decreases were partially offset by increases in professional services and other selling expenses. R&D increased approximately $9.7 million due to increases in materials, supplies, wages and benefits and depreciation, partially offset by decreases in professional services fees as compared to the same period last year. SG&A, as a percentage of net sales, was 15.0% and 13.9% for the nine months ended September 30, 2023 and 2022, respectively. R&D, as a percentage of net sales, was 7.6% and 6.1% for the nine months ended September 30, 2023 and 2022, respectively. We incurred restructuring expense of $2.6 million for the nine months ended September 30, 2023 due to the Company consolidating certain of its foreign operations. We had no restructuring expense in the same period last year.

Interest income increased $6.0 million, or 233.6% for the nine months ended September 30, 2023, compared to the same period last year due income to on financial instruments used in the Company's net investment hedging program, as well as higher interest rates and increased investment levels. Interest expense decreased $0.2 million, or 3.9% for the nine months ended September 30, 2023, compared to the same period last year, due to lower debt levels. Unrealized gain on investments increased from 2022 due to mark to market adjustments on investments.

We recognized an income tax expense of approximately $44.5 million and $55.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in income taxes for 2023 compared to 2022 was primarily attributable to a decrease in pretax book income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $341.1 million at December 31, 2022 to $297.6 million at September 30, 2023. This decrease in cash, cash equivalents and restricted cash reflects normal operations of the Company. As of September 30, 2023, we had short-term investments totaling $9.9 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At September 30, 2023 and December 31, 2022, our working capital was $767.7 million and $729.1 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of September 30, 2023, our foreign subsidiaries held approximately $215.4 million of cash, cash equivalents and investments of which approximately $46.7 million would be subject to a potential non-U.S.

withholding tax if distributed outside the country in which the cash is currently held. The $46.7 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $139.2 million. At September 30, 2023, outstanding borrowings were $29.4 million and outstanding letters of credit were $0.4 million under the Asia credit facilities.

Long-term debt

The Company maintains a long-term credit facility (“U.S. Credit Agreement”) consisting of a $225.0 million revolving senior credit facility, with no outstanding balance at September 30, 2023. The U.S. Credit Agreement matures in May 2028.

In addition to the liquidity provided by the U.S. Credit Agreement, our 51% owned subsidiary, Eris Technology Company ("ERIS"), borrowed $23.7 million on a long-term basis from local Taiwan banks. The ERIS debt matures in periods through 2033.

Because some of our outstanding debt is subject to variable interest rates, the recent rise in interest rates will potentially increase our overall debt service cost. If interest rates continue to rise globally, our cost of capital may increase in the future.

Discussion of Cash Flow

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2023	2022
Net cash flows provided by operating activities	$242,522	$289,566
Net cash and cash equivalents used in investing activities	(129,371)	(225,600)
Net cash and cash equivalents used in financing activities	(150,678)	(11,377)
Effect of exchange rate changes on cash and cash equivalents	(5,935)	(33,575)
Change in cash and cash equivalents, including restricted cash	$(43,462)	$19,014

Operating Activities

Net cash flows provided by operating activities for the nine months ended September 30, 2023 was $242.5 million. Net cash flows provided by operating activities for the nine months ended September 30, 2023 resulted from net income of $205.5 million, depreciation and amortization of intangible assets of $102.7 million and share-based compensation of $23.4 million. The increases were partially offset by a decrease in operating asset and liability accounts of $65.3 million and a non-cash investment gain of $17.6 million. Net cash flows provided by operating activities for the nine months ended September 30, 2022 was $289.6 million. Net cash flows provided by operating activities for the nine months ended September 30, 2022 resulted from net income of $245.9 million, depreciation and amortization of intangible assets of $93.4 million and share-based compensation of $26.7 million. The increases were partially offset by a decrease in operating asset and liability accounts of $82.2 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $129.4 million for the nine months ended September 30, 2023. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2023 was primarily due to purchases of property, plant and equipment of $123.5 million, or 9.2% of net sales, due to the expansion of a wafer fabrication facility located in Hsinchu Science Park in Taiwan and the additional investment of $13.9 million in a privately held wafer design company. We expect capital expenditures for the twelve months ended December 31, 2023 to be within our target model. Net cash and cash equivalents used in investing activities was $225.6 million for the nine months ended September 30, 2022. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2022 was primarily due to purchases of property, plant and equipment of $147.9, or 9.8% of net sales, and the acquisition of SPFAB for $80.4 million.

Financing Activities

Net cash and cash equivalents used in financing activities was $150.7 million for the nine months ended September 30, 2023. Net cash used in financing activities in the nine months ended September 30, 2023 consisted primarily of $130.4 million of net reductions in our debt and taxes paid on net share settlements of $15.6 million. Net cash and cash equivalents used in financing activities was $11.4 million for the nine months ended September 30, 2022. Net cash used in financing activities in the nine months ended September 30, 2022 consisted primarily of $1.8 million of net increases in our debt offset by $12.3 million in taxes paid on net share settlements.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of September 30, 2023, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIODES INCORPORATED
(Registrant)

November 8, 2023	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)