Form 10-K
period 2023-12-31
DIODES INC /DEL/
filed 2024-02-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the 45,288,669 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $92.49 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.1 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 2, 2024 was 45,939,804.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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

The Company's products include diodes; rectifiers; transistors; MOSFETs; Silicon Carbide ("SiC") diodes and MOSFETs; protection devices; logic; photocoupler; voltage translators; amplifiers and comparators; sensors; and power management devices such as AC-DC converters, DC-DC switching, linear voltage regulators, voltage references, LED drivers, power switches, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

Diodes’ corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California. Design, marketing, and engineering centers are located in Plano, Milpitas, U.S.; Taipei, Taoyuan City, Taiwan; Shanghai, Yangzhou, China; Oldham, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in South Portland, Maine, U.S., Oldham, Greenock, UK; Shanghai and Wuxi, China; and Keelung and Hsinchu, Taiwan. Diodes has assembly and test facilities located in Shanghai, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Milan, Italy; Singapore City, Singapore; Oldham, UK; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

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

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, and Artificial Intelligence of Things ("AIoT");
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Computing: cloud computing including artificial intelligence servers, storage, and data center applications;
•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions; and
•
Consumer: IoT, wearables, home automation, and smart infrastructure.

From 2019 to 2023, our annual net sales grew from $1.2 billion to $1.7 billion, representing a compound annual growth rate of approximately 7.4%. Our product line includes over 28,000 products, and we shipped approximately 42 billion units in 2023, 50 billion units in 2022 and 58 billion units in 2021. The decrease in units shipped in 2023 was driven by softness in demand and inventory adjustments related to the computing, communications and consumer markets.

2023 SUMMARY AND BUSINESS OUTLOOK

In 2023 the Company's net sales decreased 16.9% compared to 2022. This decrease was the result of an economic slowdown resulting in less demand for our products.

We continue to work towards our previously stated goals for 2025 of $1.0 billion in gross profit based upon $2.5 billion in revenue and a gross margin of 40%. At a high level, tactics we intend to use to accomplish these goals include:

•
Total systems solutions, in which we provide a wide range of products that work together in a system which help simplify the design process for our customers, sales approach and content expansion driving growth:
•
Increased focus on high margin market segments (i.e. automotive and industrial) and analog & power discrete product lines; and
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

Broad customer base and diverse end-markets – Our customers are comprised of leading direct sales customers as well as major electronic manufacturing services (“EMS”) providers. We serve over 50,000 customers worldwide. The majority or our customers are served through our distribution network and some are direct customers who purchase directly from the Company. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

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

Management experience – The experience possessed by each member of the Company’s executive team has created significant institutional insight into our markets, customers and operations. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic, analog and mixed-signal semiconductor products – We intend to maintain our rapid pace of new product introductions across all our markets with continued emphasis in the LED lighting market, the industrial market and the automotive market. We will also continue to focus on the high-volume, high-growth applications with short design cycles, such as: IoT, wearables, home automation, and smart infrastructure, portables such as smartphones, tablets and notebooks; other consumer electronics and computing devices. During 2023 and 2022, we continued to achieve many significant new design wins with our direct sales customers. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

See “Risk Factors – A significant part of our growth strategy involves acquiring companies and businesses. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A and Note 20 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR PRODUCTS

Our market focus is on high-growth, end-user applications in the following areas:

Discrete semiconductor products, including: MOSFETs, SiC MOSFETs; protection devices: data line protection, power line protection, thyristers, USB Type-C protection, transient voltage suppressors; Diodes; Schottky diodes, small signal switching diodes, Zener diodes, and SiC diodes; Rectifiers: bridges, super barrier rectifiers, Schottky rectifiers, Schottky bridge rectifiers, fast/ultra-fast rectifiers; bipolar transistors: Avalanche transistors, gate driver transistors, pre-bias transistors;

Analog products, including: power management devices such as AC-DC and DC-DC converters, USB power switches, low dropout, photocoupler and linear voltage regulators; standard linear devices such as operational amplifiers and comparators, current monitors, voltage references, and reset generators; LED lighting drivers; audio amplifiers; and sensor products including Hall-effect sensors and motor drivers;

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

Frequency Control Products (“FCP”) used in many of today’s advanced electronic systems. FCPs are electronic components that provide frequency references such as crystals and crystal oscillators for automotive, industrial, computing, communication and consumer electronic products; and

Contact Image Sensor (CIS) an input device widely applied on, among other things, high-speed copy machines, check scanners, banknote identification validators (ATM, banknote detectors ) and industrial inspection equipment (AOI/AVI). We offer integrated sensor IC, illumination, and rod lenses to form the CIS module.

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of product revenue for each end-market for the last three years:

End-Markets	2023	2022	2021	End product applications
Industrial	27%	27%	23%

Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HVAC/LED lighting, retrofit bulb, smart meters and embedded computers

Automotive	19%	15%	12%	ADAS (advanced driver assistance systems), telematics, infotainment, lighting, BLDC motor control, electrification and powertrain, and battery management
Computing	23%	24%	30%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, artificial intelligence servers, storage, cloud computing, and data center applications
Consumer	18%	19%	19%

Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches, wearable IoT, home automation and smart infrastructure

Communications	13%	15%	16%	5G networks, smartphones, IP gateways, routers, switches, hubs, fiber optics and charging solutions

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

CUSTOMERS

We serve over 50,000 customers worldwide. The majority of our customers are served through our distribution network and some are direct customers who purchase directly from the Company. Our customers represent leading direct sales customers representing a broad range of industries, leading EMS providers and leading distributors. For the twelve months ended December 31, 2023, 2022 and 2021, our direct sales and EMS customers together accounted for 32%, 30% and 34%, respectively, of our net sales. In addition, for information concerning our business with related parties, see “Business – Certain Relationships and Related Party Transactions.”

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2023, 2022 and 2021:

Net Sales by Region	2023	2022	2021
Asia	$1,181,519	$1,480,191	$1,439,545
Europe	287,549	283,900	220,772
Americas	192,671	236,489	144,845
Total net sales	$1,661,739	$2,000,580	$1,805,162

Net Sales by Type	2023	2022	2021
Direct sales	$530,446	$590,173	$607,645
Distributor sales	1,131,293	1,410,407	1,197,517
Total net sales	$1,661,739	$2,000,580	$1,805,162

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales from products shipped to China for the twelve months ended December 31, 2023, 2022 and 2021, was $704.8 million $941.3 million and $938.1 million, respectively. The decline in sales in China is reflective of the overall decrease in demand for semiconductors.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., the U.K., France, Germany, Italy, South Korea, Japan, Hong Kong, Taiwan, Turkey, and China. We also have independent sales representatives in the U.S. and Europe. In addition, we have distributors in the U.S., Asia, and Europe. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai, Shenzhen, Wuhan, Guangzhou, Jinan, and Qingdao, China; Seongnam-si, South Korea; Munich and Frankfurt, Germany; Oldham, England; Tokyo, Japan; Milpitas, California and Plano, Texas, USA. As of December 31, 2023, we also had more than 15 independent sales representative firms marketing our products.

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

Our website, www.diodes.com, features an extensive online product catalog with advanced search capabilities. This, coupled with a comprehensive competitor cross-reference search, facilitates quick and thorough product selection. Our website also provides easy access to our worldwide sales contacts and customer support and incorporates a distributor-inventory check to provide component inventory availability. We have included our website address in this Annual Report solely as an inactive textual reference. We do not incorporate the information on, or accessible through, our website into this Annual Report, and you should not consider any information on or accessible through our website as part of this Annual Report.

MANUFACTURING OPERATIONS AND FACILITIES

We operate assembly and test facilities located in China, Taiwan and Germany. We operate wafer fabrication facilities located in China, Taiwan, Great Britain and the United States. For the years ending December 31, 2023 and 2022, our total cash capital expenditures were approximately $150.8 million and $211.7 million, respectively.

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

As of December 31, 2023, we employed 8,635 employees (including approximately 655 temporary labor or independent contractors). 7,282 of our employees were in Asia, 461 were in the Americas and 892 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement. In Europe all our employees are covered by individual employment agreements with some collective bargaining agreements in place. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, Taiwan, the U.K and the U.S. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the twelve month periods ended December 31, 2023, 2022 and 2021, our capital expenditures for environmental controls have not been material. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Atlas Magnetics ("Atlas") is an early stage privately held fabless wafer design company in which the Company holds a majority equity interest. The Company determined that Atlas is a variable interest entity ("VIE") and that Atlas is a related party. The Company does not have the power to direct the activities that most significantly impact Atlas, and therefore, has determined that the Company is not the primary beneficiary. While the Company does own more than 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to direct the activities that most significantly impact Atlas, including obtaining control of the board of directors, and therefore, has determined that the Company is not the primary beneficiary. For additional information related to Atlas see Note 19 - Equity Investments - Variable Interest Entities, below.

We consider our relationships with Keylink, Nuvoton, JCP and Atlas to be mutually beneficial and plan to continue these strategic alliances.

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

AVAILABLE INFORMATION

Our website address is https://www.diodes.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).

The SEC maintains an Internet site (https://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

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

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements, set forth in this Annual Report on Form 10-K, are made pursuant to the Act.

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

A significant part of our growth strategy involves acquiring companies and businesses. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition.

We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.

We may incur additional costs and face emerging risks associated with environmental, social and governance (“ESG”) factors impacting our operations.

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

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways including by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), ordering businesses to close or limit operations and ordering people to stay at home (i.e., shelter in place), and imposing travel restrictions (including quarantine requirements).

Given these governmental actions, there is no assurance that we will be permitted to operate under every current or future government order or other restriction and in every location where we maintain operations. Any long-term limitations on, or long-term closures of, our manufacturing facilities in the U.S., Asia or Europe would have a negative adverse impact on our ability to manufacture, sell and ship products and service customers and would have a material adverse impact on our business, financial condition and results of operations.

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

The semiconductor industry is characterized by high fixed costs. Notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult economic environments, we could be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, the costs associated with this excess capacity are expensed immediately and not capitalized into inventory, and we generally experience lower gross margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins and this, in turn, could have a material negative impact on our business, operating results and financial condition.

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

In addition, we operate in a few narrow markets of the semiconductor market and, as a result, cyclical fluctuations may affect these segments to a greater extent than they affect the broader semiconductor market. This may cause us to experience greater fluctuations in our operating results and financial condition than compared to some of our broad line semiconductor competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the industrial, automotive, computing, communications and consumer sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our operating results and financial condition.

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

In addition, from time to time, our customers may demand an audit of our records, product manufacturing, qualification, and packaging processes, business practices and other related items to verify that we have complied with our business obligations, standard processes and procedures, product specifications and governing laws and regulations related to our business practices, and in accordance with the agreed terms and conditions of mutual business agreements. If the audit shows any deficiency in any of these categories, our customers may require us to implement extensive protocols to remedy the deficiency, assess us significant penalties, refuse shipments of our products, return existing inventory, cancel orders, or terminate our business relationship, each of which will adversely affect our net sales, operating results and financial condition.

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

A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events, including pandemics and epidemics (such as the outbreak of the COVID-19 virus) and related travel restrictions,. Such disruptions may cause direct injury or damage to our employees and property and related internal controls with significant indirect consequences. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause our customers to seek other suppliers. Such disruptions could have an adverse effect on our operating results and financial condition.

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

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive, and since we operate primarily in a narrow segment of the broader semiconductor industry, this may have a greater effect on us than it would if we were a broad-line semiconductor supplier with a wider range of product types and technologies. Many of our competitors are larger and more established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could harm our business, have a material adverse effect on our competitive position within our industry and harm our relationships with our customers. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing costs and expand our sales. We may not be able to accomplish these goals, which would adversely affect our net sales, market share, operating results and financial condition.

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

A significant part of our growth strategy involves acquiring companies and businesses. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition.

A significant part of our growth strategy involves acquiring companies and businesses. We may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or businesses or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, operating results and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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
•
unexpected losses of key employees or customers of the acquired companies or businesses;
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

We may incur additional costs and face emerging risks associated with environmental, social and governance (“ESG”) factors impacting our operations.

Stakeholders such as investors, employees and the communities in which we operate have increased their focus on our ESG and sustainability related activities, specifically in the corporate social and environmental responsibility (“CSER”) areas. Some investors and customers may use our ESG and sustainability related information as well as third party ESG ratings and metrics to guide their investment strategies and product purchases. If our ESG or CSER policies and practices are perceived to be inadequate, we could face reputational damages or loss of sales and our financial results may be adversely affected.

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

We currently have a floating rate debt that is subject to interest rate changes. See “Liquidity and Capital Resources” below and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December 31, 2023, an increase or decrease in interest rates by 1.0% for the year on our long-term debt would increase or decrease our annual interest rate expense by approximately $0.2 million.

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

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2023, $21.4 million in long-term debt was outstanding. In addition we have short-term foreign credit facilities with borrowing capacities of approximately $147.9 million with an unused amount of $106.8 million.

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

Our U.S. credit facility contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, make restricted payments (including dividends and share repurchases), issue or sell equity interests, engage in different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations and use proceeds from our credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. Our U.S. credit facility also requires us to meet certain financial ratios, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio.

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

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Chengdu and Shanghai, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition. One of our manufacturing facilities and one of our wafer fabrication facilities located in Shanghai were approved for HNTE status for the tax years 2021-2023 and we expect to meet the criteria for 2024 and continue to qualify for the 15% tax rate. The Company expects to continue to meet HNTE requirements in future years. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount. Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

We have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate for this joint venture would increase to 25%, which could adversely affect our operating results and financial condition.

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $0.7 million, $0.2 million and ($0.2) million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the twelve months ended December 31, 2023, 2022 and 2021 was approximately $0.02, $0.00 and $0.00, respectively.

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

As of December 31, 2023, the benefit obligation of the Plan was approximately $108.1 million and the total assets in the Plan were approximately $98.0 million. Therefore, the Plan was underfunded by approximately $10.1 million. The difference between Plan obligations and assets, or the funded status of the Plan, is a significant factor in determining the net periodic benefit costs of the Plan and the ongoing funding requirements of the Plan.

The Plan's trustees are required to review the funding position every three years. An actuarial valuation was performed as of March 31, 2022, resulting in a deficit of approximately GBP 20 million (approximately $26 million based on a GBP: USD exchange rate of 1:1.3). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the first payment made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $1.95 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029. These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2029.

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

The majority of our manufacturing facilities are located in China. For the twelve months ended 2023, 2022 and 2021 our Asian and European subsidiaries represented approximately 68%, 68% and 76%, respectively, of our net sales. There are risks inherent in doing business internationally, including the following, any of which could cause harm to our business:

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
•
the possibility of international conflict, including the ongoing conflict between Ukraine and Russia, and between or among China, the U.K., Germany, Hong Kong, Taiwan and the U.S.;
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

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2023, we had undistributed earnings from non-U.S. operations of approximately $1.3 billion (including approximately $95.7 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $511.4 million of this total. Additional Chinese withholding taxes of approximately $52.0 million would be required should the $511.4 million of such earnings be distributed out of China as dividends.

We could be adversely affected by the compromise or theft of our technology, know-how, data or intellectual property or a requirement that we yield rights in technology, know-how, data stored in foreign jurisdictions or intellectual property that we use in such foreign jurisdictions.

In general, we rely on intellectual property and unfair competition laws and contractual restrictions to protect our technology, know-how, data and intellectual property in the foreign jurisdictions in which we operate. We believe our technology, know-how, data and other intellectual property rights are important to our success. Any unauthorized use of our technology, know-how, data and other intellectual property rights could harm our competitive advantages and business. For example, some jurisdictions have not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk of doing business in such jurisdictions. The measures we take to protect our intellectual property rights may not be adequate. Furthermore, the application of laws governing intellectual property rights in certain foreign jurisdictions is uncertain and evolving, and could involve substantial risks to us. Infringement of our patents or required technology or know-how transfers to foreign entities could create competition for us, and such competition could have a material adverse effect on our longer-term profitability and success.

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

A disruption in production at our manufacturing facilities could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events, including pandemics and epidemics (such as the outbreak of the COVID-19 virus) and related travel restrictions. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production. Such disruptions could have an adverse effect on our operating results and financial condition.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Governance

Cybersecurity risk oversight continues to remain a top priority for the Board of Directors. The Board of Directors is responsible for oversight of the Company’s information security program, including risks of cybersecurity threats. The Risk Oversight Committee and Audit Committee, which support the Board of Directors in the oversight of the Company's information security program are focused on risks from cybersecurity threats, including incident response planning, timely identification and assessment of incidents, incident recovery and business continuity considerations. The Risk Oversight Committee members have varied expertise and experience including risk management, technology and finance, equipping them to oversee cybersecurity risks effectively. The Risk Oversight Committee has delegated day-to-day oversight of our information security program to our executive officers, including the Vice President of Information Technology ("VP of IT") along with our Global Cybersecurity Director ("Director"). Our VP of IT is a 24-year information technology industry veteran having served in key information technology roles at a Fortune 500 company with over 15 years of direct influence over cybersecurity roadmaps and operations. The Director is a 30-year veteran of the information technology industry having served in the military and with a Fortune 500 company with over 20 years of cybersecurity experience including leading incident responses, policy development, and building security architectures. The VP of IT and the Director regularly meet with our President and Chief Financial Officer to inform them of matters related to cybersecurity risks and incidents. These meetings are designed to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant known cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that the Board of Directors has oversight and can provide guidance on critical cybersecurity issues. We believe our information security team is well positioned to identify risks from cybersecurity threats based on numerous job qualifications and on-going training.

Our incident response team, headed by the Director and VP of IT, reports material cybersecurity incidents to our executive officers and to our Board of Directors. The Company has an information security advisory board comprised of senior leaders within the Company. These senior leaders include representation from functions including product line, sales and marketing, manufacturing, legal, finance, human resources, supply chain, information technology and regional representation. Responsibilities of the advisory board include:

•
advise on creation and implementation of information security policy;
•
advise on information security strategic roadmap and investments;
•
review, advise, and promote security education, training and awareness;
•
review and advise on ongoing legal, regulatory, compliance, threat landscape, risks, industry news, and trends concerning cyber security; and
•
review and advise on the mitigation of cybersecurity risks and potential incidents.

The Company has internal disclosure committees made up of members of management to assist in fulfilling its obligations to maintain disclosure controls and procedures and to coordinate and oversee the process of preparing our periodic securities filings with the SEC. The disclosure committees are composed of members of management and is chaired by our Vice President and Corporate Controller. The disclosure committees meet on a quarterly basis and more often if necessary. The Company has policies and procedures in place to ensure that our disclosure committees are appropriately informed of any matters that should be considered in advance of applicable public filings, including cybersecurity and data privacy matters, and to address the proper handling and escalation of information to management and the Board of Directors, the Risk Oversight Committee and/or the Audit Committee.

Management provides cybersecurity-related legal, regulatory, compliance, risk, and relevant industry and internal threat updates to the Board of Directors on a quarterly basis; or more frequently as needed. The reports provide information regarding the state of the Company’s information security program, the nature, timing and extent of cybersecurity incidents, if any, and the Company’s resolution to such matters.

The VP of IT has a monthly meeting with the Company's President to provide an update of cybersecurity incidents and risks, irrespective of materiality. The Company's Board of Directors is provided a quarterly update on cybersecurity roadmaps and progress.

Risk Management and Strategy

The Company has a robust cybersecurity program that has direct involvement from the Board of Directors and senior management. Our business operations and relationships with customers and suppliers are heavily reliant on technology, and any failure or disruption in our technological systems could have significant negative impacts on our business.

Protecting information, including information of our customers, is a top priority. To assess, identify, and manage the risks of cybersecurity threats to our information systems and the associated costs, we maintain a cybersecurity program that:

•
defines cybersecurity risks that threaten the security of customer and employee data or the function of our products and services;
•
identify security vulnerabilities across software and hardware environments;
•
determine threat likelihood and potential severity of each risk;
•
catalog information assets to include hardware, software, and types of data the Company collects, stores, and transmits, as well as the locations where the data is stored;
•
assess the risk to business operations and information protection;
•
analyze the risk and prioritize based on financial, operational, strategic, reputational impact, and probability of occurrence;
•
establish security controls to eliminate or mitigate identified risks;
•
monitor and periodically review security controls; and
•
collaborate with HR for employee awareness and training.

Specifically, our information security program, which is led by our Director, establishes and maintains our corporate-wide cybersecurity program and provides guidance and direction for information security activities and controls at Diodes. Through our cybersecurity program, we monitor the environment for incidents, classify the activity, and escalate incidents according to Company procedures. Incidents classified to a level that may significantly impact the Company are escalated to management for monitoring and action if necessary. The Company also maintains an appropriate system of hygiene for internal and external systems through accepted information technology practices such as patching, security monitoring, capacity management, availability monitoring, and third-party vulnerability scanning.

Our Director and VP of IT oversee and manage the Company’s cybersecurity risk monitoring and mitigation processes and regularly collaborate with other departments, including business units and the information technology department, as necessary, to facilitate the risk monitoring and mitigation processes and to ensure the policies and procedures for our information security program are integrated into our overall risk management assessment. The information security team performs a bi-annual third-party assessment using industry standard frameworks of our information security program. Results are shared with the Company's management and with the Board of Directors.

We have defined policies and procedures for cybersecurity incident detection, containment, response and remediation and have adopted physical, technological and administrative cybersecurity and data privacy controls. In particular the Company has established a cybersecurity incident response plan includes classification of cybersecurity incidents, to whom to escalate an incident, and when to escalate a cybersecurity incident, including direct communication to the VP of IT, Director and President. The Company regularly conducts vulnerability assessments and tracks remediation to completion. Critical systems are periodically audited against industry standards.

To minimize our risk and exposure to material cybersecurity incidents, we also conduct company-wide annual and ongoing cybersecurity awareness training and education of our employees. This includes but not limited to topics such password hygiene, phishing, and other cybersecurity-related information.

In addition to performing an annual risk assessment and developing a detection and mitigation plan, along with a comprehensive review and update of our cybersecurity and data privacy policies and procedures, we continuously evaluate new and emerging risks and ever-changing legal and compliance requirements. Our comprehensive information security program includes agreements with third-party cybersecurity partners for continuous monitoring, alerting, and response. To supplement our cybersecurity and data privacy risk assessment, identification, management and mitigation efforts, we regularly consult with third-party experts, which include the following services:

•
conduct annual cybersecurity and data privacy risk assessments;
•
conduct external and internal penetration tests;
•
monitor critical infrastructure for abnormal behavior; and
•
provide validation of the Company’s cybersecurity and operations processes against the National Institute of Standards and Technology cybersecurity framework.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

Cybersecurity threats, such as threats of attacks from computer hackers, cyber criminals, nation-State actors and other malicious internet-based activity, continue to increase. Cybersecurity threats may also include threats of attacks involving social engineering and cyber extortion to induce customers, contractors, business partners, third-party service providers, employees and other third parties to disclose information, transfer funds or unwittingly provide access to systems or data.

We believe that our current preventative actions and response activities provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cybersecurity threats are constantly evolving, are becoming more frequent and more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. While we have implemented measures to safeguard our operational and technology systems and have established a culture of continuous learning, monitoring and improvement, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. However, to date, management has determined that none of the cybersecurity attacks the Company experienced have resulted in a material impact to its financial condition, results of operations or business strategy. In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition or results of operations. While we do not believe cybersecurity threats are reasonably likely to affect us, our business strategy, our results of operations or our financial conditions, like all technology companies, we face a risks of such threats, the consequences of which could be material. See Item 1A – Risk Factors – “System security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected net sales, increase our expenses, damage our reputation and adversely affect our stock price,” above. In addition, given the constant and evolving threat of cyber-based attacks, we incur significant costs in an effort to detect and prevent security breaches and incidents, and these costs may increase in the future.

Item 2. Properties.

Our corporate headquarters are located in Plano, Texas. As of December 31, 2023, we own approximately 4.1 million square feet of property and lease approximately 5.3 million square feet of property, with leases expiring at various times between 2024 and 2028 and with land rights expiring in 2061. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. The table below sets forth the largest of the properties either owned or leased by the Company.

We believe our current facilities are adequate for the foreseeable future.

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, Texas	41,835
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321
Manufacturing facility/office/chemical warehouse/wellness building	USA - South Portland, Maine	323,462
Manufacturing facilities/Administrative office/R&D center/Logistics	China - Chengdu	1,660,963
Regional sales office/R&D center/Warehouse	China - Hong Kong	33,777
Administrative office/Land use right/manufacturing facility/R&D center	China - Jinan, Shandong	1,058,324
Manufacturing facility/R&D center/Logistics/Dormitory/Manufacturing facility/Sales/Administrative office	China - Shanghai	2,558,968
Regional sales office	China - Shenzhen	17,292
Manufacturing facility	China - Wuxi	1,166,347
R&D center	China - Yangzhou	6,085
Regional sales office	China, Beijing	969
Regional sales office	China, Hubei, WuHan	1,265
Regional Sales Office	China, ShanDong, QingDao	1,469
Administrative office/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Sales office	Germany - Munich	6,297
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Regional Sales Office	Japan - Milnato-ku	11,525
Regional sales office	Japan - Tokyo	145
Regional sales office	Korea - Seongnam-si	1,295
Manufacturing facility/R&D center/Logistics/Administrative office	Scotland - Greenock	1,001,873
Regional sales office	Singapore City, Singapore	1,755
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	98,752
Manufacturing facility	Taiwan - Hsinchu	652,672
Regional sales office	Taiwan - Kaohsiung	108
Manufacturing	Taiwan - Keelung	149,548
Office	Taiwan - Taichung	11,187
R&D center	Taiwan - Tainan	1,927
Regional sales office/Administrative office/Logistics/R&D	Taiwan - Taipei	19,012
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	266,466
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	266,466
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.”

Holders

As of February 2, 2024, there were approximately 201 registered holders of record of the Company's common stock. A substantially greater number of holders of the Company's common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for future use in our business. Our U.S. banking facility permits us to pay dividends up to $75.0 million per fiscal year to our stockholders so long as we have not defaulted at the time of such dividend and no default would result from declaring and paying such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2024 definitive proxy statement, which we expect to file with the SEC in April 2024, in Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2023. The graph is not necessarily indicative of future price performance.

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

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2018 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2023
		2018	2019	2020	2021	2022	2023
Diodes Incorporated	Return %		74.74	25.07	55.76	(30.67)	5.74
	Cum $	100	174.74	218.54	340.39	235.99	249.53

NASDAQ Industrial Index	Return %		27.17	52.72	8.81	(35.05)	28.93
	Cum $	100	127.17	194.22	211.33	137.26	176.97

NASDAQ Composite-Total Returns	Return %		36.69	44.92	22.18	(32.54)	44.64
	Cum $	100	136.69	198.10	242.03	163.28	236.17

Issuer Purchases of Equity Securities

There were no repurchases of our Common Stock during the fourth quarter of 2023.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition, results of operations and cash flows of Diodes Incorporated and its subsidiaries (collectively, “the Company,” “our Company,” “we,” “our,” “ours,” or “us”) and should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The discussion of our financial condition and results of operations for the year ended December 31, 2021 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company's products include diodes; rectifiers; transistors; MOSFETs; SiC diodes and MOSFETs; protection devices; logic; voltage translators; amplifiers and comparators; sensors; and power management devices such as AC-DC converters, DC-DC switching, photocoupler, linear voltage regulators, voltage references, LED drivers, power switches, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

Diodes’ corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California. Design, marketing, and engineering centers are located in Plano, Milpitas, U.S.; Taipei, Taoyuan City, Taiwan; Shanghai, Yangzhou, China; Oldham, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in South Portland, Maine, U.S., Oldham, Greenock, UK; Shanghai and Wuxi, China; and Keelung and Hsinchu, Taiwan. Diodes has assembly and test facilities located in Shanghai, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Milan, Italy; Singapore City, Singapore; Oldham, UK; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

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
•
Computing: cloud computing including artificial intelligence servers, storage, and data center applications;

•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions; and
•
Consumer: IoT, wearables, home automation, and smart infrastructure.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of the Company for the twelve months ended December 31 2023. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

Summary for the Twelve Months Ended December 31, 2023

•
Net sales were $1.7 billion, a decrease of 16.9% over the $2.0 billion in 2022;
•
Gross profit was $658.2 million, a 20.4% decrease from $827.2 million in 2022;
•
Gross profit margin declined 170 basis points to 39.6% compared to 41.3% in 2022;
•
Operating income decreased 38.6% to $250.6 million, or 15.1% of revenue, compared to $408.2 million, or 20.4% of revenue, in 2022;
•
Net income was $227.2 million, a decrease of 31.4% from the $331.3 million last year;
•
Earnings per share was $4.91 per diluted share, a 31.8% decrease from the $7.20 per diluted share in 2022;
•
We achieved $280.9 million cash flow from operations. We had cash capital expenditures of $150.8 million, or 9.1% of net sales. Net cash flow was a negative $22.6 million, which includes the net pay-down of $124.3 million of total debt.

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
•
We achieved $392.5 million cash flow from operations. We had cash capital expenditures of $211.7 million, or 10.6% of net sales. Net cash flow was a negative $25.7 million, which includes the net pay-down of $112.2 million of total debt.

Business Outlook and Factors Relevant to Our Results of Operations

Fiscal year 2023 proved to be challenging as the consumer, computing and communications markets experienced an extended slowdown, coupled with an inventory rebalancing in the industrial market in late 2023 as well as softness in certain areas of the automotive market. Despite this global weakness, we made notable progress on improving the quality and mix of our product portfolio as we continued to focus on the automotive and industrial markets through expanding design wins and increased investment in new product development, which resulted in over 350 new automotive-compliant products in 2023. The combined revenue from these two markets expanded to 46% of product revenue in 2023 compared to 42% in 2022.

The Company's product mix improvements were evident in our ability to maintain full year gross margin near 40% for 2023, meeting our target model despite the lower annual revenue. Throughout fiscal year 2023, the Company continued to drive manufacturing cost reductions and operating efficiencies, while also further developing our process technology for expansion of our internal facility utilization. Overall, we maintained strong cash generation in 2023 that enabled us to reduce total debt by $124.3 million to $62.1 million as of December 31, 2023.

During 2024 the Company will remain focused on driving further improvements in the quality and mix of our portfolio with our analog and power discrete products, including our newly introduced SiC product family, especially targeted at the automotive and industrial markets. We believe our total solutions sales approach that has been successful in the past, along with further emphasis placed on key account development, will continue to deliver increasing content opportunities, design wins and profitable growth in the future.

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
•
The February 2022 invasion of Ukraine by Russia, the conflict in the Middle East, and the resulting and continuing global impact;
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
•
Any other disruptions, such as change in the political or governmental policies, labor shortages, unplanned maintenance or other manufacturing problems; and
•
Other risks, uncertainties, and assumptions identified in item 1A, "Risk Factors," of this Annual Report and risks, uncertainties, and assumptions reflected in other documents we file with the SEC.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of goods sold	(60.4)	(58.7)
Gross profit	39.6	41.4
Operating expenses	(24.5)	(21.0)
Income from operations	15.1	20.4
Interest income	0.8	0.2
Interest expense	(0.3)	(0.4)
Foreign currency gain (loss), net	(0.3)	0.1
Unrealized gain (loss) on investments	1.1	(0.8)
Other income	0.4	0.3
Income before income taxes and noncontrolling interest	16.7	19.8
Income tax provision	(2.8)	(2.8)
Net income	13.9	17.0
Net (income) attributable to noncontrolling interest	(0.2)	(0.4)
Net income attributable to common stockholders	13.7	16.6

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

	Twelve Months Ended December 31,
	2023	2022	Increase/(Decrease)	% Change
Net sales	$1,661,739	$2,000,580	$(338,841)	(16.9%)
Cost of goods sold	1,003,557	1,173,343	(169,786)	(14.5%)
Gross profit	658,182	827,237	(169,055)	(20.4%)
Total operating expense	407,611	419,044	(11,433)	(2.7%)
Interest income	13,338	3,672	9,666	263.2%
Interest expense	(5,700)	(8,320)	(2,620)	(31.5%)
Foreign currency (loss) gain, net	(5,264)	2,122	7,386	348.1%
Unrealized gain (loss) on investments	18,267	(16,514)	34,781	210.6%
Other income	6,721	6,787	(66)	(1.0%)
Income tax provision	47,285	56,685	(9,400)	(16.6%)

Net Sales

Our net sales decreased approximately $338.8 million, or 16.9%, for the twelve months ended December 31, 2023, compared to the prior year, due to widespread decreased demand for our semiconductor products. The Company has experienced growth in higher-margin end markets which have enabled the Company to increase its net sales and margins, even in the midst of the current supply-constrained environment. For the twelve months ended December 31, 2023, weighted-average sales price of the Company's products decreased 2.7% when compared to the prior year.

The table below sets forth our revenue as a percentage of product revenue by end-user market:

Twelve Months Ended December 31,
End-Markets	2023	2022	2021
Industrial	27%	27%	23%
Automotive	19%	15%	12%
Computing	23%	24%	30%
Consumer	18%	19%	19%
Communications	13%	15%	16%

Cost of Goods Sold

Cost of goods sold decreased approximately $169.8 million for the twelve months ended December 31, 2023 compared to the same period last year, reflecting the decrease in revenue. As a percent of sales, cost of goods sold was 60.4% for the twelve months ended December 31, 2023, compared to 58.7% for the same period last year. Average unit cost increased 0.2% for the twelve months ended December 31, 2023, compared to the same period last year, due to cost increases from various subcontractors and foundries, as well as the cost for a more premium mix of products that were sold in 2023. For the twelve months ended December 31, 2023, gross profit decreased approximately 20.4% when compared to the prior year. Gross profit margin for the twelve month periods ended December 31, 2023 and 2022, was 39.6% and 41.3%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2023 decreased approximately $11.4 million, or 2.7%, compared to the same period last year due to product mix changes and lower prices. Selling, general and administrative expenses (“SG&A”) decreased approximately $22.9 million. The decrease in SG&A was due to lower wages and benefits and freight and duty costs. These decreases were partially offset by increases in professional services and other selling expenses. SG&A, as a percentage of net sales, was 15.5% and 14.0% for the twelve-month periods ended December 31, 2023 and 2022, respectively. Research and development expenses (“R&D”) increased approximately $8.6 million primarily due to increases in materials, supplies and depreciation, partially offset by decreases in professional services fees as compared to the same period last year. R&D, as a percentage of net sales, was 8.1% and 6.3% for the twelve-month periods ended December 31, 2023 and 2022, respectively. Amortization of acquisition-related intangibles decreased approximately 2.1% reflecting the overall reduction in the balance of intangible assets subject to amortization.

Other (expense)/income

Interest income increased $9.7 million or 263.2% when compared to 2022 due to increase interest rates on our short-term investments and income from cross-currency swaps. The decrease in interest expense is due to lower levels of debt partially offset by increased interest rates on our floating rate debt. Unrealized gain on investments increased from 2022 due to mark to market adjustments on investments.

Income tax provision

We recognized income tax expense of approximately $47.3 million for the twelve months ended December 31, 2023, and income tax expense of approximately $56.7 million for the twelve months ended December 31, 2022, resulting in effective income tax rates of 17.0% and 14.3%, respectively. The increase in the effective tax rate for 2023 compared to 2022 is primarily attributable to a decrease in overall pre-tax book income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment. Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to foreign withholding taxes. The Company has recorded outside basis differences in the limited instances where they do not assert permanent reinvestment. As of December 31, 2023, our foreign subsidiaries held approximately $190.3 million of cash, cash equivalents and investments of which approximately $52.2 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, funds from operations and, if necessary, borrowings under our credit facilities.

Liquidity requirements

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund ongoing operations. For 2023 and 2022 our working capital was $793.9 million and $729.1 million, respectively. In 2023, our working capital increased primarily due to increases in accounts receivable and inventories, and a decrease in our income taxes payable and accounts payable. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

The Company’s restricted cash primarily consisted of the cash required to be on deposit under contractual agreements with banks to support outstanding loan and import/export guarantees. As of December 31, 2023, restricted cash of $3.0 million was pledged as collateral for issuance of bank loans, bank acceptance notes and letters of credit.

Short-term investments

As of December 31, 2023, we had short-term investments of approximately $10.2 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $147.9 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2023, was approximately $106.8 million, net of $40.7 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

On May 26, 2023, the Company, Diodes Holding UK Limited (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that amended and restated that certain Second Amended and Restated Credit Agreement dated as of May 29, 2020 (as amended, modified and/or supplemented from time to time prior to the date of the Credit Agreement, the “Existing Credit Agreement”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

The Existing Credit Agreement consisted of a term loan with no current balance as of the date of the Credit Agreement and a $225.0 million revolving senior credit facility with nothing drawn as of the date of the Credit Agreement.

The Credit Agreement, which represents a complete amendment and restatement of the Existing Credit Agreement, consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Borrowers have the option to increase the Revolving Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Revolving Credit Facility bears interest at Term SOFR or similar other indices plus a specified margin. The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Interest Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement. The Revolving Credit Facility matures on May 26, 2028.

In addition to the liquidity provided by the Credit Agreement, our 51% owned subsidiary, Eris Technology Company ("ERIS"), borrowed $21.4 million on a long-term basis from local Taiwan banks. The ERIS debt matures in periods through 2033.

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

Capital expenditures and investments

In 2023 and 2022, our total cash capital expenditures were approximately $150.8 million and $211.7 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in both our assembly/test and wafer fabrication facilities. Cash capital expenditures in 2023 were approximately 9.1% of our net sales. The Company's 2023 capital expenditures were higher than our target model of 5% to 9% of net sales, due to expansion of our wafer fabrication facility in Hsinchu Science Park in Taiwan. Going forward, over the long term, the Company expects capital expenditures to be within the 5% to 9% of net sales target model range. The Company also made an additional purchase of $13.9 million of equity in a privately held wafer design company.

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

Discussion of Cash Flows

Cash and cash equivalents, including restricted cash, decreased approximately $22.6 million to $318.5 million in 2023 from $341.1 million in 2022. The table below sets forth summary information from our statements of cash flows:

	Twelve Months Ended December 31,
	2023	2022
Net cash flows provided by operating activities	$280,914	$392,501
Net cash and cash equivalents used in investing activities	(158,322)	(265,263)
Net cash and cash equivalents used in financing activities	(144,723)	(125,713)
Effect of exchange rate changes on cash and cash equivalents	(485)	(27,244)
Change in cash and cash equivalents, including restricted cash	$(22,616)	$(25,719)

Operating Activities

Net cash provided by operating activities for 2023 was approximately $280.9 million, due primarily to $230.6 million of net income, $137.3 million in depreciation expense and amortization of intangible assets expense and $30.9 million from non-cash share-based compensation expense. The increases were partially offset by a net decrease in operating capital assets and liabilities of $77.6 million, non-cash gains on investments of $19.4 million and a decrease in deferred income taxes of $13.3 million.

Investing Activities

Net cash used in investing activities for 2023 was approximately $158.3 million, due primarily to the purchase of property, plant and equipment for $150.8 million, purchases of equity securities of $17.9 million and net purchases of short-term investments of $3.2 million. These uses of cash for investing were partially offset by inflow of $6.3 million related to the disposal of a manufacturing facility and the receipt of insurance proceeds of $1.4 million related to a casualty loss at one of the Company's manufacturing facilities.

Financing Activities

Net cash used in financing activities for 2023 was approximately $144.7 million, due primarily to the net reduction in our outstanding indebtedness of $124.3 million and taxes on net share settlements of $15.6 million.

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

Our reserve estimates are based upon historical data as well as projections of sales, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to net sales. Based on the allowance/reserve balance as of December 31, 2023, a 1% change would increase or decrease the estimated allowance/reserve and net revenue by approximately $0.7 million.

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

Foreign Currency Transaction Risk

We are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December 31, 2023, if the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of approximately $2.0 million (partially offset by any foreign currency hedges). Net foreign exchange transaction gains (or losses) are included in other income and expense.

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

As of December 31, 2023, the plan was underfunded and a liability of approximately $10.1 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $43.5 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $0.5 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2023, was 4.7%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $0.5 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would (decrease)increase the year–end projected benefit obligation by approximately $2.5 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net-period benefit cost by approximately $1.2 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors – Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to SOFR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2023, our outstanding principal long-term debt was $21.4 and outstanding short-term debt was $40.7 million. Based on our debt balances at December 31, 2023, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by approximately $0.2 million, net of the amounts realized from our interest rate swaps. See “Risk Factors,” – “We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2023. A significant increase in inflation could affect future performance.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation as of December 31, 2023, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2023, for our annual stockholders’ meeting for 2024 (the “Proxy Statement”).

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

The Company's independent registered accounting firm is Moss Adams LLP, Los Angeles, California. PCAOB ID: 659.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

Our consolidated financial statements are as set forth under Item 8 of this Annual Report on Form 10-K.

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

To the Shareholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue – Ship and Debit Reserve

As described in Note 1, the Company records reserves related to estimated customer incentives, such as “ship and debit”, which arise when the Company, from time to time based on market conditions, issues credits to certain distributors upon their shipments to their end customers. The ship and debit reserve comprehends both claims in process and anticipated claims arising from the eventual sale of distribution inventory that is subject to claim activity. The Company performs a look-back analysis of revenues and credits issued to distributors. Using their look-back analysis, the Company adjusts their assumptions and estimated reserves each quarter. The resulting ship and debit reserve is recorded as a reduction to 2023 net sales with a corresponding reduction to accounts receivable, and approximated $69.3 million as of December 31, 2023.

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
•
Evaluating the reasonableness of management’s assumptions by comparing the significant assumptions (ship and debit claims percentage history and the relevant cycle time period between when sales are made by distributors to their end customers and when ship and debit credit memos are issued by the Company to distributors) used to historical trends, including testing the completeness and accuracy of the underlying data.
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

February 9, 2024

We have served as the Company’s auditor since 1993.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$315,457	$336,732
Restricted cash	3,026	4,367
Short-term investments	10,174	7,059
Accounts receivable, net of allowances of $5,641 and $5,852 at December 31, 2023 and December 31, 2022, respectively	371,930	369,233
Inventories	389,774	360,281
Prepaid expenses and other	97,024	83,999
Total current assets	1,187,385	1,161,671
Property, plant and equipment, net	746,169	736,730
Deferred income tax	51,620	35,308
Goodwill	146,558	144,757
Intangible assets, net	63,937	79,137
Other long-term assets	171,990	130,709
Total assets	$2,367,659	$2,288,312

Liabilities
Current liabilities:
Lines of credit	$40,685	$36,280
Accounts payable	158,261	160,442
Accrued liabilities and other	179,674	214,433
Income tax payable	10,459	19,682
Current portion of long-term debt	4,419	1,693
Total current liabilities	393,498	432,530
Long-term debt, net of current portion	16,979	147,470
Deferred tax liabilities	13,662	12,903
Unrecognized tax liabilities	34,035	31,594
Other long-term liabilities	99,808	80,896
Total liabilities	557,982	705,393

Commitments and contingencies (See Note 17)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,938,382 shares and 45,469,722 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	36,819	36,503
Additional paid-in capital	509,861	494,773
Retained earnings	1,675,274	1,448,092
Treasury stock, at cost, 9,286,862 shares and 9,281,581 shares at December 31, 2023 and December 31, 2022, respectively	(337,986)	(337,490)
Accumulated other comprehensive loss	(143,227)	(128,233)
Total stockholders' equity	1,740,741	1,513,645
Noncontrolling interest	68,936	69,274
Total equity	1,809,677	1,582,919
Total liabilities and stockholders' equity	$2,367,659	$2,288,312

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2023	2022	2021
Net sales	$1,661,739	$2,000,580	$1,805,162
Cost of goods sold	1,003,557	1,173,343	1,134,802
Gross profit	658,182	827,237	670,360

Operating expenses
Selling, general and administrative	257,939	280,877	257,710
Research and development	134,868	126,316	119,200
Amortization of acquisition related intangible assets	15,282	15,610	16,216
Restructuring cost	1,583	-	-
(Gain) loss on disposal of fixed assets	(2,045)	(3,651)	246
Other operating (income) expense	(16)	(108)	1,003
Total operating expense	407,611	419,044	394,375
Income from operations	250,571	408,193	275,985
Other (expense) income
Interest income	13,338	3,672	3,139
Interest expense	(5,700)	(8,320)	(7,491)
Foreign currency (loss) gain, net	(5,264)	2,122	(2,107)
Unrealized gain (loss) on investments	18,267	(16,514)	28,018
Other income	6,721	6,787	17,551
Total other income (expense)	27,362	(12,253)	39,110
Income before income taxes and noncontrolling interest	277,933	395,940	315,095
Income tax provision	47,285	56,685	78,807
Net income	230,648	339,255	236,288
Less: net income attributable to noncontrolling interest	(3,466)	(7,972)	(7,525)
Net income attributable to common stockholders	$227,182	$331,283	$228,763

Earnings per share attributable to common stockholders:
Basic	$4.96	$7.31	$5.11
Diluted	$4.91	$7.20	$5.00
Number of shares used in earnings per share computation:
Basic	45,803	45,330	44,772
Diluted	46,311	46,036	45,781

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Twelve Months Ended December 31,
	2023	2022	2021
Net income	$230,648	$339,255	$236,288
Unrealized (loss) gain on defined benefit plan, net of tax	(1,466)	(697)	7,818
Unrealized (loss) gain on swaps and collars, net of tax	(13,619)	4,279	1,417
Unrealized foreign currency gain (loss), net of tax	91	(81,298)	13,854
Comprehensive income	215,654	261,539	259,377
Less: Comprehensive income attributable to noncontrolling interest	(3,466)	(7,972)	(7,525)
Total comprehensive income attributable to common stockholders	$212,188	$253,567	$251,852

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2020	53,536	$35,692	(9,260)	$(335,910)	$449,598	$888,046	$(73,606)	$963,820	$52,303	$1,016,123
Total comprehensive income	-	-	-	-	-	228,763	23,089	251,852	7,525	259,377
Net changes in noncontrolling interests	-	-	-	-	(25)	-		(25)	5,654	5,629
Common stock issued for share-based plans	754	503	-	-	3,834	-	-	4,337	-	4,337
Share-based compensation	-	-	-	-	32,081	-	-	32,081	-	32,081
Deferred compensation plan	-	-	(13)	(984)	984	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(14,823)	-	-	(14,823)	-	(14,823)
Balance, December 31, 2021	54,290	36,195	(9,273)	(336,894)	471,649	1,116,809	(50,517)	1,237,242	65,482	1,302,724
Total comprehensive income	-	-	-	-	-	331,283	(77,716)	253,567	7,972	261,539
Net changes in noncontrolling interests	-	-	-	-	(1,014)	-	-	(1,014)	(4,180)	(5,194)
Common stock issued for share-based plans	461	308	-	-	(168)	-	-	140	-	140
Share-based compensation	-	-	-	-	36,010	-	-	36,010	-	36,010
Deferred compensation plan	-	-	(9)	(596)	596	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(12,300)	-	-	(12,300)	-	(12,300)
Balance, December 31, 2022	54,751	36,503	(9,282)	(337,490)	494,773	1,448,092	(128,233)	1,513,645	69,274	1,582,919
Total comprehensive income	-	-	-	-	-	227,182	(14,994)	212,188	3,466	215,654
Net changes in noncontrolling interests	-	-	-	-	-	-	-	-	(3,804)	(3,804)
Common stock issued for share-based plans	474	316	-	-	(316)	-	-	-	-	-
Share-based compensation	-	-	-	-	30,545	-	-	30,545	-	30,545
Deferred compensation plan	-	-	(5)	(496)	496	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(15,637)	-	-	(15,637)	-	(15,637)
Balance, December 31, 2023	55,225	$36,819	(9,287)	$(337,986)	$509,861	$1,675,274	$(143,227)	$1,740,741	$68,936	$1,809,677

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$230,648	$339,255	$236,288
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	122,048	112,149	106,219
Amortization of intangible assets	15,282	15,610	16,216
Amortization of debt-issuance costs	1,117	950	754
Share-based compensation expense	30,911	36,287	33,205
Deferred income taxes	(13,349)	(39,225)	21,459
Investment (gain) loss	(19,398)	16,225	(37,896)
(Gain) loss on disposal of property, plant and equipment	(2,045)	(3,626)	243
Other	(6,713)	(4,016)	1,239
Changes in operating assets:
Change in accounts receivable	(2,611)	(20,163)	(52,721)
Change in inventory	(28,947)	(29,675)	(43,038)
Change in other operating assets	(17,971)	1,847	(25,445)
Changes in operating liabilities:
Change in accounts payable	(2,165)	(50,076)	55,628
Change in accrued liabilities	(17,749)	31,760	29,352
Change in income tax payable	(9,307)	(8,333)	(1,455)
Change in other operating liabilities	1,163	(6,468)	(1,505)
Net cash flows provided by operating activities	280,914	392,501	338,543

Cash flows from investing activities
Acquisitions, net of cash received	(3)	(83,979)	(157)
Proceeds from disposal of wafer fabrication facility	6,292	19,270	9,939
Receipt of cash for termination of cross currency swap	374	9,429	-
Receipt of insurance recovery	1,413	6,067	-
Purchases of property, plant and equipment	(150,769)	(211,728)	(141,195)
Proceeds from sale of property, plant and equipment	2,769	418	3,207
Proceeds from short-term investments	6,157	8,002	7,328
Purchases of short-term investments	(9,323)	(9,361)	(7,567)
Purchases of equity securities	(17,901)	(4,051)	(15,106)
Other	2,669	670	(678)
Net cash and cash equivalents used in investing activities	(158,322)	(265,263)	(144,229)

Cash flows from financing activities
Advances on lines of credit and short-term debt	29,036	114,291	21,862
Repayments of lines of credit and short-term debt	(24,509)	(93,498)	(146,372)
Proceeds from long-term debt	25,204	372,751	557,882
Repayments of long-term debt	(154,019)	(505,746)	(586,001)
Debt issuance costs	(948)	(134)	(673)
Net proceeds from issuance of common stock	-	140	4,337
Repayment of and proceeds from finance lease obligation	(115)	(69)	(291)
Taxes paid related to net share settlement	(15,637)	(12,300)	(14,823)
Net changes in noncontrolling interests	(3,647)	(1,160)	5,631
Other	(88)	12	7
Net cash and cash equivalents used in financing activities	(144,723)	(125,713)	(158,441)

Effect of exchange rate changes on cash and cash equivalents	(485)	(27,244)	10,416
Change in cash and cash equivalents, including restricted cash	(22,616)	(25,719)	46,289
Cash and cash equivalents, beginning of period, including restricted cash	341,099	366,818	320,529
Cash and cash equivalents, end of period, including restricted cash	$318,483	$341,099	$366,818
Supplemental Cash Flow Information
Interest paid during the period	$4,607	$7,355	$6,944
Taxes paid during the period	$97,668	$88,687	$56,077
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant and equipment	$14,602	$30,486	$24,256
Dividend payable balance to noncontrolling interests	$100	$-	$-

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

The Company's diverse product portfolio covers diodes; rectifiers; transistors; MOSFETs; SiC diodes and MOSFETs; protection devices; logic; voltage translators; amplifiers and comparators; sensors; and power management devices such as AC-DC converters, DC-DC switching, photocoupler, linear voltage regulators, voltage references, LED drivers, power switches, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

The Company's corporate headquarters and Americas’ sales offices are located in Plano, Texas, and Milpitas, California. Design, marketing, and engineering centers are located in Plano, Milpitas, U.S.; Taipei, Taoyuan City, Taiwan; Shanghai, Yangzhou, China; Oldham, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in South Portland, Maine, U.S., Oldham, Greenock, UK; Shanghai and Wuxi, China; and Keelung and Hsinchu, Taiwan. Diodes has assembly and test facilities located in Shanghai, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli and Keelung, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Taipei, Taiwan; Hong Kong; Milan, Italy; Singapore City, Singapore; Oldham, UK; Shanghai, Shenzhen, Wuhan, and Yangzhou, China; Seongnam-si, South Korea; and Munich, Frankfurt, Germany; with support offices throughout the world.

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

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, and Industrial AIoT;
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Computing: cloud computing including artificial intelligence servers, storage, and data center applications;
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

Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $262.8 million, $190.7 million and $220.3 million in 2023, 2022 and 2021, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $5.6 million at December 31, 2023 and $5.9 million at December 31, 2022.

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

Leases – The Company determines if an arrangement is a lease at its inception. Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use ("ROU") assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in Accrued liabilities and other current or Other long-term liabilities in the Consolidated Balance Sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the option will be exercised. Leases with a term of 12 months or less are not recorded on the Consolidated Balance Sheet.

The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date, giving consideration to publicly available data for instruments with similar characteristics. The Company accounts for the lease and non-lease components as a single lease component.

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Diodes has one operating segment. No goodwill impairment occurred in 2023, 2022, or 2021. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2023, we expect the remaining carrying value of assets to be recoverable.

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

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $20.8 million, $28.0 million and $24.1 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

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

Treasury stock – We currently have no program authorized by our board of directors to purchase shares of our common stock. Shares than have been previously acquired recorded as treasury stock, at cost, the measurement date of cost being date of purchase, as a reduction to stockholders’ equity.

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange losses of approximately $5.3 million for the twelve months ended December 31, 2023 and foreign exchange gains of approximately $2.1 million for the twelve months ended December 31, 2022, and foreign exchanges losses of approximately $2.1 million for the twelve months ended December 31, 2021.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $143.2 million, $128.2 million and $50.5 million at December 31, 2023, 2022 and 2021, respectively.

As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2023	2022	2021
Unrealized foreign currency losses	$(63,171)	$(89,059)	$(7,760)
Unrealized (loss) gain on cross currency and interest rate swaps, net of tax	$(37,294)	$2,122	$(2,157)
Unrealized loss on defined benefit plan	$(42,762)	$(41,296)	$(40,600)

Government assistance - We recognize government grants in our consolidated statements of income on a systematic basis over the periods which they are intended to benefit. Grants that relate to current expenses are reflected as reductions of the related expenses in the period in which they are reported. Grants that relate to depreciable property and equipment are recorded as a deferred liability account and then reflected in income over the useful lives of the related assets. Grants received as compensation for losses, or expenses already incurred or for the purpose of providing immediate financial support with no future related costs, are recognized as income in the period they become recognizable. During 2023 and 2022 we recognized approximately $5.2 million and $2.1 million, respectively, in government subsidies, primarily in China and the United Kingdom. Of this $5.2 million and $2.1 million, approximately $1.1 million and $1.8 million, respectively, was recognized as reduction in expense or other income and approximately $4.1 million and $0.3 million, respectively, was related to property, plant and equipment. The Company also has approximately $9.2 million at December 31, 2023 and had $13.3 million at December 31, 2022 of deferred grants and subsidies, that were recognized as a reduction to amortization expense of $4.9 million and $5.5 million for the twelve months ended December 31, 2023 and 2022, respectively.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company will adopt the new standard and comply with the additional disclosure requirements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of this ASU is to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the new standard and comply with the additional disclosure requirements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture or a corporate joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance does not impact accounting by the venturers. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. The Company will apply this guidance in future reporting periods after the guidance is effective to any future arrangements entered into that meet the definition of a joint venture.

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

In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard was effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. The adoption did not have a material effect on our consolidated financial statements.

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

	Twelve Months Ended December 31,
	2023	2022	2021
Earnings (numerator)
Net income attributable to common stockholders	$227,182	$331,283	$228,763

Shares (denominator)
Weighted average common shares outstanding (basic)	45,803	45,330	44,772
Dilutive effect of stock options and stock awards outstanding	508	706	1,009
Adjusted weighted average common shares outstanding (diluted)	46,311	46,036	45,781

Earnings per share attributable to common stockholders
Basic	$4.96	$7.31	$5.11
Diluted	$4.91	$7.20	$5.00

Stock options and stock awards excluded from EPS calculation because their inclusion would be anti-dilutive	138	82	1

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

As of December 31, 2023, we had short-term and long-term investments. Long-term investments are included with Other long-term assets on the consolidated balance sheet. Trading securities held at December 31, 2023, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Long-term investments consist of certain equity securities acquired as part of the LSC acquisition. Deferred compensation investments consist primarily of life insurance policies, but may also include investments in the Company’s stock, mutual funds and cash. See Note 13 for additional information related to our deferred compensation program and Note 18 for additional information related to our interest rate swaps and foreign currency hedges. The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2023, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$10,174	$10,174	$-	$-	$-
Long-term investments	25,521	25,521	-	-	3,007
Cross-currency swap liability	6,936	-	6,936	-	-
Foreign-currency forward and collar liability	10,202	-	10,202	-	-
Deferred compensation investments	14,638	169	14,469	-	2,587

Financial assets and liabilities carried at fair value as of December 31, 2022 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$7,059	$7,059	$-	$-	$-
Long-term investments	22,918	22,918	-	-	(20,386)
Cross-currency swap asset	1,427	-	1,427	-	-
Cross-currency swap liability	6,314	-	6,314	-	-
Deferred compensation investments	12,051	26	12,025	-	(3,048)

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2023 and 2022.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value. See Note 13 below for additional information related to these pension plan investments.

Note 4 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2023	2022
Finished goods	$129,802	$96,659
Work-in-progress	72,876	80,616
Raw materials	187,096	183,006
	$389,774	$360,281

Note 5 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2023	2022
Buildings and leasehold improvements	$340,488	$323,941
Machinery and equipment	1,201,400	1,137,737
	1,541,888	1,461,678
Less: Accumulated depreciation and amortization	(1,004,270)	(913,245)
	537,618	548,433
Construction in-progress	134,333	120,451
Land	74,218	67,846
	$746,169	$736,730

Depreciation and amortization of property, plant and equipment was $122.0 million, $112.1 million and $106.2 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

Note 6 – Intangible Assets

Intangible assets at December 31 were as follows:

December 31, 2023
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,040	$(15,699)	$(245)	$96
Developed product technology	2-10 years	169,499	(122,788)	(6,192)	40,519
Customer relationships	7-12 years	62,465	(46,656)	(1,671)	14,138
Software license and other	3-4 years	2,743	(2,677)	(62)	4
Total amortized intangible assets		250,747	(187,820)	(8,170)	54,757
Intangible assets with indefinite lives
In process research and development	Indefinite	-	-	-	-
Trademarks and trade names	Indefinite	10,303	-	(1,123)	9,180
Total Intangible assets with indefinite lives		10,303	-	(1,123)	9,180
Total intangible assets		$261,050	$(187,820)	$(9,293)	$63,937

December 31, 2022
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,040	$(15,437)	$(234)	$369
Developed product technology	2-10 years	169,499	(111,639)	(6,176)	51,684
Customer relationships	7-12 years	62,465	(42,784)	(1,672)	18,009
Software license and other	3-4 years	2,743	(2,677)	(59)	7
Total amortized intangible assets		250,747	(172,537)	(8,141)	70,069
Intangible assets with indefinite lives
In process research and development	Indefinite	-	-	-	-
Trademarks and trade names	Indefinite	10,303	-	(1,235)	9,068
Total Intangible assets with indefinite lives		10,303	-	(1,235)	9,068
Total intangible assets		$261,050	$(172,537)	$(9,376)	$79,137

Amortization expense related to intangible assets subject to amortization was $15.3 million, $15.6 million and $16.2 million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. In process research and development is transferred to amortized intangible assets at the time the product becomes viable.

The weighted amortization period for intangible assets subject to amortization is 9.9 years. The schedule below sets future amortization expense of our currently owned intangible assets:

2024	$14,899
2025	13,904
2026	12,340
2027	11,348
2028	878
2029 and thereafter	1,388
Total	$54,757

Note 7 – Goodwill

Changes in goodwill for the twelve months ended December 31, were as follows:

Balance at December 31, 2021	$149,890
Acquisitions	1,818
Foreign currency translation adjustment	(6,951)
Balance at December 31, 2022	144,757
Foreign currency translation adjustment	1,801
Balance at December 31, 2023	$146,558

Note 8 – Bank Credit Agreements and Other Short-term and Long-term Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $147.9 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2023, was approximately $106.8 million, net of $40.7 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

On May 26, 2023, the Company, Diodes Holdings UK Limited (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) that amended and restated that certain Second Amended and Restated Credit Agreement dated as of May 29, 2020 (as amended, modified and/or supplemented from time to time prior to the date of the Credit Agreement, the “Existing Credit Agreement”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement, which is attached as Exhibit 10.1 to our Current Report on Form 8-K that we filed with the SEC on June 2, 2023.

The Existing Credit Agreement consisted of a term loan with no outstanding balance as of the date of the Credit Agreement and a $225.0 million revolving senior credit facility with nothing drawn as of the date of the Credit Agreement.

The Credit Agreement, which represented a complete amendment and restatement of the Existing Credit Agreement, consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Borrowers have the option to increase the Revolving Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Revolving Credit Facility bears interest at Term SOFR or similar other indices plus a specified margin. The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Interest Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). The Company is permitted to pay dividends up to $75.0 million per fiscal year to our stockholders so long as we have not defaulted at the time of such dividend and no default would result from declaring and paying such dividend. Furthermore, under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the pro forma Consolidated Leverage Ratio is, both before and after giving effect to any such restricted payment, at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.

The Revolving Credit Facility matures on May 26, 2028. The Company used a portion of the proceeds available under the Credit Agreement (i) to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Existing Credit Agreement and (ii) for working capital, capital expenditures, and other general corporate purposes, including, without limitation, financing permitted acquisitions.

Borrowings outstanding as of December 31, 2023 and December 31, 2022, are set forth in the table below:

	December 31,
Description	2023	2022	Interest Rate	Current Amount Maturity
Short-term debt	$40,685	$36,280	Various indices plus margin	Various during 2024

Long-term debt
Notes payable to Bank of Taiwan	1,880	2,063	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	1,626	1,628	2-yr deposit rate floating plus 0.082%	September 2025
Notes payable to CTBC Bank	3,252	3,256	TAIBOR 3M plus 0.5%	December 2024
Notes payable to CTBC Bank	13,098	13,840	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	217	275	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	1,325	1,516	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	-	3,256	1-M deposit rate floating plus 0.08%	December 2024
Notes payable to HSBC	-	105,000	1M SOFR+Margin	January 2025
Notes payable to HSBC	-	18,558	1M SOFR+Margin	January 2025
Notes Payable to E Sun Bank	-	166	2-yr deposit rate plus annual rate floating	September 2023
Notes Payable to Taishin International Bank	-	43	Annual rate plus cost of capital	April 2023
Notes Payable to Taishin International Bank	-	11	Fixed annual rate	April 2023
Notes Payable to Taishin International Bank	-	217	Fixed annual rate	April 2024
Notes payable to Chang Hwa Bank	-	518	2-yr deposit rate floating plus 1.405% - 1.655%	June-July 2026
Total long-term debt	21,398	150,348
Less: Current portion of long-term debt	(4,419)	(1,693)
Less: Unamortized debt-issuance costs	-	(1,185)
Total long-term debt, net of current portion	$16,979	$147,470

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2023:

2024	$4,419
2025	2,799
2026	1,178
2027	1,159
2028	10,587
2029 and thereafter	1,256
Total long-term debt	$21,398

Note 9 – Leases

The Company leases certain assets used in its business, including land, buildings and equipment. These leased assets are used for operational and administrative purposes.

The table below sets forth the components of lease expense for the twelve months ended December 31:

	2023	2022	2021
Operating lease expense	$13,066	$13,275	$16,533
Finance lease expense:
Amortization of assets	32	17	221
Interest on lease liabilities	3	1	1
Short-term lease expense	1,899	975	954
Variable lease expense	4,350	3,561	4,853
Total lease expense	$19,350	$17,829	$22,562

The table below sets forth supplemental balance sheet information related to leases as of December 31:

	2023	2022
Operating leases:
Operating lease ROU assets	$50,833	$43,907

Current operating lease liabilities	8,840	7,390
Noncurrent operating lease liabilities	27,289	20,765
Total operating lease liabilities	$36,129	$28,155

Finance leases:
Finance lease ROU assets	$2,717	$2,618
Accumulated amortization	(2,573)	(2,542)
Finance lease ROU assets, net	$144	$76

Current finance lease liabilities	$52	$30
Non-current finance lease liabilities	94	46
Total finance lease liabilities	$146	$76

Weighted average remaining lease term (in years):
Operating leases	7.8	8.2
Finance leases	3.6	2.6

Weighted average discount rate:
Operating leases	4.1%	4.2%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases for the twelve months ended December 31:

	2023	2022	2021
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$18,609	$17,788	$24,040
Operating cash outflows from finance leases	3	1	1
Financing cash outflow from finance leases	115	69	291

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	14,251	8,384	13,038

The table below sets forth information about lease liability maturities:

	December 31,
	Operating Leases	Finance Leases
2024	$10,099	$57
2025	8,538	41
2026	6,579	21
2027	3,985	19
2028	1,912	18
2029	1,446	-
2030 and thereafter	10,275	-
Total lease payments	42,834	156
Less: imputed interest	(6,705)	(10)
Total lease obligations	36,129	146
Less: current obligations	(8,840)	(52)
Long-term lease obligations	$27,289	$94

Note 10 – Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities and other current liabilities at December 31 were:

	2023	2022
Accrued expenses	$60,102	$66,192
Compensation and payroll taxes	64,000	82,349
Equipment purchases	14,602	30,486
Operating lease	8,840	7,390
Finance lease	52	30
Accrued pricing adjustments	26,423	18,777
Accrued professional services	2,300	2,825
Tax payable - non-income tax related	3,218	3,034
Other	137	3,350
	$179,674	$214,433

Other long-term liabilities at December 31 were:

	2023	2022
Accrued defined benefit plan	$14,656	$12,134
Operating lease	27,289	20,765
Finance lease	94	46
Deferred grants and subsidy	9,103	9,967
Deferred compensation	18,392	16,009
Tax contingencies	8,787	8,787
Other	21,487	13,188
	$99,808	$80,896

Note 11 – Dividends

We have never declared or paid cash dividends on our Common Stock. The Credit Facility permits us to pay dividends up to $75.0 million per fiscal year to its stockholders so long as we have not defaulted under the Credit Agreement at the time of such dividend and no default would result from declaring or paying such dividend. The payment of dividends is within the discretion of our Board of Directors. See Note 8 for additional information regarding our credit agreements.

Note 12 – Income Taxes

The table below sets forth our income before taxes for the twelve months ended December 31:

Income before income taxes	2023	2022	2021
U.S.	$172,781	$221,288	$122,127
Foreign	105,152	174,652	192,968
Total	$277,933	$395,940	$315,095

The table below sets forth the components of our income tax provision (benefit) for the twelve months ended December 31:

	2023	2022	2021
Current tax provision
Federal	$27,028	$46,368	$15,691
Foreign	34,408	37,598	25,489
State	54	56	(17)
	61,490	84,022	41,163
Deferred tax provision (benefit)
Federal	(8,273)	(6,486)	(1,116)
Foreign	(10,463)	(25,537)	31,222
State	(5)	(8)	-
	(18,741)	(32,031)	30,106

Liability for unrecognized tax benefits	4,536	4,694	7,538
Total income tax provision	$47,285	$56,685	$78,807

Effective Tax Rate Reconciliation

The table below sets forth a reconciliation between the effective tax rate and the statutory tax rates for the twelve months ended December 31:

	2023		2022		2021
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings*	Amount	earnings*	Amount	earnings*
Federal tax	$58,366	21.0	$83,147	21.0	$66,170	21.0
State income taxes, net of federal tax provision	49	-	33	-	(474)	(0.2)
Foreign income taxed at different tax rates	834	0.3	(6,527)	(1.6)	(2,018)	(0.6)
U.S. tax impact of foreign operations	(14,778)	(5.3)	(7,369)	(1.9)	(17,375)	(5.5)
Foreign withholding taxes	5,751	2.1	(12,441)	(3.1)	33,175	10.5
Research and development	(5,497)	(2.0)	(5,865)	(1.5)	(6,310)	(2.0)
Liability for unrecognized tax benefits	4,536	1.6	4,694	1.2	7,538	2.4
Valuation allowance	2,109	0.8	(1,986)	(0.5)	(1,068)	(0.3)
Employee stock-based compensation	627	0.2	1,784	0.4	(812)	(0.3)
Other	(4,712)	(1.7)	1,215	0.3	(19)	-
Income tax provision	$47,285	17.0	$56,685	14.3	$78,807	25.0

* The sum of the amounts in the table may not equal to the effective tax rate due to rounding.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2023	2022	2021
Balance at January 1,	$48,072	$43,378	$42,466
Additions based on tax positions related to the current year	11,370	10,022	9,244
Additions for prior year tax positions	110	75	138
Reductions for prior year tax positions	(10,714)	(5,403)	(8,470)
Balance at December 31,	$48,838	$48,072	$43,378

If the $48.8 million of unrecognized tax benefits as of December 31, 2023, is recognized, approximately $46.7 million would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012. We are no longer subject to China income tax examinations by tax authorities for tax years before 2013. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2017. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2023, 2022 and 2021.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31:

	2023	2022
Deferred tax assets
Inventory cost	$32,682	$30,322
Accrued expenses and accounts receivable	6,120	6,931
Research and development tax credits	9,613	9,613
Net operating loss carryforwards	43,616	52,599
Lease obligations	3,042	3,845
Accrued pension	3,164	2,500
Share based compensation and others	21,754	20,088
	119,991	125,898
Valuation allowances	(25,836)	(42,405)
Total deferred tax assets, non-current	94,155	83,493
Deferred tax liabilities
Plant, equipment and intangible assets	(8,003)	(6,595)
Right of use assets	(6,358)	(3,883)
Outside basis differences and others	(28,989)	(36,114)
Total deferred tax liabilities, non-current	(43,350)	(46,592)
Net deferred tax assets	$50,805	$36,901

ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The $38.0 million net deferred tax asset presented in the balance sheet as of December 31, 2023, is net of $12.8 million of unrecognized tax benefits. The $50.8 million and $36.9 million net deferred tax asset presented above for December 31, 2023 and 2022, respectively, is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2023, we had no federal research credit carryforward and approximately $9.6 million of state tax credit and research credit carryforwards, which are available to offset future income tax liabilities. The state tax credit carryforwards will began expiring in 2023. Consistent with prior years, we determined that it is more likely than not that our state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $8.6 million as of December 31, 2023 and 2022.

At December 31, 2023, we had state net operating loss (“NOL”) carryforwards of approximately $1.2 million, and foreign NOL carryforwards of $222.7 million which are available to offset future taxable income. The state NOL carryforward began to expire in 2022. We determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will began expiring in 2022. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized. The valuation allowances recorded against the related deferred tax assets totaled $16.7 million and $33.8 million as of December 31, 2023 and 2022, respectively.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. As of December 31, 2023, we had undistributed earnings from non-U.S. operations of approximately $1.3 billion (including approximately $95.7 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $511.4 million of this total. Additional Chinese withholding taxes of approximately $52.0 million would be required should the $511.4 million of such earnings be distributed out of China as dividends.

The impact of tax holidays decreased our tax expense by approximately $0.7 million, $0.2 million and ($0.2) million for the twelve months ended December 31, 2023, 2022 and 2021, respectively. The benefit of the tax holidays on basic and diluted earnings per share was $0.02, $0.00 and $0.00 for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

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

The table below sets forth net periodic benefit costs of the plan for the twelve months ended December 31:

	Defined Benefit Plan
	2023	2022
Components of net periodic benefit cost:
Service cost	$373	$245
Interest cost	4,687	2,834
Recognized actuarial gain	3,082	2,211
Expected return on plan assets	(5,686)	(7,405)
Prior service cost	65	64
Net periodic benefit cost	$2,521	$(2,051)

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2023	2022
Change in benefit obligation:
Beginning balance	$98,797	$166,764
Service cost	373	245
Interest cost	4,687	2,834
Actuarial loss (gain)	3,441	(48,234)
Benefits paid	(4,918)	(4,710)
Settlements	-	(1,052)
Currency changes	5,728	(17,050)
Benefit obligation at December 31	$108,108	$98,797

Change in plan assets:
Beginning balance - fair value	$91,307	$155,029
Employer contribution	2,863	2,697
Actual return on plan assets	3,515	(44,637)
Benefits paid	(4,918)	(4,710)
Settlements	-	(1,230)
Currency changes	5,249	(15,842)
Fair value of plan assets at December 31	$98,016	$91,307
Underfunded status at December 31	$(10,092)	$(7,490)

Based on an actuarial study performed as of December 31, 2023, the plan was underfunded by approximately $10.1 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $42.8 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2023, the plan’s accumulated other comprehensive income increased by approximately $2.4 million. The variance between the actual and expected return on plan assets during the period increased the accumulated other comprehensive income by $2.2 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets. Therefore, the excess amount will be amortized over the average term to retirement of plan participants, not yet in receipt of pension, which as of December 31, 2023, was approximately 7.5 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2023	2022
Discount rate	4.7%	4.7%
Expected long-term return on plan assets	6.1%	6.1%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2023	2022
Discount rate	4.4%	4.7%

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

The table below sets forth the plan asset allocations of the assets in the plan and expected long-term return by asset category:

Asset category	Expected long-term return	Asset allocation
Growth assets	7.5%	50%
Hedging assets	4.1%	35%
Cash	5.3%	15%

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

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2023:

2024	$5,310
2025	5,391
2026	5,516
2027	5,658
2028	5,810
2029-2033	30,288

The trustees are required to review the funding position every three years. An actuarial valuation was performed as of March 31, 2022, resulting in a deficit of approximately GBP 20 million (approximately $26 million based on a GBP: USD exchange rate of 1:1.3). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the first payment made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $1.95 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029. These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2029.

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

The following table summarizes the major categories of the plan assets:

	December 31, 2023
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,961	$-	$-	$8,961
Equity securities:
U.K.	-	534	-	534
Overseas equities	-	12,424	-	12,424
Emerging markets	-	3,296	-	3,296
Fixed income securities:
Government bonds	-	87	-	87
Non-government bonds	-	12,860	-	12,860
Other types of investments
Hedge funds	-	18,898	-	18,898
Liability-driven investments	-	34,681	-	34,681
Commodities	-	676	-	676
Other	-	5,599	-	5,599
Total	$8,961	$89,055	$-	$98,016

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

We also have pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are immaterial and therefore, not included in the amounts or assumptions above. As of December 31, 2023 and 2022, the Company has recorded a net liability of $3.2 million related to these defined benefit plans in Asia.

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

As stipulated by the regulations of China, we maintain a retirement plan pursuant to the local municipal government for the employees in China and are required to make contributions of 8% of the employee’s eligible payroll. Pursuant to the Taiwan Labor Standard Law and Factory Law, we maintain a retirement plan for the employees in Taiwan, whereby we make contributions at a rate of 8% of the employee’s eligible payroll.

For the twelve months ended December 31, 2023, 2022 and 2021, total amounts expensed under these plans were approximately $22.3 million, $21.5 million and $21.7 million, respectively.

Deferred Compensation Plan
We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At December 31, 2023 and December 31, 2022, these investments totaled approximately $14.6 million and $12.1 million, respectively.

Note 14 – Share-Based Compensation

In May 2022, our stockholders approved our 2022 Equity Incentive Plan (“2022 Plan”). Since the approval of the 2022 Plan, all share-based compensation awards have been granted under and will continue to be granted under the 2022 Plan, no additional share-based awards will be granted under any previous plan. The number of shares authorized to be awarded under the 2022 Plan is 7.0 million shares.

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31:

	2023	2022	2021
Cost of goods sold	$1,860	$1,630	$1,321
Selling, general and administrative expense	24,470	30,295	28,188
Research and development expense	4,581	4,362	3,696
Total share-based compensation expense	$30,911	$36,287	$33,205

The table below sets forth share-based compensation expense by type for the twelve months ended December 31:

	2023	2022	2021
Share grants	30,894	36,251	33,132
Stock options	17	36	73
Total share-based compensation expense	$30,911	$36,287	$33,205

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

The table below sets forth a summary of our non-vested share grants in 2023, 2022 and 2021:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value
Nonvested at December 31, 2021	1,402	54.94
Granted	535	69.87
Vested	(614)	45.96	$46,633
Forfeited and other	(55)	61.87
Nonvested at December 31, 2022	1,269	65.29	$96,634
Granted	645	84.87
Vested	(643)	54.20	$59,701
Forfeited and other	(48)	73.33
Nonvested at December 31, 2023	1,223	81.02	$98,493

The total unrecognized share-based compensation expense as of December 31, 2023, was approximately $62.8 million, relating to share grants, which was expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Options – All stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees. We acquired a controlling interest in Savitech in 2020. Total cash received from option exercises was approximately $0.0 million, $0.1 million and $4.3 million during 2023, 2022 and 2021, respectively.

At December 31, 2023, there was no unrecognized compensation expense related to unvested options.

The table below sets forth a summary of activity in our stock option plan:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2021	5	27.92	0.4	$409
Exercised during 2022	(5)	27.92	0.4	$409
Outstanding and exercisable at December 31, 2022 and 2023, respectively	-

Note 15 – Related Party Transactions

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”), Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) and Atlas Magnetics, Co ("Atlas").

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

Warren Chen, a member of the Company's board of directors serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process and consider our relationships Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton. We have an agreement to purchase approximately $18.1 million of wafers from Nuvoton that ends in the fourth quarter of 2025.

JCP is an FCP manufacturing company from which we purchase material and in which we have made an equity investment. We account for using the equity method of accounting.

Atlas is an early stage privately held fabless wafer design company in which the Company holds a majority interest. The Company determined that Atlas is a VIE and the Company does not have the power to direct the activities that most significantly impact Atlas. The Company has therefore determined that the Company is not the primary beneficiary. For additional information related to Atlas see Note 19 - Equity Investments - Variable Interest Entities, below.

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties. The tables below set forth the net sales, purchases and expenses, for the twelve months ended December 31:

	2023	2022	2021
Keylink
Net sales	$12,595	$19,998	$19,689
Purchases	$1,535	$1,949	$2,015
Plating, rental and consulting expense	$16,916	$18,176	$17,922
Nuvoton
Net sales	$49	$149	$65
Purchases	$10,454	$15,068	$9,764
JCP
Purchases	$364	$581	$1,240
Atlas
Purchases	$177	$-	$-

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2023	2022
Keylink
Accounts receivable	$34,774	$40,510
Accounts payable	$33,882	$33,733
Nuvoton
Accounts receivable	$26	$30
Accounts payable	$924	$2,859
JCP
Accounts payable	$159	$133
Atlas
Accounts payable	$133	$-

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Note 16 – Segment Information, Revenue and Enterprise-Wide Disclosures

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. During the twelve months ended December 31, 2023, two customers, both broad-based distributors serving thousands of customers, accounted for 10% or more of our net sales. During the twelve months ended December 31, 2022 one customer, a broad-based distributor serving thousands of customers, accounted for 10% or more or our net sales. During the twelve months ended December 31, 2021 no customer accounting for 10% or more of our net sales. At December 31, 2023, one of the customers that accounted for 10% or more of the Company's 2023 net sales also accounted for approximately 13.8% of our outstanding accounts receivable. No customer accounted for 10% or greater of our outstanding accounts receivable at December 31, 2022.

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

2023	Asia	Americas	Europe	Consolidated
Total sales	$1,560,595	$1,210,561	$378,442	$3,149,598
Inter-company sales	(684,927)	(670,624)	(132,308)	(1,487,859)
Net sales	$875,668	$539,937	$246,134	$1,661,739

Property, plant and equipment	$545,865	$85,005	$115,299	$746,169
Assets	$1,600,858	$544,247	$222,554	$2,367,659

2022	Asia	Americas	Europe	Consolidated
Total sales	$1,891,855	$1,361,223	$358,930	$3,612,008
Inter-company sales	(769,630)	(722,872)	(118,926)	(1,611,428)
Net sales	$1,122,225	$638,351	$240,004	$2,000,580

Property, plant and equipment	$529,365	$95,584	$111,781	$736,730
Assets	$1,599,805	$440,014	$248,493	$2,288,312

2021	Asia	Americas	Europe	Consolidated
Total sales	$1,939,540	$1,108,460	$278,126	$3,326,126
Inter-company sales	(730,058)	(678,662)	(112,244)	(1,520,964)
Net sales	$1,209,482	$429,798	$165,882	$1,805,162

Property, plant and equipment	$456,109	$22,943	$103,026	$582,079
Assets	$1,547,518	$415,133	$231,844	$2,194,495

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2023, 2022 and 2021:

Net Sales by Region	2023	2022	2021
Asia	$1,181,519	$1,480,191	$1,439,545
Europe	287,549	283,900	220,772
Americas	192,671	236,489	144,845
Total net sales	$1,661,739	$2,000,580	$1,805,162

Net Sales by Type	2023	2022	2021
Direct sales	$530,446	$590,173	$607,645
Distributor sales	1,131,293	1,410,407	1,197,517
Total net sales	$1,661,739	$2,000,580	$1,805,162

Net sales from products shipped to China for the twelve months ended December 31, 2023, 2022 and 2021, was $704.8 million $941.3 million and $938.1 million, respectively.

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

*Separate leases by separate Diodes’ subsidiaries

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $30.5 million at December 31, 2023. As of December 31, 2023, we also had a commitment to purchase approximately $44.1 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2025.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. We use foreign currency forward agreements to manage this exposure. At December 31, 2023 and December 31, 2022, we had $230.4 million and $183.1 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification ("ASC") No. 815.

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

The table below sets forth the number of instruments and the notional amounts of the Company's cross currency swaps at December 31, 2023 and December 31, 2022:

	Number of Instruments		Notional Amount
	2023	2022	2023	2022
Cross currency swaps	2	2	160,000	160,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022:

	Fair Value
	Other Assets		Other Liabilities
	2023	2022	2023	2022
Cross currency swaps	$-	$1,427	$6,936	$6,314
Foreign-currency forward contracts	-	-	10,202	-

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the twelve months ended December 31 2023, 2022 and 2021:

Derivative Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Reclassified from OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Designated as	December 31,			Accumulated	December 31,			Effectiveness	December 31,
Hedging Instruments	2023	2022	2021	Income	2023	2022	2021	Testing)	2023	2022	2021
Interest rate swaps and collars	$-	$-	$(13)	Interest expense	$-	$-	$(555)	N/A	$-	$-	$-
Cross currency swaps	(1,442)	5,383	989	N/A	-	-	-	Interest income	1,653	2,308	2,469
Foreign-currency forward contracts	(10,202)	-	-	N/A	-	-	-	Interest income	4,304	-	-

	Amount of Gain or (Loss) Recognized in Net Income
	December 31,
Derivative Instruments Not Designated as Hedging Instruments	2023	2022	2021	Location of Gain or (Loss) Recognized in Net Income
Foreign currency forward contracts	$(5,364)	$(21,188)	$3,925	Foreign currency loss, net

We estimate that none of the net derivative losses included in accumulated other comprehensive income (“AOCI”) as of December 31, 2023, will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2023. As of December 31, 2023 and 2022, the Company had not posted any collateral related to these agreements.

Note 19 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. During the twelve months ended December 31, 2023 and 2022, the Company recognized upward adjustments in value of $15.3 million and $3.9 million, respectively, for a cumulative total of upward adjustments of $19.2 million on these investments. These adjustments were based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The upward adjustments were recorded within other income, in the condensed consolidated statement of operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes.

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company is not the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. The Company will reassess whether they are the primary beneficiary at each reporting date.

Unconsolidated Variable Interest Entity

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock. The primary purpose for providing the additional investment in Atlas was for continued access to developing technology with potential future benefit to the Company. As part of the April 2023 agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock and at December 31, 2023, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more that 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

•
The hiring and firing of officers (i.e., CEO, CFO, etc.) – The hiring and firing of personnel responsible for making the key daily decisions and implementing the strategic operating direction will determine the success the Company has in their initiatives, thereby affecting the economic performance;
•
Determining the business plan and budget, including incurring additional indebtedness or issuing additional equity interests – As Atlas is thinly capitalized, the decisions around when and how to obtain cash will influence whether AM can continue operating; and
•
Determining the strategic operating direction of Atlas – The decisions made around the significant operating direction of Atlas will significantly impact the overall performance of the Company by determining where and how Atlas limited capital is spent without having significant revenues to keep the Company operating.

As the Company is not the primary beneficiary of Atlas, the Company did not consolidate the assets and liabilities of Atlas in our financial statements and instead accounts for the investment under the measurement alternative described in ASC 321-10-35-2 using the available measurement alternative for equity securities that lack readily determinable fair value. As such, the Company’s investment is measured at cost less impairment, and adjusted to fair value if there are any observable price changes for identical or similar investment of the same issuer.

As a result of acquiring additional equity interest in Atlas in May 2023, the Company recorded an upward adjustment of $15.3 million during the nine months ended December 31, 2023. Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas.

The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

	December 31,
	2023	2022
Privately Held Wafer Design Company ("PWDC")
VIE total assets	$26,445	$13,671
VIE total liabilities	4,532	6,625

Diodes' preferred equity in VIE	$44,420	$10,000
Diodes' note receivable from VIE	4,000	5,000
Diodes' interest receivable from VIE	45	222
Diodes' maximum exposure to loss	$48,465	$15,222

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

Note 21 – Restructuring costs

During 2023, the Company began the process to consolidate certain activities performed at one of its foreign locations.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the twelve months ended December 31, 2023, 2022 and 2021:

	For the Twelve Months Ended December 31,
	2023	2022	2021
Asset impairment	$200	$-	$-
Contract termination	207	-	-
Employee severance	1,139	-	-
Other	37	-	-
	$1,583	$-	$-

The table below sets forth the costs accrued related to the restructuring:

	Contract Termination	Employee Severance	Other	Total
Beginning balance, December 31, 2022	$-	$-	$-	$-
Costs accrued	207	1,139	245	1,592
Costs paid	-	(1,139)	(135)	(1,274)
Ending balance, December 31, 2023	$207	$-	$110	$317

Note 22 - Subsequent Event

During January 2024, Diodes Hong Kong Limited, a company incorporated under the laws of Hong Kong and a subsidiary of the Company, entered into an amendment of its US Dollar revolving loan facility in an aggregate amount equal to $90.0 million (the "Facility"). The Facility was previously $105.0 million, with a maturity date of January 2025. In addition the changing the amount of the Facility, this amendment also changed the maturity date of January 2027. The Facility is governed by the laws of Hong Kong.

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1

3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 12, 2020	4.2

10.1*	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement dated April 1, 2013, between the Company and Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement, dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.5.1*	Amendment No. 2 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	June 1, 2022	99.1

10.5.2*	Amendment No. 3 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	January 22, 2024	99.1

10.6*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.7*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.8*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective June 1, 2013	10-K	February 27, 2017	10.10

10.9	Diodes Incorporated 2013 Equity Incentive Plan, as amended and restated on May 3, 2017	S-8	August 17, 2017	99.1

10.10*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.11*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.11.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.11.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

10.12*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.13*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.14*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.15*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.16*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.17*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.18	Diodes Incorporated 2022 Equity Incentive Plan	S-8	May 26, 2022	99.1

10.18.1	Diodes Incorporated 2022 Equity Incentive Plan – Form of Stock Unit Agreement	S-8	May 26, 2022	99.2

10.19	Lease Agreement dated as of September 30, 2003, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment, LTD.	10-Q	August 9, 2004	10.52

10.19.1	Supplementary to the Lease Agreement between Shanghai Kaihong Electronic Co. Ltd., and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.20	Lease Agreement dated as of June 28, 2004, between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.20.1	Supplementary Agreement dated December 31, 2007, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.21	Wafer Purchase Agreement dated January 10, 2006, between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.22	Supplementary to the Lease Agreement dated September 5, 2004, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.23	Supplementary to the Lease Agreement dated June 28, 2004, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.24	Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.25	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.26	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.27	Distributorship Agreement dated November 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.28	Lease Facility Safety Management Agreement dated December 31, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.29	Consulting Agreement dated January 1, 2009, between the Company and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.30	Third Floor of the Accommodation Building Lease Agreement dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.31	Second Floor of the Accommodation Building Lease Agreement dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.32	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.33	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.34	First Floor of the Accommodation Building Agreement dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.1

10.35	Third Floor of the Dormitory Building Lease Agreement dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.36	Second Supplementary Agreement dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.37	Supplement Agreement to Lease Agreement dated September 2013, between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.38	Amendment to Dinghong Building Lease Agreements between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.2

10.39	Termination Agreement to Dinghong Male Dorm Building Lease Agreement between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.4

10.40	Termination Agreement to Dinghong Female Dorm Building Lease Agreement between Shanghai Kaihong Electronic Technology Co. Limited and Shanghai Dinghong Electronic Co. Ltd.	10-Q	November 6, 2018	10.5

10.41	Power Account Transfer Agreement between Shanghai Kaihong Technology Company Limited and Shanghai YuanHao Co.	10-Q	November 6, 2018	10.6

10.42	Procurement Agreement dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.43	Amended Consulting Agreement dated as of January 1, 2015, between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.44	Chemical Warehouse Lease Agreement dated November 1, 2014, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.45	Chemical Warehouse Lease Agreement dated September 22, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.1

10.46	Amendment to Yuanhao Building Lease Agreements between Shanghai Kaihong Technology Company Limited and Shanghai Yuanhao Electronic Co. Ltd	10-Q	November 6, 2018	10.3

10.47	Property Lease Safety Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

10.48	Amendment to Yuanhao Building Lease Agreements	10-Q	May 9, 2023	10.1

10.49	Diodes Zetex Pension Scheme Recovery Plan dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.78

10.50	Diodes Zetex Pension Scheme Schedule of Contributions dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.79

10.51	Framework Agreement dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-K	February 27, 2017	10.80

10.52	Guarantee dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.5

10.53	Diodes Zetex Pension Scheme Information Protocol dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.54	Legal Charge dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.7

10.55	Amended and Restated Credit Agreement dated October 26, 2016, among the Company, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.56.1	Amendment No. 1 and Limited Waiver dated February 13, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	8-K	February 14, 2017	10.1

10.56.2	Amendment No. 2 dated August 24, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	10-K	February 20, 2018	10.80.2

10.56.3	Third Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Diodes Incorporated, Diodes Holding UK Limited, Diodes Zetex Limited, Diodes US Manufacturing Incorporated, Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, and the other Lenders party thereto.	8-K	June 2, 2023	10.1

10.57	Consent to Credit Agreement	10-Q	November 6, 2018	10.1

10.58	Consent and Amendment No. 3 to Amended and Restated Credit Agreement dated December 27, 2018, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 87 above)	10-K	February 21, 2019	10.89

10.59*	Transition agreement between Diodes Incorporated and Richard White	8-K	March 6, 2019	10.1

10.60*	Amended Transition Agreement between Diodes Incorporated and Richard White	8-K/A	April 1, 2019	10.1

10.61	Consent to Credit Agreement	10-Q	May 7, 2019	10.1

10.62	Consent to Credit Agreement	10-Q	August 5, 2019	10.1

10.63	Share Swap Agreement between Diodes Incorporated and Lite-On Semiconductor Corp. dated as of August 8, 2019	8-K	August 9, 2019	2.1

10.64	First Amendment to Second Amended and Restated Credit Agreement dated as of September 21, 2020	10-K	February 22, 2021	10.95

10.65	Consent Agreement with Respect to Second Amended and Restated Credit Agreement and Foreign Security Agreements dated as of November 2, 2020	10-K	February 22, 2021	10.96

10.66	Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of November 17, 2020. Portions of this Exhibit have been omitted	10-K	February 22, 2021	10.97

10.67	Facility Agreement, dated January 22, 2021, by and among Diodes Hong Kong Limited, The Hongkong and Shanghai Banking Corporation Limited, as Arranger, the financial institutions listed in Schedule 1 thereto, The Hongkong and Shanghai Banking Corporation Limited, as Agent, and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent. Portions of this Exhibit have been omitted.	8-K	January 26, 2021	10.1

10.68	Hong Kong Debenture, dated January 22, 2021, by and between Diodes Hong Kong Limited and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent.	8-K	January 26, 2021	10.2

10.69	Letter, dated January 22, 2021, from Diodes Incorporated to The Hongkong and Shanghai Banking Corporation.	8-K	January 26, 2021	10.3

10.70	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 4, 2021, by and among Diodes Incorporated, Diodes Holdings UK Limited, certain subsidiaries of Diodes Incorporated identified therein, the Lenders identified therein, and Bank of America, N.A.	10-Q	May 6, 2021	10.4

10.71	Amendment No. 4 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	10-K	February 18, 2022	10.79

10.72	Amendment No. 5 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	10-K	February 18, 2022	10.80

10.73	Amendment No. 6 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	8-K	January 4, 2022	10.1

10.74*	Letter agreement dated January 13, 2023, by and between the Company and Evan Yu	8-K	January 17, 2023	10.1

10.75*	Letter agreement dated March 17, 2023, by and between the Company and Julie Holland	8-K	March 17, 2023	10.1

10.76	Amendment to Yuanhao Building Lease Agreements	10-Q	May 9, 2023	10.3

10.77	Third Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Diodes Incorporated, Diodes Holding UK Limited, Diodes Zetex Limited, Diodes US Manufacturing Incorporated, Bank of America N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.	8-K	June 2, 2023	10.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

19	Corporate Policy on Insider Trading Adopted July 6, 2001; updated January 15, 2021				X

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97*	Recoupment of Executive Compensation Policy				X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document				X

104	Cover Page Interactive Data File, formatted in Inline XBRL				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 9, 2024
KEH-SHEW LU
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brett R. Whitmire	February 9, 2024
Brett R. Whitmire
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, Chairman and Chief Executive Officer, and Brett R. Whitmire, Chief Financial Officer, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2024.

/s/ Keh-Shew Lu	/s/ Michael R. Giordano
KEH-SHEW LU	MICHAEL R. GIORDANO
Chairman of the Board of Directors and	Director
Chief Executive Officer
(Principal Executive Officer)
PETER M. MENARD
/s/ Brett R. Whitmire	Director
BRETT R. WHITMIRE
Chief Financial Officer	/s/ Christina Wen-Chi Sung
(Principal Financial Officer)	CHRISTINA WEN-CHI SUNG
Director
/s/ Angie Chen Button
ANGIE CHEN BUTTON	/s/ Gary Yu
Lead Director	GARY YU
President and Director
/s/ Elizabeth (Beth) Bull
ELIZABETH (BETH) BULL
Director

/s/ Warren Chen
WARREN CHEN
Director