Form 10-Q
period 2024-03-31
DIODES INC /DEL/
filed 2024-05-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of the registrant’s Common Stock outstanding as of May 6, 2024 was 46,122,904.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$266,202	$315,457
Restricted cash	4,358	3,026
Short-term investments	9,782	10,174
Accounts receivable, net of allowances of $8,254 and $5,641 at March 31, 2024 and December 31, 2023, respectively	391,508	371,930
Inventories	429,363	389,774
Prepaid expenses and other	100,016	97,024
Total current assets	1,201,229	1,187,385
Property, plant and equipment, net	723,478	746,169
Deferred tax assets	50,912	51,620
Goodwill	146,941	146,558
Intangible assets, net	59,952	63,937
Other long-term assets	173,660	171,990
Total assets	$2,356,172	$2,367,659

Liabilities
Current liabilities:
Lines of credit	$48,928	$40,685
Accounts payable	149,228	158,261
Accrued liabilities and other	164,570	179,674
Income tax payable	13,283	10,459
Current portion of long-term debt	1,270	4,419
Total current liabilities	377,279	393,498
Long-term debt, net of current portion	19,639	16,979
Deferred tax liabilities	10,509	13,662
Unrecognized tax benefits	34,035	34,035
Other long-term liabilities	89,899	99,808
Total liabilities	531,361	557,982

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 46,114,753 shares and 45,938,383 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	36,936	36,819
Additional paid-in capital	509,401	509,861
Retained earnings	1,689,312	1,675,274
Treasury stock, at cost, 9,286,862 shares and 9,286,862 shares at March 31, 2024 and December 31, 2023, respectively	(337,986)	(337,986)
Accumulated other comprehensive loss	(149,073)	(143,227)
Stockholders' equity	1,748,590	1,740,741
Noncontrolling interest	76,221	68,936
Total equity	1,824,811	1,809,677
Total liabilities and stockholders' equity	$2,356,172	$2,367,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$301,972	$467,241
Cost of goods sold	202,388	272,787
Gross profit	99,584	194,454

Operating expenses
Selling, general and administrative	53,735	70,991
Research and development	33,964	33,232
Amortization of acquisition related intangible assets	3,810	3,852
Gain on disposal of fixed assets	(4,872)	(48)
Other operating income	(1)	-
Total operating expense	86,636	108,027

Income from operations	12,948	86,427

Other income (expense)
Interest income	4,614	1,772
Interest expense	(532)	(2,132)
Foreign currency gain (loss), net	972	(1,893)
Unrealized gain on investments	370	3,889
Other income	434	530
Total other income (expense)	5,858	2,166

Income before income taxes and noncontrolling interest	18,806	88,593
Income tax provision	3,537	16,616
Net income	15,269	71,977
Less net income attributable to noncontrolling interest	(1,231)	(827)
Net income attributable to common stockholders	$14,038	$71,150

Earnings per share attributable to common stockholders:
Basic	$0.30	$1.56
Diluted	$0.30	$1.54
Number of shares used in earnings per share computation:
Basic	46,032	45,600
Diluted	46,285	46,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$15,269	$71,977
Unrealized gain on defined benefit plan, net of tax	1,648	2,706
Unrealized gain (loss) on derivative instruments, net of tax	8,814	(3,342)
Unrealized foreign currency (loss) gain, net of tax	(16,308)	11,323
Comprehensive income	9,423	82,664
Less: Comprehensive income attributable to noncontrolling interest	(1,231)	(827)
Total comprehensive income attributable to common stockholders	$8,192	$81,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2023	55,225	$36,819	(9,287)	$(337,986)	$509,861	$1,675,274	$(143,227)	$1,740,741	$68,936	$1,809,677
Total comprehensive income (loss)	-	-	-	-	-	14,038	(5,846)	8,192	1,231	9,423
Net changes in noncontrolling interest	-	-	-	-	-	-		-	6,054	6,054
Common stock issued for share-based plans	176	117	-	-	(117)	-	-	-	-	-
Share-based compensation	-	-	-	-	5,049	-	-	5,049	-	5,049
Tax related to net share settlement	-	-	-	-	(5,392)	-	-	(5,392)	-	(5,392)
Balance, March 31, 2024	55,401	$36,936	(9,287)	$(337,986)	$509,401	$1,689,312	$(149,073)	$1,748,590	$76,221	$1,824,811

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2022	54,751	$36,503	(9,282)	$(337,490)	$494,773	$1,448,092	$(128,233)	$1,513,645	$69,274	$1,582,919
Total comprehensive income (loss)	-	-	-	-	-	71,150	10,687	81,837	827	82,664
Net changes in noncontrolling interest	-	-	-	-	-	-		-	107	107
Common stock issued for share-based plans	237	158	-	-	(158)	-	-	-	-	-
Share-based compensation	-	-	-	-	9,652	-	-	9,652	-	9,652
Tax related to net share settlement	-	-	-	-	(9,669)	-	-	(9,669)	-	(9,669)
Balance, March 31, 2023	54,988	$36,661	(9,282)	$(337,490)	$494,598	$1,519,242	$(117,546)	$1,595,465	$70,208	$1,665,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$15,269	$71,977
Adjustments to reconcile net income to net cash flows from operating activities, net of effects of acquisitions
Depreciation	31,031	29,793
Amortization of intangible assets	3,810	3,852
Share-based compensation expense	5,072	9,820
Deferred income taxes	(318)	(404)
Investment gain	(376)	(3,829)
Gain on disposal of property, plant, and equipment	(4,872)	(48)
Other	(3,334)	347
Changes in operating assets:
Change in accounts receivable	(17,731)	1,544
Change in inventory	(40,435)	20,759
Change in other operating assets	3,478	4,964
Changes in operating liabilities:
Change in accounts payable	(9,117)	(17,718)
Change in accrued liabilities	(15,469)	(36,289)
Change in income tax payable	2,857	13,932
Change in other operating liabilities	(1,008)	1,111
Net cash flows from operating activities	(31,143)	99,811

Cash flows from investing activities
Purchases of property, plant, and equipment	(20,381)	(48,003)
Proceeds from sale of property, plant, and equipment	122	99
Proceeds from short-term investments	1,563	807
Purchases of short-term investments	(1,483)	(2,469)
Proceeds from sales of securities	-	417
Other	1,900	1,018
Net cash flows from investing activities	(18,279)	(48,131)

Cash flows from financing activities
Advances on lines of credit and short-term debt	8,926	8,173
Repayments of lines of credit and short-term debt	-	(10,139)
Proceeds from long-term debt	3,155	263
Repayments of long-term debt	(3,439)	(59,061)
Repayment of and proceeds from finance lease obligation	(14)	(7)
Taxes paid related to net share settlement	(5,392)	(9,669)
Net changes in noncontrolling interest	171	107
Other	(225)	15
Net cash flows from financing activities	3,182	(70,318)

Effect of exchange rate changes on cash and cash equivalents	(1,683)	3,446
Change in cash and cash equivalents, including restricted cash	(47,923)	(15,192)
Cash and cash equivalents, beginning of period, including restricted cash	318,483	341,099
Cash and cash equivalents, end of period, including restricted cash	$270,560	$325,907

Supplemental Cash Flow Information
Interest paid during the period	$463	$1,941
Taxes paid during the period	$2,562	$5,388
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$11,717	$27,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Operations and Significant Accounting Policies

Summary of Operations

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we,” or “our” (Nasdaq: DIOD)), a Standard and Poor’s Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the industrial, automotive, computing, communications, and consumer markets.

The Company’s products include diodes; rectifiers; transistors; MOSFETs; Silicon Carbide (“SiC”) diodes and MOSFETs; protection devices; logic; photocoupler; voltage translators; amplifiers and comparators; sensors; and power management devices such as AC-DC converters, DC-DC switching, linear voltage regulators, voltage references, LED drivers, power switches, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

Diodes’ corporate headquarters and Americas’ sales offices are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano and Milpitas, U.S.; Taipei and Taoyuan City, Taiwan; Shanghai and Yangzhou, China; Oldham, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in South Portland, Maine, U.S., Oldham, England, and Greenock, Scotland; Shanghai and Wuxi, China; and Keelung and Hsinchu, Taiwan. Diodes has assembly and test facilities located in Shanghai, Chengdu, and Wuxi, China; Neuhaus, Germany; and Jhongli, Taiwan. Additional engineering, sales, warehouse, and logistics offices are located in Frankfurt and Munich, Germany; Hong Kong, Shanghai, Beijing, Shenzhen, Wuhan, Yangzhou, and Qingdao, China; Milan, Italy; Oldham, England; Seongnam-si, South Korea; Singapore City, Singapore; Taipei and Kaohsiung, Taiwan; and Tokyo, Japan; with support offices throughout the world.

The Company’s manufacturing facilities have achieved certifications in the internationally recognized standards of ISO 9001:2015, ISO 14001:2015, and, for automotive products, IATF 16949:2016 and the Company is also C-TPAT certified. We believe these quality awards reflect the superior quality-control techniques established at the Company and further enhance our credibility as a vendor-of-choice to original equipment manufacturers ("OEMs") increasingly concerned with quality and consistency.

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, and Artificial Intelligence of Things;
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Computing: cloud computing including artificial intelligence servers, storage, and data center applications;
•
Communications: smartphones, 5G networks, advanced protocols, and charging solutions; and
•
Consumer: IoT, wearables, home automation, and smart infrastructure.

Basis of Presentation

The condensed consolidated financial data at December 31, 2023 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 9, 2024 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2024.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the three month periods ended March 31, 2024 and March 31, 2023, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2024	2023
Earnings (numerator)
Net income attributable to common stockholders	$14,038	$71,150

Shares (denominator)
Weighted average common shares outstanding (basic)	46,032	45,600
Dilutive effect of stock options and stock awards outstanding	253	561
Adjusted weighted average common shares outstanding (diluted)	46,285	46,161

Earnings per share attributable to common stockholders
Basic	$0.30	$1.56
Diluted	$0.30	$1.54

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	326	75

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	March 31, 2024	December 31, 2023
Finished goods	$169,980	$129,802
Work-in-progress	74,432	72,876
Raw materials	184,951	187,096
Total	$429,363	$389,774

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2023	$146,558
Acquisition	1,857
Foreign currency translation adjustment	(1,474)
Balance at March 31, 2024	$146,941

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2024	2023
Intangible assets subject to amortization:
Gross carrying amount	$250,747	$250,747
Accumulated amortization	(191,630)	(187,820)
Foreign currency translation adjustment	(8,333)	(8,170)
Total intangible assets subject amortization	50,784	54,757
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(1,135)	(1,123)
Total intangible assets with indefinite lives	9,168	9,180
Total intangible assets, net	$59,952	$63,937

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2024	2023
Three Months Ended March 31,	$3,810	$3,852

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2024	2023
Domestic pre-tax income	$(1,574)	$54,724
Foreign pre-tax income	$20,380	$33,869
Income tax provision	$3,537	$16,616
Effective tax rate	18.8%	18.8%
Impact of tax holidays on tax expense	$(93)	$(74)
Earnings per share impact of tax holidays:
Basic	$-	$-
Diluted	$-	$-

The effective tax rate for the three months ended March 31, 2024 is consistent when compared to the three months ended March 31, 2023, primarily due to the impact of the geographical mix of pre-tax income and loss across tax jurisdictions relative to the Company’s consolidated pre-tax income on the estimated annual effective income tax rate.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to certain earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012. We are no longer subject to China income tax examinations by tax authorities for tax years before 2013. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2017. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest, and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of March 31, 2024, the gross amount of unrecognized tax benefits was approximately $50.5 million.

Several jurisdictions in which we operate have either enacted, or announced plans to enact, legislation consistent with the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”) which introduced a global minimum effective tax rate of 15% applied on a jurisdiction-by-jurisdiction basis. We have analyzed enacted legislation and do not anticipate that it will have a material impact on our effective tax rate for 2024; however, we continue to monitor future tax legislative changes in the jurisdictions in which we operate in order to evaluate the impacts on the consolidated financial statements.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended
	March 31,
	2024	2023
Cost of goods sold	$450	$452
Selling, general and administrative	3,354	8,362
Research and development	1,268	1,006
Total share-based compensation expense	$5,072	$9,820

Share Grants. Share grants consist of restricted stock awards, restricted stock units (“RSUs”) and performance stock units (“PSUs”). Restricted stock awards and RSUs generally vest in equal annual installments over a four-year period and are measured based on the fair market value of the underlying stock on the date of grant. Compensation expense is recognized on a straight-line basis over the requisite four-year service period. All new grants are awarded under the Company’s 2022 Equity Incentive Plan.

PSUs are measured based on the fair market value of the underlying stock on the date of grant, and compensation expense is recognized over the three-year performance period, with adjustments made to the expense to recognize the probable payout percentage.

As of March 31, 2024, total unrecognized share-based compensation expense related to share grants was approximately $61.6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Modification. During the three months ended March 31, 2023 we modified previously granted stock awards for two corporate officers who retired. The result of the modifications resulted in the acceleration of the vesting of 54,525 stock awards for the corporate officers. The incremental expense recorded for this modification was approximately $2.1 million, which was expensed in selling, general, and administrative (“SG&A”) expense in the three months ended March 31, 2023.

NOTE 7 – Enterprise Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas, and Europe. During the three months ended March 31, 2024, one customer accounted for approximately $42.7 million or 14.2% of our net sales. During the three months ended March 31, 2023, two customers accounted for $51.8 million, or 11.1%, and $51.6 million, or 11.0%, of our net sales. One customer accounted for approximately 17.3% of our outstanding accounts receivable at March 31, 2024. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q are broad-based global distributors that sell to thousands of different end users.

Disaggregation of Net Sales. We disaggregate net sales with customers into direct sales to end customers and distribution sales to distributors (“Distributors”) and by geographic area. Direct sales customers consist of those customers using our product in their manufacturing process, and Distributors are those customers who resell our products to third parties. We deliver our products to customers around the world for use in the industrial, automotive, computing, consumer, and communications markets. Further, most of our contracts are fixed-price arrangements, and are short term in nature, ranging from days to several months. The tables below set forth net sales based on the location of the subsidiary producing the net sale:

As of and for the
Three Months Ended March 31, 2024	Asia	Americas	Europe	Consolidated
Total sales	$329,426	223,773	$66,387	$619,586
Intercompany elimination	(148,884)	(136,430)	(32,300)	(317,614)
Net sales	$180,542	$87,343	$34,087	$301,972

Property, plant and, equipment, net	$529,187	$82,838	$111,453	$723,478
Total assets	$1,617,774	$502,459	$235,939	$2,356,172

As of and for the
Three Months Ended March 31, 2023	Asia	Americas	Europe	Consolidated
Total sales	$424,162	$331,407	$100,045	$855,614
Intercompany elimination	(181,465)	(175,151)	(31,757)	(388,373)
Net sales	$242,697	$156,256	$68,288	$467,241

Property, plant and, equipment, net	$550,373	$92,729	$112,605	$755,707
Total assets	$1,590,485	$442,763	$252,313	$2,285,561

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or Distributor):

	For the Three Months Ended March 31,
Net Sales by Region	2024	2023
Asia	$228,420	$324,167
Europe	47,450	76,990
Americas	26,102	66,084
Total net sales	$301,972	$467,241

Net Sales by Type
Direct sales	$118,164	$134,945
Distributor sales	183,808	332,296
Total net sales	$301,972	$467,241

Net sales from products shipped to China was $138.5 million and $179.7 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 – Debt

Borrowings outstanding as of March 31, 2024 and December 31, 2023 are set forth in the table below:

	March 31,	December 31,		Current Amount
Description	2024	2023	Interest Rate	Maturity
Short-term debt	$48,928	$40,685	Various indices plus margin	Various during 2024

Long-term debt
Notes payable to Bank of Taiwan	1,763	1,880	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	1,563	1,626	2-yr deposit rate floating plus 0.082%	September 2025
Notes payable to CTBC Bank	3,125	3,252	TAIBOR 3M plus 0.5%	March 2026
Notes payable to CTBC Bank	12,411	13,098	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	194	217	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	1,228	1,325	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	625	-	1-M deposit rate floating plus 0.08%	September 2026
Total long-term debt	20,909	21,398
Less: Current portion of long-term debt	(1,270)	(4,419)
Total long-term debt, net of current portion	$19,639	$16,979

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $153.1 million as of March 31, 2024. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at SOFR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various short-term credit facilities as of March 31, 2024 was approximately $103.7 million, net of $48.9 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance at March 31, 2024.

NOTE 9 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $23.5 million at March 31, 2024. As of March 31, 2024, we also had a commitment to purchase approximately $40.2 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2025.

Defined Benefit Plan. We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of March 31, 2024, the underfunded liability for this defined benefit plan was approximately $10.1 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the annual payments to be made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $2.0 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029.

Contingencies. From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any pending legal proceeding will not have any material adverse effect on our consolidated financial position, cash flows, or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs and future periods. Based on available information available, we evaluate the likelihood of potential outcomes of all pending disputes. We record an appropriate liability when the amount of any liability associated with a pending dispute is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that we consider material.

Note 10 – Derivative Financial Instruments

We use derivative instruments to manage risks related to foreign currencies, interest rates, and the net investment risk in our foreign subsidiaries. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment.

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of March 31, 2024 and December 31, 2023, we had $400.8 million and $230.4 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

Hedges of Interest Rate and Net Investment Risk. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company makes use of cross-currency swaps and foreign-currency forward contracts to decrease the foreign exchange risk inherent in the Company’s investment in some of its foreign subsidiaries.

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Fair Value
	Other Assets		Other Liabilities
	2024	2023	2024	2023
Cross-currency swaps	$2,588	$-	$4,497	$6,936
Foreign-currency forward contracts	414	-	5,830	10,202

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings, and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended
	March 31,
	2024	2023

Operating lease expense	$3,533	$3,273
Finance lease expense:
Amortization of assets	8	7
Interest on lease liabilities	1	1
Short-term lease expense	551	178
Variable lease expense	1,245	1,031
Total lease expense	$5,338	$4,490

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	March 31, 2024	December 31, 2023
Operating leases:
Operating lease ROU assets	$50,746	$50,833

Current operating lease liabilities	9,769	8,840
Noncurrent operating lease liabilities	26,404	27,289
Total operating lease liabilities	$36,173	$36,129

Finance leases:
Finance lease ROU assets	$2,715	$2,717
Accumulated amortization	(2,585)	(2,573)
Finance lease ROU assets, net	$130	$144

Current finance lease liabilities	$52	$52
Non-current finance lease liabilities	80	94
Total finance lease liabilities	$132	$146

Weighted average remaining lease term (in years):
Operating leases	7.3	7.8
Finance leases	3.5	3.6

Weighted average discount rate:
Operating leases	4.1%	4.1%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$5,241	$3,871
Operating cash outflows from finance leases	1	1
Financing cash outflow from finance leases	14	7

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	3,613	12,616

The table below sets forth information about lease liability maturities:

	March 31, 2024
	Operating Leases	Finance Leases
2024	$8,469	$42
2025	9,820	41
2026	6,744	21
2027	4,039	19
2028	1,965	17
2029	1,427	-
2030 and thereafter	10,020	-
Total lease payments	42,484	140
Less: imputed interest	(6,311)	(8)
Total lease obligations	36,173	132
Less: current obligations	(9,769)	(52)
Long-term lease obligations	$26,404	$80

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At March 31, 2024 and December 31, 2023, these investments totaled approximately $15.8 million and $14.6 million, respectively.

NOTE 13 – Related Parties

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”), Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), and Atlas Magnetics, Co. (“Atlas”).

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

Warren Chen, a member of the Company’s board of directors serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process. We have an agreement to purchase approximately $15.8 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationship with Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton.

JCP is a frequency control product manufacturing company from which we purchase material and in which we have made an equity investment that we account for using the equity method of accounting.

Atlas is an early stage privately held fabless wafer design company in which the Company holds a majority interest. The Company determined that Atlas is a variable interest entity (“VIE”) and the Company does not have the power to direct the activities that most significantly impact Atlas. The Company has therefore determined that the Company is not the primary beneficiary. Consequently, we do not consolidate the assets and liabilities of Atlas in the Company’s financial statements. For additional information related to Atlas see Note 14 - Equity Investments - Unconsolidated VIE, below.

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties:

	Three Months Ended
	March 31,
	2024	2023
Keylink:
Net sales	$2,115	$3,407
Purchases	$370	$356
Plating, rental and consulting expense	$3,938	$4,425
Nuvoton:
Net sales	$4	$7
Purchases	$1,975	$2,978
JCP:
Purchases	$81	$99
Atlas:
Purchases	$389	$-

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31, 2024	December 31, 2023
Keylink:
Accounts receivable	$32,644	$34,774
Accounts payable	$32,510	$33,882
Nuvoton:
Accounts receivable	$4	$26
Accounts payable	$1,180	$924
JCP:
Accounts payable	$89	$159
Atlas:
Accounts payable	$219	$133

Note 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of March 31, 2024, the Company had $55.6 million of investments accounted for under the measurement alternative.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock. The primary purpose for providing the additional investment in Atlas was for continued access to developing technology with potential future benefit to the Company. As part of the April 2023 agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock and at March 31, 2024, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more that 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

The following is a summary of the Company’s holdings in the Atlas, a VIE, in which we are not the primary beneficiary:

	March 31, 2024	December 31, 2023
VIE total assets	$26,465	$26,445
VIE total liabilities	4,709	4,532

Diodes' equity in VIE	$44,420	$44,420
Diodes' note receivable from VIE	4,000	4,000
Diodes' interest receivable from VIE	95	45
Diodes' maximum exposure to loss	$48,515	$48,465

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as identified under the heading “Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” herein. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed in the subsection “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our most recent Annual Report on Form 10-K, and similar discussions elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC from time to time, that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the PSLRA. We undertake no obligation to publicly release the results of any revisions to our forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes,” the “Company,” “we,” “us,” and “our” refer to Diodes Incorporated and its subsidiaries. Dollar amounts and share amounts are presented in thousands, except per share amounts, unless otherwise noted.

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 9, 2024.

Overview

We are a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the industrial, automotive, computing, communications, and consumer markets. For more information about our product and markets we serve, see Note 1 – Summary of Operations and Significant Accounting Policies, included in the condensed consolidated financial statements in Item 1 above. Our products are sold primarily throughout Asia, the Americas, and Europe. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, provides us with a meaningful competitive advantage relative to other semiconductor companies.

Summary for the Three Months Ended March 31, 2024

•
Net sales were $302.0 million, a decrease of 35.4% from the $467.2 million in the first quarter 2023 and a decrease of 6.4% from the $322.7 million in the fourth quarter 2023;
•
Gross profit was $99.6 million, a decrease of 48.8% from the $194.5 million in the first quarter 2023 and a decrease of 11.5% from the $112.5 million in the fourth quarter 2023;
•
Gross profit margin was 33.0%, compared to 41.6% in the first quarter 2023 and 34.9% in the fourth quarter of 2023;
•
Net income attributable to common stockholders was $14.0 million, compared to $71.2 million in the first quarter 2023 and $25.3 million in the fourth quarter 2023;
•
Earnings per share attributable to common stockholders was $0.30 per diluted share, compared to $1.54 per diluted share in the first quarter 2023 and $0.55 per diluted share in the fourth quarter of 2023; and
•
Cash flow used in operations was $31.1 million. We had $20.4 of capital expenditures. Net cash flow was a negative $47.9 million.

As of March 31, 2024, our cash, cash equivalents, and short-term investments were $276.0 million, and we had access to additional borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to manage the impacts of the recent industry challenges on our business and to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended March 31,
	2024	2023
Net sales	100%	100%
Cost of goods sold	(67)	(58)
Gross profit	33	42
Total operating expense	(29)	(23)
Income from operations	4	19
Total other income (expense)	2	-
Income before income taxes and noncontrolling interest	6	19
Income tax provision	(1)	(4)
Net income	5	15
Net income attributable to common stockholders	5	15

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2024	2023	Increase/(Decrease)	% Change
Net sales	$301,972	$467,241	$(165,269)	(35.4%)
Cost of goods sold	202,388	272,787	(70,399)	(25.8%)
Gross profit	99,584	194,454	(94,870)	(48.8%)
Total operating expense	86,636	108,027	(21,391)	(19.8%)
Interest income	4,614	1,772	2,842	160.4%
Interest expense	(532)	(2,132)	(1,600)	(75.0%)
Foreign currency gain (loss), net	972	(1,893)	2,865	151.3%
Unrealized gain on investments	370	3,889	(3,519)	(90.5%)
Other income	434	530	(96)	(18.1%)
Income tax provision	3,537	16,616	(13,079)	(78.7%)

Net sales decreased approximately $165.3 million, or 35.4%, for the three months ended March 31, 2024, compared to the same period last year. Revenue in the three months ended March 31, 2024, reflected the slower than expected recovery in the consumer, computing and communications markets coupled with typical first quarter seasonality due to the Chinese New Year holiday. However, late in the quarter the Company began to experience some signs of demand improvement with distributor inventory levels starting to stabilize. During the three months ended March 31, 2024, the automotive and industrial end markets, combined product revenue remained above the Company’s target model of 40% but continues to be affected by inventory adjustments and softness in certain areas. More broadly, the slower overall demand environment in the quarter contributed to reduced loading at our manufacturing facilities both internal production as well as from our manufacturing service agreements, temporarily impacting gross margin.

During the three months ended March 31, 2024, weighted-average sales price decreased 27.6%, when compared to the same period in 2023.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Industrial	23%	29%
Automotive	18%	18%
Computing	25%	22%
Consumer	20%	18%
Communications	14%	13%

Cost of goods sold decreased approximately $70.4 million for the three months ended March 31, 2024, compared to the same period last year, due to the decreased net sales during the three months ended March 31, 2024. As a percent of sales, cost of goods sold was 67.0% for the three months ended March 31, 2024, compared to 58.4% for the same period last year. Average unit cost decreased approximately 16.9% for the three months ended March 31, 2024, compared to the same period last year. For the three months ended March 31, 2024, gross profit decreased approximately 48.8% when compared to the same period last year. Gross profit margin for the three month periods ended March 31, 2024 and 2023 was 33.0% and 41.6%, respectively.

Operating expenses for the three months ended March 31, 2024, decreased $21.4 million when compared to the three months ended March 31, 2023. Operating expenses as a percentage of net sales was 28.7% and 23.1% for the three months ended March 31, 2024 and 2023, respectively. SG&A decreased approximately $17.3 million as compared to the same period last year driven primarily by decreases in wages and selling expenses. These decreases were partially offset by increases in SG&A operating expenses. SG&A, as a percentage of net sales, was 17.8% and 15.2% for the three months ended March 31, 2024 and 2023, respectively. Research and development expenses (“R&D”) increased approximately $0.7 million due to increases in professional services and supplies expenses as compared to the same period last year. R&D, as a percentage of net sales, was 11.2% and 7.1% for the three months ended March 31, 2024 and 2023, respectively. Gain on disposal of fixed assets increased $4.8 million the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

Interest income increased $2.8 million for the three months ended March 31, 2024, compared to the same period last year due to income earned on financial instruments to hedge the Company’s net investment risk as well as higher interest rates earned on short-term investments. Interest expense decreased $1.6 million, or 75.0% for the three months ended March 31, 2024, compared to the same period last year due to lower debt levels partially offset by higher interest rates. Unrealized gain on investments decreased from 2023 due to mark to market adjustments on investments recorded in 2023 and not repeated in 2024.

We recognized an income tax expense of approximately $3.5 million and $16.6 million for the three months ended March 31, 2024, and 2023, respectively. The decrease in income taxes for 2024 compared to 2023 was primarily attributable to a decrease in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments, and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $318.5 million at December 31, 2023 to $270.6 million at March 31, 2024. This decrease in cash, cash equivalents, and restricted cash reflects normal operations of the Company. As of March 31, 2024, we had short-term investments totaling $9.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At March 31, 2024 and December 31, 2023, our working capital was $824.0 million and $793.9 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available borrowing under credit facilities to be sufficient to cover our cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of March 31, 2024, our foreign subsidiaries held approximately $197.3 million of cash, cash equivalents and investments of which approximately $58.9 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $58.9 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $153.1 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at SOFR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of March 31, 2024, was approximately $103.7 million, net of $48.9 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at March 31, 2024.

Because some of our outstanding debt is subject to variable interest rates, the recent rise in interest rates will potentially increase our overall debt service cost. If interest rates continue to rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023
Net cash flows from operating activities	$(31,143)	$99,811
Net cash flows from investing activities	(18,279)	(48,131)
Net cash flows from financing activities	3,182	(70,318)
Effect of exchange rate changes on cash and cash equivalents	(1,683)	3,446
Change in cash and cash equivalents, including restricted cash	$(47,923)	$(15,192)

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2024 was $31.1 million. Net cash flows used in operating activities for the three months ended March 31, 2024 resulted from net income of $15.3 million, depreciation and amortization of intangible assets of $34.8 million and share-based compensation of $5.1 million. The increases were offset by a decrease in operating asset and liability accounts of $77.4 million and a gain on disposal of property plant and equipment of $4.9 million. Net cash flows provided by operating activities for the three months ended March 31, 2023 was $99.8 million. Net cash flows provided by operating activities for the three months ended March 31, 2023 resulted from net income of $72.0 million, depreciation and amortization of intangible assets of $33.6 million and share-based compensation of $9.8 million. The increases were partially offset by a decrease in operating asset and liability accounts of $11.7 million and a non-cash investment gain of $3.8 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $18.3 million for the three months ended March 31, 2024. Net cash and cash equivalents used in investing activities for the three months ended March 31, 2024 was primarily due to purchases of property, plant and equipment of $20.4 million, or 6.7% of net sales. We expect capital expenditures for the twelve months ended December 31, 2024 to be within our target model of 5% to 9% of net sales. Net cash and cash equivalents used in investing activities was $48.1 million for the three months ended March 31, 2023. Net cash and cash equivalents used in investing activities for the three months ended March 31, 2023 was primarily due to purchases of property, plant, and equipment of $48.0 million, or 10.3% of net sales, due to the expansion of a wafer fabrication facility located in Hsinchu Science Park in Taiwan.

Financing Activities

Net cash and cash equivalents provided by financing activities was $3.2 million for the three months ended March 31, 2024. Net cash provided by financing activities in the three months ended March 31, 2024 consisted primarily of $8.6 million of net increases in our debt, partially offset by taxes paid on net share settlements of $5.4 million. Net cash and cash equivalents used in financing activities was $70.3 million for the three months ended March 31, 2023. Net cash used in financing activities in the three months ended March 31, 2023 consisted primarily of $60.8 million of net reductions in our debt and taxes paid on net share settlements of $9.7 million.

Use of Derivative Instruments and Hedging

We use interest rate swaps, foreign exchange forward contracts, and cross currency swaps to provide a level of protection against interest rate risks and foreign exchange exposure.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure and to preserve the economic value of foreign currency denominated monetary assets and liabilities. These instruments are not designated for hedge accounting treatment in accordance with ASC No. 815. The fair value of our foreign exchange hedges approximates zero.

Hedges of Net Investment Risk

The Company makes use of cross-currency swaps and foreign-currency forward contracts to decrease the foreign exchange risk inherent in the Company’s investment in some of its foreign subsidiaries.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, nor do we engage in leasing, swap agreements, or outsourcing of research and development services that could expose us to liability that is not reflected on the face of our financial statements.

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 9, 2024.

Critical Accounting Estimates

Our critical accounting estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 9, 2024. Any new accounting estimates or updates to existing accounting estimates as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Summary of Operations and Significant Accounting Policies. The application of our critical accounting estimates may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

Recently Issued Accounting Pronouncements

See Note 1 - Summary of Operations and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements, for detailed information regarding the status of recently issued accounting pronouncements, if any.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed in the subsection “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our most recent Annual Report on Form 10-K, and similar discussions elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the SEC from time to time, that could cause actual results to differ materially from those anticipated by our management. The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the PSLRA.

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

For more detailed discussion of these factors, see the “Risk Factors” discussion in Part I. Item 1A of our most recent Annual Report on Form 10-K as filed with the SEC and in Part II, Item 1A of this Quarterly Report The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Significant Risks and Uncertainties That may affect Forward-Looking Statements

Risks Related to Our Business

The impact of the continuing COVID-19 pandemic may have a material adverse effect on our business, financial condition, and results of operations.

Shanghai, China experienced government-imposed lockdowns due to a resurgence of the COVID-19 virus.

During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results, and financial condition.

Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our operating results and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business, operating results, and financial condition.

Delays in initiation of production at facilities due to implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, operating results, and financial condition.

We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and may demand to audit our operations from time to time. A failure to qualify a product or a negative audit finding could adversely affect our net sales, operating results, and financial condition.

Our customer orders are subject to cancellation or modification, usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our net sales, operating results, and financial condition.

Production at our manufacturing facilities could be disrupted for a variety of reasons, including natural disasters and other extraordinary events, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our operating results and financial condition.

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which would adversely affect our net sales, market share, operating results, and financial condition.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights, and a negative impact on our business, operating results, and financial condition.

We depend on third-party suppliers for timely deliveries of raw materials, manufacturing services, product and process development, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, operating results and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

A significant part of our growth strategy involves acquiring companies and businesses. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results, and financial condition.

We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results, and financial condition.

We may incur additional costs and face emerging risks associated with environmental, social, and governance (“ESG”) factors impacting our operations.

Our products, or products we purchase from third parties for resale, may be found to be defective and, as a result, warranty claims and product liability claims may be asserted against us and we may not have recourse against our suppliers, which may harm our business, reputation with our customers, operating results, and financial condition.

We may fail to attract or retain the qualified technical, sales, marketing, finance, and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results, and financial condition.

We may not be able to achieve future growth, and any such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, operating results, and financial condition.

Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results, and financial condition.

If our direct sales customers or our distributors’ customers do not design our products into their applications, our net sales may be adversely affected.

We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results, and financial condition.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates or foreign exchange exposure or our counterparties might not perform as agreed.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, operating results, financial condition, and our ability to meet payment obligations under such debt.

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

Compliance with government regulations and customer demands regarding the use of “conflict minerals” may result in increased costs and may have a negative impact on our business, operating results, and financial condition.

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

A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, operating results, and prospects.

Economic regulation in China could materially and adversely affect our business, operating results, and prospects.

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act, the U.K.’s Bribery Act 2010, China’s anti-corruption campaign and similar worldwide anti-bribery laws.

We are subject to foreign currency risk as a result of our international operations.

China is experiencing rapid social, political, and economic change, which has increased labor costs and other related costs that could make doing business in China less advantageous than in prior years. Increased labor costs in China could adversely affect our business, operating results, and financial condition.

We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

The distribution of any earnings of certain foreign subsidiaries may be subject to foreign income taxes, thus reducing our net income.

We could be adversely affected by the compromise or theft of our technology, know-how, data, or intellectual property or a requirement that we yield rights in technology, know-how, data stored in foreign jurisdictions, or intellectual property that we use in such foreign jurisdictions.

Risks Related to Our Common Stock

Variations in our quarterly operating results may cause our stock price to be volatile.

We may enter into future acquisitions and take certain actions in connection with such acquisitions that could adversely affect the price of our Common Stock.

Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws may hinder a take-over attempt.

General Risks

The invasion of Ukraine by Russia could negatively impact our business.

The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results, and financial condition.

We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, operating results, and financial condition.

Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the U.S. or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our operating results, and financial condition.

System security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected net sales, increase our expenses, damage our reputation, and adversely affect our stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 9, 2024.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of March 31, 2024, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

•
recorded, processed, summarized, and reported within the time period specified in the Commission’s rules and forms; and
•
accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions on required disclosure.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes, or intentional circumvention of the established processes.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending litigation that we consider material.

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any pending legal proceeding will not have any material adverse effect on our financial position, cash flows, or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods.

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 9, 2024.

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
10.1

Facility Agreement Amendment Deed, dated December 30, 2023, effective January 23, 2024, by and among The Hongkong and Shanghai Banking Corporation Limited, Diodes Hong Kong Limited, and Diodes Incorporated

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

DIODES INCORPORATED
(Registrant)

May 9, 2024	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)