Form 10-Q
period 2024-06-30
DIODES INC /DEL/
filed 2024-08-08
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s Common Stock outstanding as of August 2, 2024 was 46,331,581.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$264,709	$315,457
Restricted cash	2,948	3,026
Short-term investments	9,188	10,174
Accounts receivable, net of allowances of $12,133 and $5,641 at June 30, 2024 and December 31, 2023, respectively	384,965	371,930
Inventories	461,539	389,774
Prepaid expenses and other	97,115	97,024
Total current assets	1,220,464	1,187,385
Property, plant, and equipment, net	707,617	746,169
Deferred tax assets	50,956	51,620
Goodwill	145,595	146,558
Intangible assets, net	57,391	63,937
Other long-term assets	179,034	171,990
Total assets	$2,361,057	$2,367,659

Liabilities
Current liabilities:
Lines of credit	$26,343	$40,685
Accounts payable	156,687	158,261
Accrued liabilities and other	167,436	179,674
Income tax payable	9,145	10,459
Current portion of long-term debt	1,344	4,419
Total current liabilities	360,955	393,498
Long-term debt, net of current portion	18,988	16,979
Deferred tax liabilities	9,532	13,662
Unrecognized tax benefits	34,035	34,035
Other long-term liabilities	85,971	99,808
Total liabilities	509,481	557,982

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 46,146,009 shares and 45,938,383 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	36,958	36,819
Additional paid-in capital	513,309	509,861
Retained earnings	1,697,312	1,675,274
Treasury stock, at cost, 9,287,762 shares and 9,286,862 shares at June 30, 2024 and December 31, 2023, respectively	(338,052)	(337,986)
Accumulated other comprehensive loss	(135,172)	(143,227)
Stockholders' equity	1,774,355	1,740,741
Noncontrolling interest	77,221	68,936
Total equity	1,851,576	1,809,677
Total liabilities and stockholders' equity	$2,361,057	$2,367,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$319,771	$467,152	$621,743	$934,393
Cost of goods sold	212,385	271,776	414,773	544,563
Gross profit	107,386	195,376	206,970	389,830

Operating expenses
Selling, general, and administrative	58,467	67,500	112,202	138,491
Research and development	33,189	34,611	67,153	67,843
Amortization of acquisition related intangible assets	3,854	3,816	7,664	7,668
(Gain) on disposal of fixed assets	(82)	(105)	(4,954)	(153)
Restructuring charge	8,250	-	8,250	-
Other operating income	-	(13)	(1)	(13)
Total operating expense	103,678	105,809	190,314	213,836

Income from operations	3,708	89,567	16,656	175,994

Other income (expense)
Interest income	4,237	2,224	8,851	3,996
Interest expense	(852)	(2,189)	(1,384)	(4,321)
Foreign currency gain (loss), net	799	(2,217)	1,771	(4,110)
Unrealized gain on investments	4,350	12,172	4,720	16,061
Other income	562	1,398	996	1,928
Total other income (expense)	9,096	11,388	14,954	13,554

Income before income taxes and noncontrolling interest	12,804	100,955	31,610	189,548
Income tax provision	2,643	17,224	6,180	33,840
Net income	10,161	83,731	25,430	155,708
Less net income attributable to noncontrolling interest	(2,161)	(1,711)	(3,392)	(2,538)
Net income attributable to common stockholders	$8,000	$82,020	$22,038	$153,170

Earnings per share attributable to common stockholders:
Basic	$0.17	$1.79	$0.48	$3.35
Diluted	$0.17	$1.77	$0.48	$3.31
Number of shares used in earnings per share computation:
Basic	46,133	45,733	46,083	45,667
Diluted	46,324	46,243	46,320	46,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$10,161	$83,731	$25,430	$155,708
Unrealized gain (loss) on defined benefit plan, net of tax	2,290	(627)	3,938	2,079
Unrealized gain on derivative instruments, net of tax	1,981	1,663	10,795	(1,679)
Unrealized foreign currency gain (loss), net of tax	9,630	(22,594)	(6,678)	(11,271)
Comprehensive income	24,062	62,173	33,485	144,837
Less: Comprehensive income attributable to noncontrolling interest	(2,161)	(1,711)	(3,392)	(2,538)
Total comprehensive income attributable to common stockholders	$21,901	$60,462	$30,093	$142,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2024	55,401	$36,936	(9,287)	$(337,986)	$509,401	$1,689,312	$(149,073)	$1,748,590	$76,221	$1,824,811
Total comprehensive income	-	-	-	-	-	8,000	13,901	21,901	2,161	24,062
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	(1,161)	(1,161)
Common stock issued for share-based plans	33	22	-	-	(22)	-	-	-	-	-
Share-based compensation	-	-	-	-	4,214	-	-	4,214	-	4,214
Deferred compensation plan	-	-	(1)	(66)	66	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(350)	-	-	(350)	-	(350)
Balance, June 30, 2024	55,434	$36,958	(9,288)	$(338,052)	$513,309	$1,697,312	$(135,172)	$1,774,355	$77,221	$1,851,576

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2023	55,225	$36,819	(9,287)	$(337,986)	$509,861	$1,675,274	$(143,227)	$1,740,741	$68,936	$1,809,677
Total comprehensive income	-	-	-	-	-	22,038	8,055	30,093	3,392	33,485
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	4,893	4,893
Common stock issued for share-based plans	209	139	-	-	(139)	-	-	-	-	-
Share-based compensation	-	-	-	-	9,263	-	-	9,263	-	9,263
Deferred compensation plan	-	-	(1)	(66)	66	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(5,742)	-	-	(5,742)	-	(5,742)
Balance, June 30, 2024	55,434	$36,958	(9,288)	$(338,052)	$513,309	$1,697,312	$(135,172)	$1,774,355	$77,221	$1,851,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2023	54,988	$36,661	(9,282)	$(337,490)	$494,598	$1,519,242	$(117,546)	$1,595,465	$70,208	$1,665,673
Total comprehensive income	-	-	-	-	-	82,020	(21,558)	60,462	1,711	62,173
Net changes in noncontrolling interest	-	-	-	-	-	-			(3,821)	(3,821)
Common stock issued for share-based plans	44	29	-	-	(29)	-	-		-	-
Share-based compensation	-	-	-	-	7,531	-	-	7,531	-	7,531
Deferred compensation plan	-	-	(1)	(180)	180	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(978)	-	-	(978)	-	(978)
Balance, June 30, 2023	55,032	$36,690	(9,283)	$(337,670)	$501,302	$1,601,262	$(139,104)	$1,662,480	$68,098	$1,730,578

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2022	54,751	$36,503	(9,282)	$(337,490)	$494,773	$1,448,092	$(128,233)	$1,513,645	$69,274	$1,582,919
Total comprehensive income	-	-	-	-	-	153,170	(10,871)	142,299	2,538	144,837
Net changes in noncontrolling interest	-	-	-	-	-	-		-	(3,714)	(3,714)
Common stock issued for share-based plans	281	187	-	-	(187)	-	-	-	-	-
Share-based compensation	-	-	-	-	17,183	-	-	17,183	-	17,183
Deferred compensation plan	-	-	(1)	(180)	180	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(10,647)	-	-	(10,647)	-	(10,647)
Balance, June 30, 2023	55,032	$36,690	(9,283)	$(337,670)	$501,302	$1,601,262	$(139,104)	$1,662,480	$68,098	$1,730,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$25,430	$155,708
Adjustments to reconcile net income to net cash flows from operating activities, net of effects of acquisitions
Depreciation	60,961	60,211
Amortization of intangible assets	7,664	7,668
Share-based compensation expense	9,318	17,467
Deferred income taxes	48	(298)
Investment gain	(4,733)	(16,003)
Gain on disposal of property, plant, and equipment	(4,954)	(151)
Interest income forwards and collars	(4,602)	(737)
Other	(1,469)	323
Changes in operating assets:
Change in accounts receivable	(12,855)	(24,810)
Change in inventory	(74,355)	32,588
Change in other operating assets	1,037	(29,689)
Changes in operating liabilities:
Change in accounts payable	(907)	(6,992)
Change in accrued liabilities	(15,923)	(11,779)
Change in income tax payable	(1,158)	7,181
Change in other operating liabilities	(246)	1,741
Net cash flows from operating activities	(16,744)	192,428

Cash flows from investing activities
Purchases of property, plant, and equipment	(38,328)	(84,989)
Proceeds from sale of property, plant, and equipment	165	362
Proceeds from short-term investments	2,664	1,933
Purchases of short-term investments	(2,114)	(4,094)
Purchases of securities	-	(13,900)
Proceeds from sales of securities	-	417
Insurance recovery	4,725	-
Other	2,048	2,780
Net cash flows from investing activities	(30,840)	(97,491)

Cash flows from financing activities
Advances on lines of credit and short-term debt	53,268	9,796
Repayments of lines of credit and short-term debt	(66,247)	(11,902)
Proceeds from long-term debt	3,155	10,193
Repayments of long-term debt	(3,700)	(103,251)
Repayment of and proceeds from finance lease obligation	(27)	(23)
Taxes paid related to net share settlement	(5,742)	(10,647)
Net changes in noncontrolling interest	2,544	107
Other	(225)	(932)
Net cash flows from financing activities	(16,974)	(106,659)

Effect of exchange rate changes on cash and cash equivalents	13,732	(4,641)
Change in cash and cash equivalents, including restricted cash	(50,826)	(16,363)
Cash and cash equivalents, beginning of period, including restricted cash	318,483	341,099
Cash and cash equivalents, end of period, including restricted cash	$267,657	$324,736

Supplemental Cash Flow Information
Interest paid during the period	$1,246	$3,378
Taxes paid during the period	$9,096	$63,137
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$11,001	$23,674
Dividend payable to noncontrolling interest	$4,437	$3,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Operations and Significant Accounting Policies

Summary of Operations

Diodes Incorporated (Nasdaq: DIOD), a Standard and Poor’s SmallCap 600 and Russell 3000 Index company, delivers high-quality semiconductor products to the world’s leading companies in the automotive, industrial, computing, consumer electronics, and communications markets. We leverage our expanded product portfolio of analog and discrete power solutions combined with leading-edge packaging technology to meet customers’ needs. Our broad range of application-specific products and solutions-focused sales, coupled with global operations including engineering, testing, manufacturing, and customer service, enable us to be a premier provider for high-volume, high-growth markets. For more information, visit www.diodes.com.”

The Company’s products include diodes; rectifiers; transistors; MOSFETs; Silicon Carbide (“SiC”) diodes and MOSFETs; protection devices; logic; photocoupler; voltage translators; amplifiers and comparators; sensors; and power management devices such as AC-DC converters, DC-DC switching, linear voltage regulators, voltage references, LED drivers, power switches, photocoupler, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2023 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 9, 2024 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2024.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the six month periods ended June 30, 2024 and June 30, 2023, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Earnings (numerator)
Net income attributable to common stockholders	$8,000	$82,020	$22,038	$153,170

Shares (denominator)
Weighted average common shares outstanding (basic)	46,133	45,733	46,083	45,667
Dilutive effect of stock options and stock awards outstanding	191	510	237	596
Adjusted weighted average common shares outstanding (diluted)	46,324	46,243	46,320	46,263

Earnings per share attributable to common stockholders
Basic	$0.17	$1.79	$0.48	$3.35
Diluted	$0.17	$1.77	$0.48	$3.31

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	380	36	270	19

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	June 30, 2024	December 31, 2023
Finished goods	$197,107	$129,802
Work-in-progress	76,287	72,876
Raw materials	188,145	187,096
Total	$461,539	$389,774

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2023	$146,558
Acquisition	978
Foreign currency translation adjustment	(1,941)
Balance at June 30, 2024	$145,595

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2024	2023
Intangible assets subject to amortization:
Gross carrying amount	$252,110	$250,747
Accumulated amortization	(195,484)	(187,820)
Foreign currency translation adjustment	(8,331)	(8,170)
Total intangible assets subject amortization	48,295	54,757
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(1,207)	(1,123)
Total intangible assets with indefinite lives	9,096	9,180
Total intangible assets, net	$57,391	$63,937

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2024	2023
Three Months Ended June 30,	$3,854	$3,816
Six Months Ended June 30,	$7,664	$7,668

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Domestic pre-tax income	$(2,251)	$42,005	$(3,825)	$96,729
Foreign pre-tax income	$15,055	$58,950	$35,435	$92,819
Income tax provision	$2,643	$17,224	$6,180	$33,840
Effective tax rate	20.6%	17.1%	19.6%	17.9%
Impact of tax holidays on tax expense	$296	$(31)	$203	$(105)
Earnings per share impact of tax holidays:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

The increase in the effective tax rate for the three and six months ended June 30, 2024 when compared to the three and six months ended June 30, 2023, is primarily due to the impact of the geographical mix of pre-tax income and loss across tax jurisdictions relative to the Company’s consolidated pre-tax income on the estimated annual effective tax rate.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to certain earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012. We are no longer subject to China income tax examinations by tax authorities for tax years before 2013. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2017. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2024, the gross amount of unrecognized tax benefits was approximately $49.1 million.

Several jurisdictions in which we operate have either enacted, or announced plans to enact, legislation consistent with the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two") which introduced a global minimum effective tax rate of 15% applied on a jurisdiction-by-jurisdiction basis. We have analyzed enacted legislation and do not anticipate that it will have a material impact on our effective tax rate for 2024; however, we continue to monitor future tax legislative changes in the jurisdictions in which we operate in order to evaluate the impacts to the consolidated financial statements.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of goods sold	$472	$381	$922	$833
Selling, general, and administrative	2,603	6,250	5,958	14,612
Research and development	1,170	1,016	2,438	2,022
Total share-based compensation expense	$4,245	$7,647	$9,318	$17,467

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

As of June 30, 2024, total unrecognized share-based compensation expense related to share grants was approximately $49.8 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Modification. During the six months ended June 30, 2023 we modified previously granted stock awards for two corporate officers who retired. The result of the modifications resulted in the acceleration of the vesting of 54,525 stock awards for the corporate officers. The incremental expense recorded for this modification was approximately $2.1 million, which was expensed in selling, general, and administrative (“SG&A”) expense in the six months ended June 30, 2023.

NOTE 7 – Enterprise Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas, and Europe. During the three months ended June 30, 2024, one customer accounted for approximately $33.9 million, or 10.6%, of our net sales. During the six months ended June 30, 2024, one customer accounted for approximately $76.6 million, or 12.3%, of our net sales. During the three months ended June 30, 2023, two customers accounted for approximately $64.9 million, or 13.9%, and $53.2 million, or 11.4%, of our net sales. During the six months ended June 30, 2023, two customers accounted for approximately $116.5 million, or 12.5% and $104.9 million, or 11.2%, of our net sales. One customer accounted for approximately 20.4% and one customer accounted for 11.8% of our outstanding accounts receivable at June 30, 2024. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q are broad-based global distributors that sell to thousands of different end users.

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

For the Three Months Ended June 30, 2024	Asia	Americas	Europe	Consolidated
Total sales	$341,679	$216,616	$69,710	$628,005
Intercompany elimination	(135,617)	(139,757)	(32,860)	(308,234)
Net sales	$206,062	$76,859	$36,850	$319,771

For the Three Months Ended June 30, 2023	Asia	Americas	Europe	Consolidated
Total sales	$403,434	$333,178	$117,393	$854,005
Intercompany elimination	(188,504)	(165,537)	(32,812)	(386,853)
Net sales	$214,930	$167,641	$84,581	$467,152

As of and for the
Six Months Ended June 30, 2024	Asia	Americas	Europe	Consolidated
Total sales	$671,105	440,389	$136,097	$1,247,591
Intercompany elimination	(284,501)	(276,187)	(65,160)	(625,848)
Net sales	$386,604	$164,202	$70,937	$621,743

Property, plant, and equipment, net	$515,332	$81,287	$110,998	$707,617
Total assets	$1,663,698	$467,291	$230,068	$2,361,057

As of and for the
Six Months Ended June 30, 2023	Asia	Americas	Europe	Consolidated
Total sales	$827,596	$664,585	$217,438	$1,709,619
Intercompany elimination	(369,969)	(340,688)	(64,569)	(775,226)
Net sales	$457,627	$323,897	$152,869	$934,393

Property, plant, and equipment, net	$540,172	$90,588	$117,355	$748,115
Total assets	$1,553,842	$505,460	$281,769	$2,341,071

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or Distributor):

	For the Three Months Ended June 30,
Net Sales by Region	2024	2023
Asia	$245,643	$313,754
Europe	47,364	92,239
Americas	26,764	61,159
Total net sales	$319,771	$467,152

Net Sales by Type
Direct sales	$116,840	$144,083
Distributor sales	202,931	323,069
Total net sales	$319,771	$467,152

	For the Six Months Ended June 30,
Net Sales by Region	2024	2023
Asia	$474,062	$637,922
Europe	94,815	169,229
Americas	52,866	127,242
Total net sales	$621,743	$934,393

Net Sales by Type
Direct sales	$235,004	$279,028
Distributor sales	386,739	655,365
Total net sales	$621,743	$934,393

Net sales from products shipped to China was $142.5 million and $171.9 million for the three months ended June 30, 2024 and 2023, respectively. Net sales from products shipped to China was $281.0 million and $351.6 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 8 – Debt

Borrowings outstanding as of June 30, 2024 and December 31, 2023 are set forth in the table below:

	June 30,	December 31,		Current Amount
Description	2024	2023	Interest Rate	Maturity
Short-term debt	$26,343	$40,685	Various indices plus margin	Various during 2024

Long-term debt
Notes payable to Bank of Taiwan	1,707	1,880	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	1,539	1,626	2-yr deposit rate floating plus 0.082%	September 2025
Notes payable to CTBC Bank	3,078	3,252	TAIBOR 3M plus 0.5%	March 2026
Notes payable to CTBC Bank	12,050	13,098	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	177	217	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	1,164	1,325	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	617	-	1-M deposit rate floating plus 0.08%	September 2026
Total long-term debt	20,332	21,398
Less: Current portion of long-term debt	(1,344)	(4,419)
Total long-term debt, net of current portion	$18,988	$16,979

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $149.6 million as of June 30, 2024. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at SOFR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various short-term credit facilities as of June 30, 2024 was approximately $122.9 million, net of $26.3 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance at June 30, 2024.

NOTE 9 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $33.1 million at June 30, 2024. As of June 30, 2024, we also had a commitment to purchase approximately $39.9 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2026.

Defined Benefit Plan. We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of June 30, 2024, the underfunded liability for this defined benefit plan was approximately $8.6 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the annual payments to be made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $2.0 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029.

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

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of June 30, 2024 and December 31, 2023, we had $437.8 million and $230.4 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

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

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	Fair Value
	Other Assets		Other Liabilities
	2024	2023	2024	2023
Cross-currency swaps	$4,054	$-	$4,353	$6,936
Foreign-currency forward contracts	2,803	-	5,528	10,202

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings, and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating lease expense	$3,630	$3,331	$7,163	$6,604
Finance lease expense:
Amortization of assets	7	8	15	15
Interest on lease liabilities	1	1	2	2
Short-term lease expense	570	527	1,121	705
Variable lease expense	1,057	1,050	2,302	2,080
Total lease expense	$5,265	$4,917	$10,603	$9,406

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	June 30, 2024	December 31, 2023
Operating leases:
Operating lease ROU assets	$47,754	$50,833

Current operating lease liabilities	9,369	8,840
Noncurrent operating lease liabilities	23,896	27,289
Total operating lease liabilities	$33,265	$36,129

Finance leases:
Finance lease ROU assets	$2,715	$2,717
Accumulated amortization	(2,597)	(2,573)
Finance lease ROU assets, net	$118	$144

Current finance lease liabilities	$49	$52
Non-current finance lease liabilities	69	94
Total finance lease liabilities	$118	$146

Weighted average remaining lease term (in years):
Operating leases	7.4	7.8
Finance leases	3.3	3.6

Weighted average discount rate:
Operating leases	4.1%	4.1%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$10,501	$9,242
Operating cash outflows from finance leases	2	2
Financing cash outflow from finance leases	27	23

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	3,455	13,013

The table below sets forth information about lease liability maturities:

	June 30, 2024
	Operating Leases	Finance Leases
2024	$5,545	$27
2025	9,742	41
2026	6,690	21
2027	4,018	19
2028	1,954	17
2029	1,419	-
2030 and thereafter	9,799	-
Total lease payments	39,167	125
Less: imputed interest	(5,902)	(7)
Total lease obligations	33,265	118
Less: current obligations	(9,369)	(49)
Long-term lease obligations	$23,896	$69

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At June 30, 2024 and December 31, 2023, these investments totaled approximately $16.2 million and $14.6 million, respectively.

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

Warren Chen, a member of the Company’s board of directors serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process. We have an agreement to purchase approximately $11.9 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationship with Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton.

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

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Keylink:
Net sales	$1,243	$3,081	$3,358	$6,488
Purchases	$348	$363	$718	$719
Plating, rental and consulting expense	$4,005	$4,425	$7,943	$8,680
Nuvoton:
Net sales	$29	$-	$33	$7
Purchases	$2,154	$2,466	$4,129	$5,444
JCP:
Purchases	$55	$35	$136	$134
Atlas:
Purchases	$916	$-	$1,305	$-

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	June 30, 2024	December 31, 2023
Keylink:
Accounts receivable	$32,370	$34,774
Accounts payable	$33,740	$33,882
Nuvoton:
Accounts receivable	$30	$26
Accounts payable	$1,216	$924
JCP:
Accounts payable	$56	$159
Atlas:
Accounts payable	$279	$133

Note 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of June 30, 2024, the Company had $55.5 million of investments accounted for under the measurement alternative.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock. The primary purpose for providing the additional investment in Atlas was for continued access to developing technology with potential future benefit to the Company. As part of the April 2023 agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock and at June 30, 2024, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more that 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

The following is a summary of the Company’s holdings in the Atlas, a VIE, in which we are not the primary beneficiary:

	June 30, 2024	December 31, 2023
VIE total assets	$24,235	$26,445
VIE total liabilities	4,725	4,532

Diodes' equity in VIE	$44,420	$44,420
Diodes' note receivable from VIE	4,000	4,000
Diodes' interest receivable from VIE	145	45
Diodes' maximum exposure to loss	$48,565	$48,465

Note 15 – Restructuring costs

During the three months ended June 30, 2024, the Company consolidated certain activities at a number of its locations.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Asset impairment	$2,814	$-	$2,814	$-
Employee severance	4,996	-	4,996	-
Other	440	-	440	-
	$8,250	$-	$8,250	$-

The table below sets forth the costs accrued related to restructuring activities:

	Asset Impairment	Employee Severance	Contract Termination	Other	Total
Beginning balance, December 31, 2023	$-	$-	$207	$110	$317
Costs accrued	2,814	4,996	-	440	8,250
Costs paid	(2,814)	(4,996)	-	(440)	(8,250)
Ending balance, June 30, 2024	$-	$-	$207	$110	$317

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

Summary for the Three Months Ended June 30, 2024

•
Net sales were $319.8 million, a decrease of 31.5% from the $467.2 million in the second quarter of 2023 and an increase of 5.9% from the $302.0 million in the first quarter of 2024;
•
Gross profit was $107.4 million, a decrease of 45.0% from the $195.4 million in the second quarter of 2023 and an increase of 7.8% from the $99.6 million in the first quarter of 2024;
•
Gross profit margin was 33.6%, compared to 41.8% in the second quarter of 2023 and 33.0% in the first quarter of 2024;
•
Net income attributable to common stockholders was $8.0 million, compared to $82.0 million in the second quarter of 2023 and $14.0 million in the first quarter of 2024;
•
Earnings per share attributable to common stockholders was $0.17 per diluted share, compared to $1.77 per diluted share in the second quarter or 2023 and $0.30 per diluted share in the first quarter of 2024; and
•
Cash flow provided by operations was $14.4 million. We had $17.9 million of capital expenditures. Net cash flow was a negative $2.9 million.

As of June 30, 2024, our cash, cash equivalents, and short-term investments were $273.9 million, and we had access to unused borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

During the three months ended June 30, 2024, global demand for our products began to recover from the low point experienced in the three months ended March 31, 2024, especially in the computing end market in Asia. Demand improvement during the quarter was most prominent in the computing end market, where Diodes is increasingly participating in the growth of AI servers. Additional positive indicators included improvement in distributor inventory levels with a sequential decrease in channel inventory weeks. Channel resales across the computing, communications, and consumer markets increased in the three months ended June 30, 2024 compared to the three months ended March 31, 2024, and the Company was able to maintain automotive and industrial product revenue at 41% of total, even though the recovery in both markets remained slow due to the ongoing inventory adjustments.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended June 30,
	2024	2023
Net sales	100%	100%
Cost of goods sold	(66)	(58)
Gross profit	34	42
Total operating expense	(32)	(23)
Income from operations	1	20
Total other income (expense)	3	2
Income before income taxes and noncontrolling interest	4	22
Income tax provision	(1)	(4)
Net income	3	18
Net income attributable to common stockholders	3	18

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	June 30,
	2024	2023	Increase/(Decrease)	% Change
Net sales	$319,771	$467,152	$(147,381)	(31.5%)
Cost of goods sold	212,385	271,776	(59,391)	(21.9%)
Gross profit	107,386	195,376	(87,990)	(45.0%)
Total operating expense	103,678	105,809	(2,131)	(2.0%)
Interest income	4,237	2,224	2,013	90.5%
Interest expense	(852)	(2,189)	(1,337)	(61.0%)
Foreign currency gain (loss), net	799	(2,217)	3,016	136.0%
Unrealized gain on investments	4,350	12,172	(7,822)	(64.3%)
Other income	562	1,398	(836)	(59.8%)
Income tax provision	2,643	17,224	(14,581)	(84.7%)

Net sales decreased approximately $147.4 million, or 31.5%, for the three months ended June 30, 2024, compared to the same period last year, driven by lower product shipments caused by lower demand across all regions and all end markets. During the three months ended June 30, 2024, weighted-average sales price decreased 19.2% and volume decreased 15.3%, when compared to the same period in 2023. The decline in weighted-average sales price was primarily due to weaker end-user demand in the automotive and industrial markets which collectively comprised 41% and 48% of product revenue for the three months ended June 30, 2024 and 2023, respectively.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023
Industrial	23%	29%
Automotive	18%	19%
Computing	26%	22%
Consumer	19%	18%
Communications	14%	12%

Cost of goods sold decreased approximately $59.4 million for the three months ended June 30, 2024, compared to the same period last year, due to the decreased net sales during the three months ended June 30, 2024. As a percent of sales, cost of goods sold was 66.4% for the three months ended June 30, 2024, compared to 58.2% for the same period last year. Average unit cost decreased approximately 7.8% for the three months ended June 30, 2024, compared to the same period last year.

For the three months ended June 30, 2024, gross profit decreased approximately 45.0% when compared to the same period last year primarily due to lower net sales, caused by lower demand in all regions and all end-markets. Gross profit margin for the three month periods ended June 30, 2024 and 2023 was 33.6% and 41.8%, respectively. The decrease in gross profit margin was primarily due to the lower average sales price related to end-market mix and secondarily from lower loadings from the overall lower demand, particularly in our wafer fabrication plants associated with foundry service agreements.

Operating expenses for the three months ended June 30, 2024, decreased $2.1 million when compared to the three months ended June 30, 2023. Operating expenses as a percentage of net sales was 32.4% and 22.7% for the three months ended June 30, 2024 and 2023, respectively. SG&A decreased approximately $9.0 million as compared to the same period last year primarily driven by lower amounts of wages and benefits, specifically equity award related expenses and discretionary benefits being lower. SG&A, as a percentage of net sales, was 18.3% and 14.4% for the three months ended June 30, 2024 and 2023, respectively. Research and development expenses (“R&D”) decreased approximately $1.4 million primarily due to lower amounts of wages and benefits, specifically discretionary benefits. The lower levels of discretionary benefits in SG&A and R&D reflect lower accruals based on the Company’s 2024 performance being lower than in 2023. R&D, as a percentage of net sales, was 10.4% and 7.4% for the three months ended June 30, 2024 and 2023, respectively. Also included in operating expenses for the three months ended was $8.3 million related to restructuring activities undertaken by the Company during the three months ended June 30, 2024.

Interest income increased $2.0 million for the three months ended June 30, 2024, compared to the same period last year due to income earned on financial instruments to hedge the Company’s net investment risk as well as higher interest rates earned on short-term investments. Interest expense decreased $1.3 million, or 61.1% for the three months ended June 30, 2024, compared to the same period last year due to lower debt levels partially offset by higher interest rates. Unrealized gain on investments decreased from 2023 due to mark to market adjustments on investments recorded in 2023 and not repeated in 2024.

We recognized an income tax expense of approximately $2.6 million and $17.2 million for the three months ended June, 2024, and 2023, respectively. The decrease in income taxes for 2024 compared to 2023 was primarily attributable to a decrease in pretax book income.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Six Months Ended June 30,
	2024	2023
Net sales	100%	100%
Cost of goods sold	(67)	(58)
Gross profit	33	42
Total operating expense	(31)	(23)
Income from operations	3	19
Total other income (expense)	2	1
Income before income taxes and noncontrolling interest	5	20
Income tax provision	(1)	(4)
Net income	4	16
Net income attributable to common stockholders	4	16

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended
	June 30,
	2024	2023	Increase/(Decrease)	% Change
Net sales	$621,743	$934,393	$(312,650)	(33.5%)
Cost of goods sold	414,773	544,563	(129,790)	(23.8%)
Gross profit	206,970	389,830	(182,860)	(46.9%)
Total operating expense	190,314	213,836	(23,522)	(11.0%)
Interest income	8,851	3,996	4,855	121.5%
Interest expense	(1,384)	(4,321)	(2,937)	(68.0%)
Foreign currency (loss) gain	1,771	(4,110)	(5,881)	143.1%
Unrealized gain on investments	4,720	16,061	(11,341)	70.6%
Other income	996	1,928	(932)	(48.3%)
Income tax provision	6,180	33,840	(27,660)	(81.7%)

Net sales decreased approximately $312.7 million, or 33.5%, for the six months ended June 30, 2024, compared to the same period last year, compared to the same period last year, driven by lower product shipments caused by lower demand across all regions and all end markets. During the six months ended June 30, 2024, weighted-average sales price decreased 23.5% and volumes decreased 13%, when compared to the same period in 2023. The decline in weighted-average sales price was primarily due to weaker end-user demand in the automotive and industrial markets which collectively comprised 41% and 47% of product revenue for the six months ended June 30, 2024 and 2023, respectively.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Industrial	23%	29%
Automotive	18%	18%
Computing	26%	22%
Consumer	19%	18%
Communications	14%	13%

Cost of goods sold decreased approximately $129.8 million for the six months ended June 30, 2024, compared to the same period last year, due to the decreased net sales during the six months ended June 30, 2024. As a percent of sales, cost of goods sold was 66.7% for the six months ended June 30, 2024, compared to 58.3% for the same period last year. Average unit cost decreased approximately 12.4% for the six months ended June 30, 2024, compared to the same period last year.

For the six months ended June 30, 2024, gross profit decreased approximately 46.9% when compared to the same period last year primarily due to lower net sales, caused by lower demand in all regions and all end-markets. Gross profit margin for the six month periods ended June 30, 2024 and 2023 was 33.3% and 41.7%, respectively. The decrease in gross profit margin was primarily due to the lower average sales price related to end-market mix and secondarily from lower loadings from the overall lower demand, particularly in our wafer fabrication plants associated with foundry service agreements.

Operating expenses for the six months ended June 30, 2024, decreased $23.5 million when compared to the six months ended June 30, 2023. Operating expenses as a percentage of net sales was 30.6% and 22.9% for the six months ended June 30, 2024 and 2023, respectively. SG&A decreased approximately $26.2 million as compared to the same period last year primarily driven by lower amounts of wages and benefits, specifically payroll and variable compensation due to the lower Company performance. Also included in the lower SG&A was lower selling expense, a result of the lower revenue levels. SG&A, as a percentage of net sales, was 18.0% and 14.8% for the six months ended June 30, 2024 and 2023, respectively. R&D decreased approximately $0.7 million as compared to the same period last year. R&D, as a percentage of net sales, was 10.8% and 7.3% for the six months ended June 30, 2024 and 2023, respectively. Gain on disposal of fixed assets increased $4.8 million for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023. Also included in operating expenses for the six months ended June 30, 2024 was $8.3 million related to restructuring activities undertaken by us during the period to consolidate operations.

Interest income increased $4.9 million for the six months ended June 30, 2024, compared to the same period last year due to income earned on financial instruments to hedge our net investment risk as well as higher interest rates earned on short-term investments. Interest expense decreased $2.9 million, or 68.0% for the six months ended June 30, 2024, compared to the same period last year due to lower debt levels partially offset by higher interest rates. Unrealized gain on investments decreased from 2023 due to mark-to-market adjustments on investments recorded in 2023 and not repeated in 2024.

We recognized an income tax expense of approximately $6.2 million and $33.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in income taxes for 2024 compared to 2023 was primarily attributable to a decrease in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments, and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $318.5 million at December 31, 2023 to $267.7 million at June 30, 2024. This decrease in cash, cash equivalents, and restricted cash reflects normal operations of the Company. As of June 30, 2024, we had short-term investments totaling $9.2 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At June 30, 2024 and December 31, 2023, our working capital was $859.5 million and $793.9 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available borrowing under credit facilities to be sufficient to cover our cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of June 30, 2024, our foreign subsidiaries held approximately $209.2 million of cash, cash equivalents and investments of which approximately $67.8 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $67.8 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $149.6 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at SOFR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2024, was approximately $122.9 million, net of $26.3 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at June 30, 2024.

Because some of our outstanding debt is subject to variable interest rates, the recent rise in interest rates will potentially increase our overall debt service cost. If interest rates continue to rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2024	2023
Net cash flows from operating activities	$(16,744)	$192,428
Net cash flows from investing activities	(30,840)	(97,491)
Net cash flows from financing activities	(16,974)	(106,659)
Effect of exchange rate changes on cash and cash equivalents	13,732	(4,641)
Change in cash and cash equivalents, including restricted cash	$(50,826)	$(16,363)

Operating Activities

Net cash flows from operating activities for the six months ended June 30, 2024 was ($16.7) million. Our net use of cash from operating activities for the six months ended June 30, 2024 resulted from net income of $25.4 million, depreciation and amortization of intangible assets of $68.6 million and share-based compensation of $9.3 million. The increases were offset by a net decrease of $104.4 million due to changes in operating asset and liability accounts, and non-cash gains and other income of $15.8 million.

During the six months ended June 30, 2024, we used cash to fund increases in accounts receivable as sales began to improve in the second quarter of 2024, and used cash to fund increases in inventories, particularly in finished goods, to improve our product availability in a dynamic market environment. We also used cash to decrease accounts payable and accrued liabilities by as part of normal business operations.

Net cash flows provided by operating activities for the six months ended June 30, 2023 resulted from net income of $155.7 million, depreciation and amortization of intangible assets of $67.9 million, and share-based compensation of $17.5 million. The increases were partially offset by a decrease in operating asset and liability accounts of $32.0 million and a non-cash investment gain of $16.0 million.

Investing Activities

Net cash and cash equivalents from investing activities was ($30.8) million for the six months ended June 30, 2024. Net cash and cash equivalents used in investing activities for the six months ended June 30, 2024 was primarily due to purchases of property, plant, and equipment of $38.3 million, or 6.2% of net sales. We expect capital expenditures for the twelve months ended December 31, 2024 to be within our target model of 5% to 9% of net sales. Net cash and cash equivalents used in investing activities was $97.5 million for the six months ended June 30, 2023. Net cash and cash equivalents used in investing activities for the six months ended June 30, 2023 was primarily due to purchases of property, plant, and equipment of $85.0 million, or 9.1% of net sales, due to the expansion of a wafer fabrication facility located in Hsinchu Science Park in Taiwan and the additional investment of $13.9 million in a privately held wafer design company.

Financing Activities

Net cash and cash equivalents from financing activities was ($17.0) million for the six months ended June 30, 2024. Net cash provided by financing activities in the six months ended June 30, 2024 consisted primarily of $13.5 million of net decreases in our debt and taxes paid on net share settlements of $5.7 million. Net cash and cash equivalents used in financing activities was $106.7 million for the six months ended June 30, 2023. Net cash used in financing activities in the six months ended June 30, 2023 consisted primarily of $95.2 million of net reductions in our debt and taxes paid on net share settlements of $10.6 million.

Use of Derivative Instruments and Hedging

We use interest rate swaps, foreign exchange forward contracts, and cross currency swaps to provide a level of protection against interest rate risks and foreign exchange exposure.

Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Hedges of Net Investment Risk

We make use of cross-currency swaps and foreign-currency forward contracts to decrease the foreign exchange risk inherent in our investment in some of our foreign subsidiaries.

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

System security risks, data protection breaches, cyber-attacks, and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected net sales, increase our expenses, damage our reputation, and adversely affect our stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 9, 2024.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of June 30, 2024, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIODES INCORPORATED
(Registrant)

August 8, 2024	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)