Form 10-Q
period 2024-09-30
DIODES INC /DEL/
filed 2024-11-07
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s Common Stock outstanding as of November 5, 2024 was 46,332,882.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$311,864	$315,457
Restricted cash	5,220	3,026
Short-term investments	7,463	10,174
Accounts receivable, net of allowances of $10,461 and $5,641 at September 30, 2024 and December 31, 2023, respectively	358,938	371,930
Inventories	482,038	389,774
Prepaid expenses and other	96,921	97,024
Total current assets	1,262,444	1,187,385
Property, plant, and equipment, net	703,725	746,169
Deferred tax assets	52,443	51,620
Goodwill	148,512	146,558
Intangible assets, net	53,698	63,937
Other long-term assets	168,560	171,990
Total assets	$2,389,382	$2,367,659

Liabilities
Current liabilities:
Lines of credit	$35,704	$40,685
Accounts payable	150,247	158,261
Accrued liabilities and other	161,880	179,674
Income tax payable	3,506	10,459
Current portion of long-term debt	1,446	4,419
Total current liabilities	352,783	393,498
Long-term debt, net of current portion	20,717	16,979
Deferred tax liabilities	11,600	13,662
Unrecognized tax benefits	34,035	34,035
Other long-term liabilities	86,938	99,808
Total liabilities	506,073	557,982

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 46,330,932 shares and 45,938,383 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	37,082	36,819
Additional paid-in capital	517,129	509,861
Retained earnings	1,711,057	1,675,274
Treasury stock, at cost, 9,288,420 shares and 9,286,862 shares at September 30, 2024 and December 31, 2023, respectively	(338,100)	(337,986)
Accumulated other comprehensive loss	(115,584)	(143,227)
Stockholders' equity	1,811,584	1,740,741
Noncontrolling interest	71,725	68,936
Total equity	1,883,309	1,809,677
Total liabilities and stockholders' equity	$2,389,382	$2,367,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$350,079	$404,647	$971,822	$1,339,040
Cost of goods sold	232,071	248,771	646,844	793,334
Gross profit	118,008	155,876	324,978	545,706

Operating expenses
Selling, general, and administrative	59,388	62,964	171,590	201,455
Research and development	33,691	34,068	100,844	101,911
Amortization of acquisition related intangible assets	3,833	3,808	11,497	11,476
Gain on disposal of fixed assets	(571)	-	(5,525)	-
Restructuring charge	(211)	2,566	8,039	2,566
Other operating income	1	(1,404)	-	(1,570)
Total operating expense	96,131	102,002	286,445	315,838

Income from operations	21,877	53,874	38,533	229,868

Other (expense) income
Interest income	4,532	4,507	13,383	8,503
Interest expense	(456)	(898)	(1,840)	(5,219)
Foreign currency (loss) gain, net	(4,423)	1,314	(2,652)	(2,796)
Unrealized (loss) gain on investments	(3,410)	401	1,310	16,462
Other income	682	1,309	1,678	3,237
Total other (expense) income	(3,075)	6,633	11,879	20,187

Income before income taxes and noncontrolling interest	18,802	60,507	50,412	250,055
Income tax provision	3,619	10,674	9,799	44,514
Net income	15,183	49,833	40,613	205,541
Less net income attributable to noncontrolling interest	(1,438)	(1,113)	(4,830)	(3,651)
Net income attributable to common stockholders	$13,745	$48,720	$35,783	$201,890

Earnings per share attributable to common stockholders:
Basic	$0.30	$1.06	$0.78	$4.41
Diluted	$0.30	$1.05	$0.77	$4.36
Number of shares used in earnings per share computation:
Basic	46,331	45,936	46,166	45,758
Diluted	46,442	46,320	46,378	46,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$15,183	$49,833	$40,613	$205,541
Unrealized gain (loss) on defined benefit plan, net of tax	132	(4,009)	4,070	(1,930)
Unrealized (loss) gain on derivative instruments, net of tax	(9,790)	(2,464)	1,005	(4,143)
Unrealized foreign currency gain (loss), net of tax	29,246	(16,056)	22,568	(27,327)
Comprehensive income	34,771	27,304	68,256	172,141
Less: Comprehensive income attributable to noncontrolling interest	(1,438)	(1,113)	(4,830)	(3,651)
Total comprehensive income attributable to common stockholders	$33,333	$26,191	$63,426	$168,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2024	55,434	$36,958	(9,288)	$(338,052)	$513,309	$1,697,312	$(135,172)	$1,774,355	$77,221	$1,851,576
Total comprehensive income	-	-	-	-	-	13,745	19,588	33,333	1,438	34,771
Net changes in noncontrolling interest	-	-	-	-	853	-	-	853	(6,934)	(6,081)
Common stock issued for share-based plans	185	124	-	-	(124)	-	-	-	-	-
Share-based compensation	-	-	-	-	6,817	-	-	6,817	-	6,817
Deferred compensation plan	-	-	-	(48)	48	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(3,774)	-	-	(3,774)	-	(3,774)
Balance, September 30, 2024	55,619	$37,082	(9,288)	$(338,100)	$517,129	$1,711,057	$(115,584)	$1,811,584	$71,725	$1,883,309

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2023	55,225	$36,819	(9,287)	$(337,986)	$509,861	$1,675,274	$(143,227)	$1,740,741	$68,936	$1,809,677
Total comprehensive income	-	-	-	-	-	35,783	27,643	63,426	4,830	68,256
Net changes in noncontrolling interest	-	-	-	-	853	-	-	853	(2,041)	(1,188)
Common stock issued for share-based plans	394	263	-	-	(263)	-	-	-	-	-
Share-based compensation	-	-	-	-	16,080	-	-	16,080	-	16,080
Deferred compensation plan	-	-	(1)	(114)	114	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(9,516)	-	-	(9,516)	-	(9,516)
Balance, September 30, 2024	55,619	$37,082	(9,288)	$(338,100)	$517,129	$1,711,057	$(115,584)	$1,811,584	$71,725	$1,883,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2023	55,032	$36,690	(9,283)	$(337,670)	$501,302	$1,601,262	$(139,104)	$1,662,480	$68,098	$1,730,578
Total comprehensive income	-	-	-	-	-	48,720	(22,529)	26,191	1,113	27,304
Net changes in noncontrolling interest	-	-	-	-	-	-		-	10	10
Common stock issued for share-based plans	191	127	-	-	(127)	-	-	-	-	-
Share-based compensation	-	-	-	-	5,928	-	-	5,928	-	5,928
Deferred compensation plan	-	-	(4)	(316)	316	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(4,937)	-	-	(4,937)	-	(4,937)
Balance, September 30, 2023	55,223	$36,817	(9,287)	$(337,986)	$502,482	$1,649,982	$(161,633)	$1,689,662	$69,221	$1,758,883

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2022	54,751	$36,503	(9,282)	$(337,490)	$494,773	$1,448,092	$(128,233)	$1,513,645	$69,274	$1,582,919
Total comprehensive income	-	-	-	-	-	201,890	(33,400)	168,490	3,651	172,141
Net changes in noncontrolling interest	-	-	-	-	-	-		-	(3,704)	(3,704)
Common stock issued for share-based plans	472	314	-	-	(314)	-	-	-	-	-
Share-based compensation	-	-	-	-	23,111	-	-	23,111	-	23,111
Deferred compensation plan	-	-	(5)	(496)	496	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(15,584)	-	-	(15,584)	-	(15,584)
Balance, September 30, 2023	55,223	$36,817	(9,287)	$(337,986)	$502,482	$1,649,982	$(161,633)	$1,689,662	$69,221	$1,758,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$40,613	$205,541
Adjustments to reconcile net income to net cash flows from operating activities, net of effects of acquisitions
Depreciation	90,762	91,220
Amortization of intangible assets	11,497	11,476
Share-based compensation expense	16,083	23,436
Deferred income taxes	(307)	(2,479)
Investment gain	(1,336)	(17,555)
Gain on disposal of property, plant, and equipment	(5,525)	(1,554)
Interest income forwards and collars	(7,091)	(1,992)
Other	(2,206)	(268)
Changes in operating assets:
Change in accounts receivable	16,482	(49,452)
Change in inventory	(90,155)	10,905
Change in other operating assets	3,669	(42,144)
Changes in operating liabilities:
Change in accounts payable	(9,200)	3,312
Change in accrued liabilities	(19,439)	(1,915)
Change in income tax payable	(6,975)	10,940
Change in other operating liabilities	741	3,051
Net cash flows from operating activities	37,613	242,522

Cash flows from investing activities
Purchases of property, plant, and equipment	(53,328)	(123,472)
Proceeds from sale of property, plant, and equipment	1,088	2,077
Proceeds from short-term investments	15,468	2,768
Purchases of short-term investments	(12,958)	(6,065)
Purchases of securities	-	(13,901)
Proceeds from sales of securities	-	3,891
Insurance recovery	4,725	-
Other	(3,870)	5,331
Net cash flows from investing activities	(48,875)	(129,371)

Cash flows from financing activities
Advances on lines of credit and short-term debt	67,920	16,209
Repayments of lines of credit and short-term debt	(72,433)	(21,310)
Proceeds from long-term debt	6,283	25,204
Repayments of long-term debt	(5,554)	(150,527)
Repayment of and proceeds from finance lease obligation	(36)	(34)
Taxes paid related to net share settlement	(9,516)	(15,584)
Net changes in noncontrolling interest	2,544	117
Other	(4,744)	(4,753)
Net cash flows from financing activities	(15,536)	(150,678)

Effect of exchange rate changes on cash and cash equivalents	25,399	(5,935)
Change in cash and cash equivalents, including restricted cash	(1,399)	(43,462)
Cash and cash equivalents, beginning of period, including restricted cash	318,483	341,099
Cash and cash equivalents, end of period, including restricted cash	$317,084	$297,637

Supplemental Cash Flow Information
Interest paid during the period	$1,618	$4,226
Taxes paid during the period	$18,302	$87,725
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$13,186	$14,730

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2023 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 9, 2024 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2024.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require that at each interim and annual reporting period an entity disclose:

•
The amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed above;
•
Companies are also required to include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements;
•
Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and
•
Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. During the nine-month periods ended September 30, 2024 and September 30, 2023, we paid no dividends on our Common Stock.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Earnings (numerator)
Net income attributable to common stockholders	$13,745	$48,720	$35,783	$201,890

Shares (denominator)
Weighted average common shares outstanding (basic)	46,331	45,936	46,166	45,758
Dilutive effect of stock options and stock awards outstanding	111	384	212	538
Adjusted weighted average common shares outstanding (diluted)	46,442	46,320	46,378	46,296

Earnings per share attributable to common stockholders
Basic	$0.30	$1.06	$0.78	$4.41
Diluted	$0.30	$1.05	$0.77	$4.36

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	125	271	241	94

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2024	December 31, 2023
Finished goods	$202,194	$129,802
Work-in-progress	70,514	72,876
Raw materials	209,330	187,096
Total	$482,038	$389,774

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2023	$146,558
Acquisition	1,139
Foreign currency translation adjustment	815
Balance at September 30, 2024	$148,512

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2024	2023
Intangible assets subject to amortization:
Gross carrying amount	$252,000	$250,747
Accumulated amortization	(199,317)	(187,820)
Foreign currency translation adjustment	(8,202)	(8,170)
Total intangible assets subject amortization	44,481	54,757
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(1,086)	(1,123)
Total intangible assets with indefinite lives	9,217	9,180
Total intangible assets, net	$53,698	$63,937

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2024	2023
Three Months Ended September 30,	$3,833	$3,808
Nine Months Ended September 30,	$11,497	$11,476

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Domestic pre-tax income	$7,327	$21,480	$3,502	$118,209
Foreign pre-tax income	$11,475	$39,026	$46,910	$131,845
Income tax provision	$3,619	$10,674	$9,799	$44,514
Effective tax rate	19.2%	17.6%	19.4%	17.8%
Impact of tax holidays on tax expense	$438	$216	$641	$111
Earnings per share impact of tax holidays:
Basic	$(0.01)	$-	$(0.01)	$-
Diluted	$(0.01)	$-	$(0.01)	$-

The increase in the effective tax rate for the three and nine months ended September 30, 2024, when compared to the three and nine months ended September 30, 2023, is primarily due to the impact of the geographical mix of pre-tax income and loss across tax jurisdictions relative to the Company’s consolidated pre-tax income on the estimated annual effective tax rate.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to certain earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2012. We are no longer subject to China income tax examinations by tax authorities for tax years before 2013. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2017. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2024, the gross amount of unrecognized tax benefits was approximately $49.3 million.

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

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of goods sold	$579	$521	$1,500	$1,354
Selling, general, and administrative	4,916	4,216	10,874	18,827
Research and development	1,271	1,233	3,709	3,255
Total share-based compensation expense	$6,766	$5,970	$16,083	$23,436

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

As of September 30, 2024, total unrecognized share-based compensation expense related to share grants was approximately $60.6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Modification. During the nine months ended September 30, 2023 we modified previously granted stock awards for two corporate officers who retired. The result of the modifications resulted in the acceleration of the vesting of 54,525 stock awards for the corporate officers. The incremental expense recorded for this modification was approximately $2.1 million, which was expensed in selling, general, and administrative (“SG&A”) expense in the nine months ended September 30, 2023.

NOTE 7 – Enterprise-Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas, and Europe. During the three months ended September 30, 2024, one customer accounted for approximately $44.3 million, or 12.6%, of our net sales. During the nine months ended September 30, 2024, one customer accounted for approximately $120.9 million, or 12.4%, of our net sales. During the three months ended September 30, 2023, one customer accounted for approximately $64.8 million or 16.0% of our net sales. During the nine months ended September 30, 2023, two customers accounted for $169.8 million, or 12.7%, and $153.6 million, or 11.5%, respectively, of our net sales. One customer accounted for approximately 17.7% and one customer accounted for 14.1% of our outstanding accounts receivable at September 30, 2024. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q are broad-based global distributors that sell to thousands of different end users.

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

For the Three Months Ended September 30, 2024	Asia	Americas	Europe	Consolidated
Total sales	$380,013	$255,058	$68,771	$703,842
Intercompany elimination	(161,213)	(155,017)	(37,533)	(353,763)
Net sales	$218,800	$100,041	$31,238	$350,079

For the Three Months Ended September 30, 2023	Asia	Americas	Europe	Consolidated
Total sales	$379,181	$291,359	$97,625	$768,165
Intercompany elimination	(169,629)	(159,114)	(34,775)	(363,518)
Net sales	$209,552	$132,245	$62,850	$404,647

As of and for the
Nine Months Ended September 30, 2024	Asia	Americas	Europe	Consolidated
Total sales	$1,051,118	695,447	$204,868	$1,951,433
Intercompany elimination	(445,714)	(431,204)	(102,693)	(979,611)
Net sales	$605,404	$264,243	$102,175	$971,822

Property, plant, and equipment, net	$515,347	$78,915	$109,463	$703,725
Total assets	$1,678,927	$472,420	$238,035	$2,389,382

As of and for the
Nine Months Ended September 30, 2023	Asia	Americas	Europe	Consolidated
Total sales	$1,206,777	$955,944	$315,063	$2,477,784
Intercompany elimination	(539,598)	(499,802)	(99,344)	(1,138,744)
Net sales	$667,179	$456,142	$215,719	$1,339,040

Property, plant, and equipment, net	$537,040	$86,951	$112,135	$736,126
Total assets	$1,562,240	$520,608	$257,374	$2,340,222

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or Distributor):

	For the Three Months Ended September 30,
Net Sales by Region	2024	2023
Asia	$274,711	$292,968
Europe	52,588	73,555
Americas	22,780	38,124
Total net sales	$350,079	$404,647

Net Sales by Type
Direct sales	$127,219	$137,661
Distributor sales	222,860	266,986
Total net sales	$350,079	$404,647

	For the Nine Months Ended September 30,
Net Sales by Region	2024	2023
Asia	$748,774	$930,891
Europe	147,403	242,783
Americas	75,645	165,366
Total net sales	$971,822	$1,339,040

Net Sales by Type
Direct sales	$362,223	$416,689
Distributor sales	609,599	922,351
Total net sales	$971,822	$1,339,040

Net sales from products shipped to China was $149.2 million and $189.7 million for the three months ended September 30, 2024 and 2023, respectively. Net sales from products shipped to China was $430.2 million and $541.3 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 8 – Debt

Borrowings outstanding as of September 30, 2024 and December 31, 2023 are set forth in the table below:

	September 30,	December 31,		Current Amount
Description	2024	2023	Interest Rate	Maturity
Short-term debt	$35,704	$40,685	Various indices plus margin	Various during 2024

Long-term debt
Notes payable to Bank of Taiwan	1,694	1,880	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	3,161	1,626	2-yr deposit rate floating plus 0.082%	September 2026
Notes payable to CTBC Bank	3,161	3,252	TAIBOR 3M plus 0.5%	March 2026
Notes payable to CTBC Bank	12,198	13,098	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	168	217	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	1,149	1,325	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	632	-	1-M deposit rate floating plus 0.08%	September 2026
Total long-term debt	22,163	21,398
Less: Current portion of long-term debt	(1,446)	(4,419)
Total long-term debt, net of current portion	$20,717	$16,979

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $148.7 million as of September 30, 2024. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at SOFR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various short-term credit facilities as of September 30, 2024 was approximately $112.6 million, net of $35.7 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance at September 30, 2024.

NOTE 9 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $34.7 million at September 30, 2024. As of September 30, 2024, we also had a commitment to purchase approximately $36.3 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2026.

Defined Benefit Plan. We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of September 30, 2024, the underfunded liability for this defined benefit plan was approximately $9.6 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the annual payments to be made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $2.0 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029.

Contingencies. From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any pending legal proceeding will not have any material adverse effect on our consolidated financial position, cash flows, or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs and future periods. Based on available information available, we evaluate the likelihood of potential outcomes of all pending disputes. We record an appropriate liability when the amount of any liability associated with a pending dispute is deemed probable and reasonably estimable. In addition, we do not accrue estimated legal fees and other directly related costs as they are expensed as incurred. The Company is not currently a party to any pending litigation that we consider material.

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

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of September 30, 2024 and December 31, 2023, we had $351.9 million and $230.4 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

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

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Fair Value
	Other Liabilities
	2024	2023
Cross-currency swaps	$-	$6,936
Foreign-currency forward contracts	10,897	10,202

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings, and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating lease expense	$3,615	$3,184	$10,778	$9,788
Finance lease expense:
Amortization of assets	7	9	22	24
Interest on lease liabilities	1	1	3	2
Short-term lease expense	564	583	1,685	1,288
Variable lease expense	1,374	1,134	3,676	3,215
Total lease expense	$5,561	$4,911	$16,164	$14,317

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	September 30, 2024	December 31, 2023
Operating leases:
Operating lease ROU assets	$45,670	$50,833

Current operating lease liabilities	9,249	8,840
Noncurrent operating lease liabilities	22,456	27,289
Total operating lease liabilities	$31,705	$36,129

Finance leases:
Finance lease ROU assets	$2,727	$2,717
Accumulated amortization	(2,616)	(2,573)
Finance lease ROU assets, net	$111	$144

Current finance lease liabilities	$49	$52
Non-current finance lease liabilities	63	94
Total finance lease liabilities	$112	$146

Weighted average remaining lease term (in years):
Operating leases	7.5	7.8
Finance leases	3.2	3.6

Weighted average discount rate:
Operating leases	4.1%	4.1%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$15,469	$14,295
Operating cash outflows from finance leases	3	2
Financing cash outflow from finance leases	36	34

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	3,630	13,360

The table below sets forth information about lease liability maturities:

	September 30, 2024
	Operating Leases	Finance Leases
2024	$2,768	$14
2025	9,951	43
2026	6,852	22
2027	4,117	20
2028	2,048	19
2029	1,492	-
2030 and thereafter	10,224	-
Total lease payments	37,452	118
Less: imputed interest	(5,747)	(6)
Total lease obligations	31,705	112
Less: current obligations	(9,249)	(49)
Long-term lease obligations	$22,456	$63

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At September 30, 2024 and December 31, 2023, these investments totaled approximately $17.2 million and $14.6 million, respectively.

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

Warren Chen, a member of the Company’s board of directors, serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process. We have an agreement to purchase approximately $11.9 million of wafers from Nuvoton that ends in the fourth quarter of 2025. We consider our relationship with Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton.

JCP is a frequency control product manufacturing company from which we purchase material and in which we have made an equity investment that we account for using the equity method of accounting.

Atlas is an early stage privately held fabless wafer design company in which the Company holds a majority interest. The Company determined that Atlas is a variable interest entity (“VIE”), and the Company does not have the power to direct the activities that most significantly impact Atlas. The Company has therefore determined that the Company is not the primary beneficiary. Consequently, we do not consolidate the assets and liabilities of Atlas in the Company’s financial statements. For additional information related to Atlas see Note 14 - Equity Investments - Unconsolidated VIE, below.

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Keylink:
Net sales	$15	$3,630	$3,373	$10,118
Purchases	$270	$404	$988	$1,123
Plating, rental and consulting expense	$3,625	$4,117	$11,568	$12,797
Nuvoton:
Net sales	$2	$9	$35	$16
Purchases	$1,570	$2,837	$5,699	$8,281
JCP:
Purchases	$44	$72	$180	$206
Atlas:
Purchases	$1,327	$-	$2,632	$-

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	September 30, 2024	December 31, 2023
Keylink:
Accounts receivable	$25,875	$34,774
Accounts payable	$28,743	$33,882
Nuvoton:
Accounts receivable	$2	$26
Accounts payable	$872	$924
JCP:
Accounts payable	$49	$159
Atlas:
Accounts payable	$509	$133

Note 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of September 30, 2024, the Company had $55.6 million of investments accounted for under the measurement alternative.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock. The primary purpose for providing the additional investment in Atlas was for continued access to developing technology with potential future benefit to the Company. As part of the April 2023 agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock and at September 30, 2024, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more that 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

The following is a summary of the Company’s holdings in the Atlas, a VIE, in which we are not the primary beneficiary:

	September 30, 2024	December 31, 2023
VIE total assets	$21,751	$26,445
VIE total liabilities	4,536	4,532

Diodes' equity in VIE	$44,420	$44,420
Diodes' note receivable from VIE	4,000	4,000
Diodes' interest receivable from VIE	195	45
Diodes' maximum exposure to loss	$48,615	$48,465

Note 15 – Restructuring costs

During the three months ended September 30, 2024, the Company consolidated certain activities at a number of its locations.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Asset impairment	$-	$582	$2,814	$582
Employee severance	(500)	1,139	4,496	1,139
Other	289	845	729	845
	$(211)	$2,566	$8,039	$2,566

The table below sets forth the costs accrued related to restructuring activities:

	Asset Impairment	Employee Severance	Contract Termination	Other	Total
Beginning balance, December 31, 2023	$-	$-	$207	$110	$317
Costs accrued	2,814	4,496	(62)	791	8,039
Costs paid	(2,814)	(4,496)	(145)	(434)	(7,889)
Ending balance, September 30, 2024	$-	$-	$-	$467	$467

Note 16 – Subsequent event

In September 2024, the Company entered into an agreement to acquire Fortemedia, Inc. (“Fortemedia”). Fortemedia is a global company that focuses on developing high quality solutions and semiconductor products that provide advanced voice processing technologies to enhance human-to-human and human-to-machine voice communication quality and efficiencies. The cash purchase price was approximately $60.8 million, was funded with cash on hand, and closed in October 2024.

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

Summary for the Three Months Ended September 30, 2024

•
Net sales were $350.1 million, a decrease of 13.5% from the $404.6 million in the third quarter of 2023 and an increase of 9.5% from the $319.8 million in the second quarter of 2024;
•
Gross profit was $118.0 million, a decrease of 24.3% from the $155.9 million in the third quarter of 2023 and an increase of 9.9% from the $107.4 million in the second quarter of 2024;
•
Gross profit margin was 33.7%, compared to 38.5% in the third quarter of 2023 and 33.6% in the second quarter of 2024;
•
Net income attributable to common stockholders was $13.7 million, compared to $48.7 million in the third quarter of 2023 and $8.0 million in the second quarter of 2024;
•
Earnings per share attributable to common stockholders was $0.30 per diluted share, compared to $1.05 per diluted share in the third quarter or 2023 and $0.17 per diluted share in the second quarter of 2024; and
•
Cash flow provided by operations was $54.4 million. We had $15.0 million of capital expenditures. Net cash flow was $49.4 million.

As of September 30, 2024, our cash, cash equivalents, and short-term investments were $319.3 million, and we had access to unused borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

During the three months ended September 30, 2024, net sales exceeded expectations, increasing 9.5% with double-digit point of sales growth in Asia. Additionally, our automotive market revenue increased to 19% of product revenue reflecting the Company’s ongoing content expansion and design win initiatives, even though both the automotive and industrial markets continue to undergo inventory and demand adjustments. As further evidence of the market recovery, the Company’s channel inventory continues to improve, coupled with inventory dollars and inventory days decreasing sequentially.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended September 30,
	2024	2023
Net sales	100%	100%
Cost of goods sold	(66)	(61)
Gross profit	34	39
Total operating expense	(27)	(25)
Income from operations	6	13
Total other (expense) income	(1)	2
Income before income taxes and noncontrolling interest	5	15
Income tax provision	(1)	(3)
Net income	4	12
Net income attributable to common stockholders	4	12

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30,
	2024	2023	Increase/(Decrease)	% Change
Net sales	$350,079	$404,647	$(54,568)	(13.5%)
Cost of goods sold	232,071	248,771	(16,700)	(6.7%)
Gross profit	118,008	155,876	(37,868)	(24.3%)
Total operating expense	96,131	102,002	(5,871)	(5.8%)
Interest income	4,532	4,507	25	0.6%
Interest expense	(456)	(898)	(442)	(49.2%)
Foreign currency (loss) gain, net	(4,423)	1,314	(5,737)	436.6%
Unrealized (loss) gain on investments	(3,410)	401	(3,811)	(950.4%)
Other income	682	1,309	(627)	(47.9%)
Income tax provision	3,619	10,674	(7,055)	(66.1%)

Net sales decreased approximately $54.6 million, or 13.5%, for the three months ended September 30, 2024, compared to the same period last year, due to lower demand across all regions and all end markets, primarily in the automotive and industrial markets. During the three months ended September 30, 2024, weighted-average sales price decreased 10.1% and volume decreased 3.8%, when compared to the same period in 2023. The decline in weighted-average sales price was primarily due to weaker end-user demand in the automotive and industrial markets which collectively comprised 42% and 45% of product revenue for the three months ended September 30, 2024 and 2023, respectively.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023
Industrial	23%	26%
Automotive	19%	19%
Computing	25%	25%
Consumer	18%	18%
Communications	15%	12%

Cost of goods sold decreased approximately $16.7 million for the three months ended September 30, 2024, compared to the same period last year, due to the decreased net sales during the three months ended September 30, 2024. Average unit cost decreased approximately 3.1% for the three months ended September 30, 2024, compared to the same period last year.

For the three months ended September 30, 2024, gross profit decreased approximately 24.3% when compared to the same period last year primarily due to lower net sales, caused by lower demand in all regions and all end-markets. Gross profit margin for the three-month periods ended September 30, 2024 and 2023 was 33.7% and 38.5%, respectively. The decrease in gross profit margin was primarily due to the lower average sales price related to end-market mix and secondarily from lower loadings from the overall lower demand, particularly in our wafer fabrication plants associated with foundry service agreements.

Operating expenses for the three months ended September 30, 2024, decreased $5.9 when compared to the three months ended September 30, 2023. Operating expenses as a percentage of net sales were 27.4% and 25.2% for the three months ended September 30, 2024 and 2023, respectively. SG&A decreased approximately $3.6 million as compared to the same period last year as the company reduced discretionary expenses across payroll, stock performance awards, freight, and sales commission to align with the softer demand environment. SG&A, as a percentage of net sales, was 17.0% and 15.6% for the three months ended September 30, 2024 and 2023, respectively. Research and development expenses (“R&D”) were flat. The lower levels of discretionary benefits in SG&A reflect lower accruals based on the Company’s 2024 performance being lower than in 2023. R&D, as a percentage of net sales, was 9.6% and 8.4% for the three months ended September 30, 2024 and 2023, respectively.

Interest income was flat for the three months ended September 30, 2024, compared to the same period last year. Interest expense decreased $0.4 million, or 49.2% for the three months ended September 30, 2024, compared to the same period last year due to lower debt levels. The change in unrealized (loss) gain on investments in 2024 compared to 2023 was to mark to market adjustments to adjust the value of the investment.

We recognized an income tax expense of approximately $3.6 million and $10.7 million for the three months ended September 2024 and 2023, respectively. The decrease in income taxes for 2024 compared to 2023 was primarily attributable to a decrease in pretax book income.

Results of Operations for the Nine months Ended September 30, 2024 and 2023

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Nine Months Ended September 30,
	2024	2023
Net sales	100%	100%
Cost of goods sold	(67)	(59)
Gross profit	33	41
Total operating expense	(29)	(24)
Income from operations	4	17
Total other (expense) income	1	2
Income before income taxes and noncontrolling interest	5	19
Income tax provision	(1)	(3)
Net income	4	15
Net income attributable to common stockholders	4	15

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2024	2023	Increase/(Decrease)	% Change
Net sales	$971,822	$1,339,040	$(367,218)	(27.4%)
Cost of goods sold	646,844	793,334	(146,490)	(18.5%)
Gross profit	324,978	545,706	(220,728)	(40.4%)
Total operating expense	286,445	315,838	(29,393)	(9.3%)
Interest income	13,383	8,503	4,880	57.4%
Interest expense	(1,840)	(5,219)	(3,379)	(64.7%)
Foreign currency (loss) gain	(2,652)	(2,796)	(144)	5.2%
Unrealized (loss) gain on investments	1,310	16,462	(15,152)	92.0%
Other income	1,678	3,237	(1,559)	(48.2%)
Income tax provision	9,799	44,514	(34,715)	(78.0%)

Net sales decreased approximately $367.2 million, or 27.4%, for the nine months ended September 30, 2024, compared to the same period last year, driven by lower product shipments caused by lower demand across all regions and all end markets. During the nine months ended September 30, 2024, weighted-average sales price decreased 19.5% and volumes decreased 9.9%, when compared to the same period in 2023. The decline in weighted-average sales price was primarily due to weaker end-user demand in the automotive and industrial markets which collectively comprised 41% and 47% of product revenue for the nine months ended September 30, 2024 and 2023, respectively.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Industrial	23%	28%
Automotive	18%	19%
Computing	25%	23%
Consumer	19%	18%
Communications	14%	12%

Cost of goods sold decreased approximately $146.5 million for the nine months ended September 30, 2024, compared to the same period last year, due to the decreased net sales during the nine months ended September 30, 2024. Average unit cost decreased approximately 9.5% for the nine months ended September 30, 2024, compared to the same period last year.

For the nine months ended September 30, 2024, gross profit decreased approximately 40.4% when compared to the same period last year primarily due to lower net sales, caused by lower demand in all regions and all end-markets. Gross profit margin for the nine-month periods ended September 30, 2024 and 2023 was 33.4% and 40.8%, respectively. The decrease in gross profit margin was primarily due to the lower average sales price related to end-market mix and secondarily from lower loadings from the overall lower demand, particularly in our wafer fabrication plants associated with foundry service agreements.

Operating expenses for the nine months ended September 30, 2024, decreased $29.4 million when compared to the nine months ended September 30, 2023. Operating expenses as a percentage of net sales were 29.5% and 23.6% for the nine months ended September 30, 2024 and 2023, respectively. SG&A decreased approximately $29.9 million as compared to the same period last year as the company reduced discretionary expenses across payroll, stock performance awards, freight, and sales commission to align with the softer demand environment. SG&A, as a percentage of net sales, was 17.7% and 15.0% for the nine months ended September 30, 2024 and 2023, respectively. R&D decreased approximately $1.1 million as compared to the same period last year. R&D, as a percentage of net sales, was 10.4% and 7.6% for the nine months ended September 30, 2024 and 2023, respectively. Gain on disposal of fixed assets increased $5.5 million for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023. Also included in operating expenses for the nine months ended September 30, 2024 was $8.0 million related to restructuring activities undertaken by us during the period to consolidate operations.

Interest income increased $4.9 million for the nine months ended September 30, 2024, compared to the same period last year due to income earned on financial instruments to hedge our net investment risk as well as higher interest rates earned on short-term investments. Interest expense decreased $3.4 million, or 64.7% for the nine months ended September 30, 2024, compared to the same period last year due to lower debt levels. Unrealized gain on investments decreased from 2023 due to mark-to-market adjustments on investments recorded in 2023 and not repeated in 2024.

We recognized an income tax expense of approximately $9.8 million and $44.5 million for the nine months ended September 30, 2024, and 2023, respectively. The decrease in income taxes for 2024 compared to 2023 was primarily attributable to a decrease in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments, and our credit facilities. Our cash and cash equivalents and restricted cash decreased from $318.5 million at December 31, 2023 to $317.1 million at September 30, 2024. This decrease in cash, cash equivalents, and restricted cash reflects normal operations of the Company. As of September 30, 2024, we had short-term investments totaling $7.5 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At September 30, 2024 and December 31, 2023, our working capital was $909.7 million and $793.9 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available borrowing under credit facilities to be sufficient to cover our cash needs for working capital, capital expenditures and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of September 30, 2024, our foreign subsidiaries held approximately $215.4 million of cash, cash equivalents and investments of which approximately $93.1 million would be subject to a potential non-U.S.

withholding tax if distributed outside the country in which the cash is currently held. The $93.1 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $148.7 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at SOFR or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of September 30, 2024, was approximately $112.6 million, net of $35.7 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at September 30, 2024.

Because some of our outstanding debt is subject to variable interest rates, the recent rise in interest rates will potentially increase our overall debt service cost. If interest rates continue to rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
Net cash flows from operating activities	$37,613	$242,522
Net cash flows from investing activities	(48,875)	(129,371)
Net cash flows from financing activities	(15,536)	(150,678)
Effect of exchange rate changes on cash and cash equivalents	25,399	(5,935)
Change in cash and cash equivalents, including restricted cash	$(1,399)	$(43,462)

Operating Activities

Net cash flows from operating activities for the nine months ended September 30, 2024 was $37.6 million. Our net use of cash from operating activities for the nine months ended September 30, 2024 resulted from net income of $40.6 million, depreciation and amortization of intangible assets of $90.8 million and share-based compensation of $16.1 million. The increases were offset by a net decrease of $104.9 million due to changes in operating asset and liability accounts, and non-cash gains and other income of $15.8 million.

During the nine months ended September 30, 2024, we generated cash through the collection in accounts receivable and used cash to fund increases in inventories, particularly in finished goods, to improve our product availability in a dynamic market environment. We also used cash to decrease accounts payable and accrued liabilities as part of normal business operations.

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

Investing Activities

Net cash and cash equivalents from investing activities was ($48.9) million for the nine months ended September 30, 2024. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2024 was primarily due to purchases of property, plant, and equipment of $53.3 million, or 5.5% of net sales. This outflow of cash to purchase property, plant and equipment was partially offset by the receipt of an insurance recovery of $4.7 million and net proceeds from the sale of short-term investments of $2.5 million. We expect capital expenditures for the twelve months ended December 31, 2024 to be within our target model of 5% to 9% of net sales. Net cash and cash equivalents used in investing activities was $129.4 million for the nine months ended September 30, 2023. Net cash and cash equivalents used in investing activities for the nine months ended September 30, 2023 was primarily due to purchases of property, plant and equipment of $123.5 million, or 9.2% of net sales, due to the expansion of a wafer fabrication facility located in Hsinchu Science Park in Taiwan and the additional investment of $13.9 million in a privately held wafer design company.

Financing Activities

Net cash and cash equivalents from financing activities was ($15.5) million for the nine months ended September 30, 2024. Net cash provided by financing activities in the nine months ended September 30, 2024 consisted primarily of $3.8 million of net decreases in our debt and taxes paid on net share settlements of $9.5 million. Net cash and cash equivalents used in financing activities was $150.7 million for the nine months ended September 30, 2023. Net cash used in financing activities in the nine months ended September 30, 2023 consisted primarily of $130.4 million of net reductions in our debt and taxes paid on net share settlements of $15.6 million.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of September 30, 2024, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIODES INCORPORATED
(Registrant)

November 7, 2024	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)