Form 10-K
period 2024-12-31
DIODES INC /DEL/
filed 2025-02-14
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the 45,118,931 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $71.93 per share of the Common Stock on the Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.2 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 3, 2025 was 46,333,930.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

PART I

Item 1. Business.

GENERAL

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we,” or “our” (Nasdaq: DIOD)), a Standard and Poor’s SmallCap 600 and Russell 3000 Index company, delivers high-quality semiconductor products to the world’s leading companies in the automotive, industrial, computing, consumer electronics, and communications markets. We leverage our expanded product portfolio of analog and discrete power solutions combined with leading-edge packaging technology to meet customers’ needs. Our broad range of application-specific products and solutions-focused sales, coupled with global operations including engineering, testing, manufacturing, and customer service, enable us to be a premier provider for high-volume, high-growth markets. For more information, visit www.diodes.com.

We operate from the following locations, with additional support offices throughout the world:

•
Corporate Headquarters
Plano, Texas, United States
•
Design, Engineering, and Marketing
Shanghai, Yangzhou, Shenzhen, and Hong Kong, China
Oldham, England
New Taipei City, Hsinchu, and Tainan, Taiwan
Milpitas, California, and Plano, Texas, United States
•
Wafer Fabrication
Shanghai and Wuxi, China
Oldham, England
Greenock, Scotland
Hsinchu, Taiwan
South Portland, Maine, United States
•
Assembly and Test
Shanghai, Chengdu, and Wuxi, China
Neuhaus am Rennweg, Germany
Chongli, Taiwan
•
Sales, Warehouse, and Logistics
Hong Kong, Shanghai, Beijing, Shenzhen, Wuhan, Guangzhou, Qingdao, and Xiamen, China
Oldham, England
Frankfurt and Munich, Germany
Milan, Italy
Tokyo, Japan
Singapore
Seongnam-si, South Korea
New Taipei City, Taiwan
Milpitas, California and Plano, Texas, United States

The Company’s manufacturing facilities have achieved certifications in the internationally recognized standards of ISO 9001:2015, ISO 14001:2015, and, for automotive products, IATF 16949:2016 and the Company is also C-TPAT certified. We believe these quality awards reflect the superior quality-control techniques established at the Company and further enhance our credibility as a vendor-of-choice to original equipment manufacturers (“OEMs”) increasingly concerned with quality and consistency.

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, medical, clean energy, machine to machine, robotics, motor control, and Artificial Intelligence of Things (“AIoT”);
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Computing: cloud computing: server, Artificial Intelligence (“AI”) server, storage, data centers, and edge AI;
•
Communications: smart phones, 5G networks, and enterprise networking; and
•
Consumer: Internet of things (“IoT”): wearables, home automation, home appliances, smart infrastructure, and charging solutions.

From 2020 to 2024, our annual net sales grew from $1.2 billion to $1.3 billion, representing a compound annual growth rate of approximately 1.6%. Our product line includes over 28,000 products, and we shipped approximately 39 billion units in 2024, 42 billion units in 2023, and 50 billion units in 2022. The decrease in units shipped in 2024 was driven by softness in demand and inventory adjustments by our customers that serve the key end markets in which we participate.

2024 SUMMARY AND BUSINESS OUTLOOK

In 2024 the Company’s net sales decreased 21.1% compared to 2023. This decrease was the result of the combined effect of demand softness in the end markets that we participate in and inventory adjustments by the customers that we serve.

We continue to work towards our previously stated goal of $1.0 billion in gross profit based upon $2.5 billion in revenue and a gross margin of 40%. At a high level, tactics we intend to use to accomplish these goals include:

•
Offering total systems solutions, in which we provide a wide range of products that work together in a system which drives growth by simplifying the design process for our customers, the sales approach, and content expansion driving growth:
•
Increasing focus on high margin market segments (i.e. automotive and industrial) and analog & power discrete product lines which are included in all the market segments that we serve;
•
Investing in technology leadership in target products, fab processes, and advanced packaging; and
•
Pursuing selective strategic acquisitions of technologies, product lines, or companies to enhance our product portfolio and accelerate our new product offerings.

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

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable, and cost-effective manufacturing – Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. Our manufacturing facilities provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. See “Risk Factors – During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Integrated packaging expertise – Our expertise in designing and manufacturing innovative and proprietary packaging solutions enables us to package a variety of different device functions into an assortment of packages ranging from miniature chip-scale packaging to packages that integrate multiple separate discrete and/or analog chips into a single semiconductor product called an array. Our ability to design and manufacture multi-chip semiconductor solutions as well as advanced integrated devices provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for the industrial, automotive, computing, communications, and consumer markets.

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

Customer-focused product development – Effective collaboration with our customers and a commitment to customer service are essential elements of our business. We believe focusing on dependable delivery and support tailored to specific end-user applications and solution-selling approach has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete, logic, analog, and mixed-signal semiconductor marketplace. We believe our close relationships with our customers have provided us with keener insight into our customers’ product needs. This results in a stronger demand for our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth, and profit margins.” in Part I, Item 1A of this Annual Report for additional information.

Management experience – The experience possessed by each member of the Company’s executive team has created significant institutional insight into our markets, customers and operations. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

OUR STRATEGY

Our next key goal is to reach $1.0 billion in gross profit based upon $2.5 billion in revenue and a gross margin of 40%. At a high level, we intend to accomplish this goal by continuing to enhance our position as a leading global designer, manufacturer, and supplier of high-quality application-specific standard semiconductor products, using our innovative and cost-effective assembly (packaging) and test technology and leveraging our process expertise and design excellence to achieve above-market growth in profitability.

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative analog and discrete power solutions semiconductor products – We intend to maintain our rapid pace of new product introductions across all our markets with continued emphasis in AI applications for computer market, the industrial market, and the automotive market. We will also continue to focus on the high-volume, high-growth applications with short design cycles, such as: IoT, wearables, home automation, and smart infrastructure; portables such as smartphones, tablets, notebooks, and edge AI devices; other consumer electronics and computing devices. During 2024 and 2023, we continued to achieve many significant new design wins with our direct sales customers. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Maintain intense customer focus – We intend to continue to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important and will help to increase our net sales, operating performance, and market share. To accomplish this, we intend to continue our close collaboration with our customers to design products that meet their specific needs. A critical element of this strategy is to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we continue to expand our sales force and field application engineers, particularly in Asia and Europe, during periods of growth. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.” in Part I, Item 1A of this Annual Report for additional information.

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

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines, or companies in order to enhance our product portfolio and accelerate our new product offerings. Examples of recent acquisitions include:

•
In October 2024, we completed our acquisition of Fortemedia, Inc. (“Fortemedia”), a global company that focuses on developing high quality solutions and semiconductor products that provide advanced voice processing technologies to enhance human-to-human and human-to-machine voice communication quality and efficiencies. The Company acquired Fortemedia to expand its product portfolio and enhance the Company’s footprint in advanced voice processing technologies, primarily targeted at the automotive and computer markets.
•
In June 2022, the Company completed the acquisition of onsemi’s wafer fabrication facility and operations located in South Portland, Maine (“SPFAB”). We purchased SPFAB to provide additional 200mm wafer fabrication capacity for analog products to accelerate the Company’s growth initiatives in the automotive and industrial end-markets. This U.S.-based facility, together with the Company’s existing wafer fabrication facilities in Asia and Europe, further enhances the Company’s global manufacturing operations;
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

See “Risk Factors – A significant part of our growth strategy involves acquiring companies and businesses. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results, and financial condition.” in Part I, Item 1A and Note 20 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR PRODUCTS

Our market focus is on high-growth, end-user applications in the following areas:

Discrete semiconductor products, including: MOSFETs, and SiC MOSFETs; protection devices: data line protection, power line protection, thyristers, USB Type-C protection, and transient voltage suppressors; diodes; Schottky diodes, small signal switching diodes, Zener diodes, and SiC diodes; rectifiers: bridges, super barrier rectifiers, Schottky rectifiers, Schottky bridge rectifiers, and fast/ultra-fast rectifiers; and bipolar transistors: Avalanche transistors, gate driver transistors, and pre-bias transistors;

Analog products, including: power management devices such as AC-DC and DC-DC converters, USB power switches, low dropout, photocoupler, and linear voltage regulators; standard linear devices such as operational amplifiers and comparators, current monitors, voltage references, and reset generators; LED lighting drivers; audio amplifiers; and sensor products including Hall-effect sensors and motor drivers;

Mixed-signal products, including: high speed mux/demux, digital switches, interface, redrivers, universal level shifters/voltage translators, clock ICs, and packet switches;

Standard logic products, including: low-voltage complementary metal-oxide-semiconductor (“CMOS”) and advanced high-speed CMOS devices; ultra-low power CMOS logic; and analog switches;

Multichip products and co-packaged discrete, analog, and mixed-signal silicon in miniature packages;

Silicon and silicon epitaxial wafers used in manufacturing these products;

Frequency Control Products (“FCP”) used in many of today’s advanced electronic systems. FCPs are electronic components that provide frequency references such as crystals and crystal oscillators for automotive, industrial, computing, communication, and consumer electronic products; and

Contact Image Sensor (CIS), an input device widely applied on, among other things, high-speed copy machines, check scanners, banknote identification validators (ATM, banknote detectors) and industrial inspection equipment (AOI/AVI). We offer integrated sensor IC, illumination, and rod lenses to form the CIS module.

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of product revenue for each end-market for the last three years:

End-Markets	2024	2023	2022	End product applications
Industrial	23%	27%	27%

Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HVAC/LED lighting, retrofit bulb, smart meters, and embedded computers

Automotive	19%	19%	15%	ADAS (advanced driver assistance systems), telematics, infotainment, lighting, BLDC motor control, electrification and powertrain, and battery management
Computing	25%	23%	24%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, artificial intelligence servers, storage, cloud computing, and data center applications
Consumer	19%	18%	19%

Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches, wearable IoT, home automation, and smart infrastructure

Communications	14%	13%	15%	5G networks, smartphones, IP gateways, routers, switches, hubs, fiber optics, and charging solutions

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

CUSTOMERS

We serve over 50,000 customers worldwide. The majority of our customers are served through our distribution network and some are direct customers who purchase directly from the Company. Our customers represent leading direct sales customers representing a broad range of industries, leading EMS providers and leading distributors. For the twelve months ended December 31, 2024, 2023, and 2022, our direct sales and EMS customers together accounted for 37%, 32%, and 30%, respectively, of our net sales. In addition, for information concerning our business with related parties, see “Business – Certain Relationships and Related Party Transactions.”

We believe that our close relationships with our customers have provided us with deeper insight into our customers’ product needs. In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers and diversify our customer base by focusing on leading global consumer electronics companies and their EMS providers and distributors. See “Risk Factors – Our customers may require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and may audit our operations from time to time. A failure to qualify a product or a negative audit finding could adversely affect our net sales, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense has not been significant. Generally, our customers may cancel orders on short notice without incurring a penalty. See “Risk Factors – Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our net sales, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2024, 2023, and 2022:

Net Sales by Region	2024	2023	2022
Asia	$1,020,256	$1,181,519	$1,480,191
Europe	188,402	287,549	283,900
Americas	102,462	192,671	236,489
Total net sales	$1,311,120	$1,661,739	$2,000,580

Net Sales by Type	2024	2023	2022
Direct sales	$479,845	$530,446	$590,173
Distributor sales	831,275	1,131,293	1,410,407
Total net sales	$1,311,120	$1,661,739	$2,000,580

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales from products shipped to China for the twelve months ended December 31, 2024, 2023, and 2022, was $589.5 million, $704.8 million, and $941.3 million, respectively. The decline in sales in China is reflective of the overall decrease in demand for semiconductors, inventory adjustments by our customers, as well as de-emphasizing the lower margin deep commodity products.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives, and distributors. Our marketing group focuses on our product strategy, product development roadmap, new product introduction process, demand assessment, and competitive analysis. Our marketing programs include participation in industry tradeshows, technical conferences and technology seminars, online marketing including our website, email and social media, sales training, and public relations. Our marketing group works closely with our sales and research and development teams to align our product development roadmap. Our marketing group coordinates its efforts with our product development, operations and sales groups, as well as with our customers, sales representatives and distributors. We support our customers through our global field application engineering and customer support organizations.

Our website, www.diodes.com, features an extensive online product catalog with advanced search capabilities. This, coupled with a comprehensive product selector guides, keyword search, cross-reference search, and system solution diagrams facilitate quick and thorough product selection. Our website also provides easy access to our worldwide sales contacts and customer support and incorporates a distributor-inventory check to provide component inventory availability. We have included our website address in this Annual Report solely as an inactive textual reference. We do not incorporate the information on, or accessible through, our website into this Annual Report, and you should not consider any information on or accessible through our website as part of this Annual Report.

MANUFACTURING OPERATIONS AND FACILITIES

We operate assembly and test facilities located in China, Taiwan, and Germany. We operate wafer fabrication facilities located in China, Great Britain, Taiwan, and the United States. For the years ending December 31, 2024 and 2023, our total cash capital expenditures were approximately $73.0 million and $150.8 million, respectively.

Our manufacturing processes use many raw materials, including silicon wafers, aluminum and copper lead frames, gold and copper wire and other metals, molding compounds, and various chemicals and gases. We also rely on equipment and finished product suppliers. We are continuously evaluating our raw material costs in order to reduce our consumption while protecting and maintaining product performance. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. See “Risk Factors – We depend on third-party suppliers for timely deliveries of raw materials, manufacturing services, product and process development, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, operating results and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.” in Part I, Item 1A of this Annual Report for additional information.

Our corporate headquarters is located in a facility we own in Plano, Texas. We also lease or own properties around the world for use as sales and administrative offices, research and development centers, manufacturing facilities, warehouses, and logistics centers. The size or location of these properties can change from time to time based on our business requirements. See “Properties” in Part I, Item 2 of this Annual Report for additional information.

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

PATENTS, TRADEMARKS, COPYRIGHTS, AND OTHER INTELLECTUAL PROPERTY RIGHTS AND LICENSES

We generally rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality agreements, license agreements, and policies to protect our intellectual property rights and proprietary technology, and to maintain our competitive position. Despite these measures, we may not always succeed in protecting our intellectual property or preventing misappropriation of our intellectual property rights. Other companies may independently develop similar technologies or seek to challenge, invalidate or circumvent our intellectual property rights. We acquired, licensed or sublicensed numerous intellectual property rights in connection with our acquisitions over the years. Several of our trademarks are registered in the U.S. and other countries, and we continually seek to strengthen our brand to distinguish our products in the marketplace. We maintain a patent portfolio comprised of both U.S. and foreign patents and have patent applications pending in the U.S. and other countries. We expect to continue to file patent applications in the U.S. and abroad covering technologies and products considered important to our business. We do not believe any individual patent, group of patents, or the expiration thereof would materially affect the operation of our business. We seek to protect our proprietary technology or related knowledge that is not covered by our patent strategy as trade secrets through contracts and policies to maintain their secrecy and confidentiality.

In the ordinary course of business, we may become party to disputes involving intellectual property rights. When we become aware of companies infringing our intellectual property rights, we seek to enforce our rights through appropriate actions. We may receive claims of infringement or inquiries regarding possible infringement of the intellectual property rights of others, demands seeking royalty payments or other remedies, or cease and desist letters. Depending on the situation, we may defend our position, seek to negotiate a license, or engage in other acceptable resolution that is appropriate to our business.

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

From time to time, we may license our intellectual property rights in connection with the development or sale of our products. We may license certain product technology from other companies, but we do not consider any particular licensed technology to be material to our operations or royalties paid by us to be material. We believe the duration and other terms of the licenses are appropriate for our current needs. See “Risk Factors – We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

This Annual Report may include trade names and trademarks of other companies. Our use or display of other parties’ trade names, trademarks or products is not intended to, and does not, imply a relationship with, or endorsement or sponsorship of us by, the trade name or trademark owners. All trademarks appearing in this Annual Report not owned by us are the property of their holders.

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic, analog, and mixed-signal semiconductor components market, making competition intense. Some of our larger competitors include Infineon Technologies A.G., Epson, Kyocera, Nexperia, NXP Semiconductors N.V., ON Semiconductor Corporation, Renesas Electronics Corporation, Texas Instruments, and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition, research and development, manufacturing, and other resources than we do. Accordingly, we, from time to time, may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price, features, availability, and quality of our products, and our ability to design products and deliver customer service in keeping with our customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and quick adaptability to customer needs affords us competitive advantages. See “Risk Factors – The semiconductor business is highly competitive, and increased competition may harm our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Product development engineers work directly with our semiconductor circuit design and layout engineers to develop and design products that match our customers’ requirements. We seek to capture the customers’ electrical and packaging requirements, translate those requirements into product specifications, and design and manufacture a qualified product to support the customers’ end-system applications.

HUMAN CAPITAL MANAGEMENT

As an international semiconductor company with a global footprint, the Company recognizes the important role its human capital plays in a talent-based economy, and what the impact of effective and efficient human capital management has on its long-term strategic success and sustainable growth. Our employees are our most critical asset - they contribute to our financial success for the benefit of all our stakeholders and they are collaborators and contributors to the success of the communities in which we live and work. Human capital management affects many aspects of our operations, including recruitment and talent acquisition, retention, training and development, workforce optimization, performance management, workplace safety, employee health and wellness, employee engagement, and diversity and inclusion.

Employee Communication - Developing two–way communications and deploying effective feedback mechanisms are critical components in our employee engagement process. We have an open door policy and encourage employees to have regular conversations with their managers to share feedback and express concerns. We also solicit employee feedback informally through regular employee interactions. We hold our managers accountable for setting clear expectations and goals with their teams, for providing coaching, as well as identifying professional development opportunities for their teams, and for engaging in periodic performance reviews. We assist our managers with performance management tools as needed to help them effectively manage their teams and optimize workforce productivity.

Employee Retention, Training, and Coaching - Employee retention is a critical element in our sustainable success. To maintain a stable workforce, we provide skill advancement training and coaching, where appropriate, to help our employees enhance their existing skillsets. With our support and preparation, our employees can continue to grow in their current role and maximize the value they contribute to their current teams. Where a suitable rotation opportunity arises, we provide skill expansion training to equip employees for these new positions. By honing their skills, our employees can leverage their institutional knowledge and experience to contribute to the overall success of the organization. The availability of rotational opportunities can also help keep our employees motivated and engaged.

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

Diversity, Equity, and Inclusion - Our diversity, equity and inclusion (“DEI”) principles supplement our values and are ingrained into how we operate as a business. We work to create an inclusive culture and environment where technical and scientific minds from different backgrounds can innovate, collaborate, and flourish. Our people-focused policies and procedures are aligned to our commitment to being an open, inclusive, and caring employer, and assist us in supporting our colleagues throughout their career at Diodes. Our commitment to DEI practices includes clear guidelines and accountability measures to ensure we attract and retain a diverse workforce.

As of December 31, 2024, we employed 8,593 employees (including approximately 764 temporary labor or independent contractors). 7,259 of our employees were in Asia, 453 were in the Americas, and 881 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement. In Europe all our employees are covered by individual employment agreements with some collective bargaining agreements in place. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules, and regulations related to the use, storage, handling, discharge, or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, Taiwan, the U.K., and the U.S. where our wafer fabrication facilities are located, and in China, Taiwan, and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the twelve month periods ended December 31, 2024, 2023, and 2022, our capital expenditures for environmental controls have not been material. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”), Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) and Atlas Magnetics (“Atlas”).

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

Warren Chen, a member of the Company’s board of directors serves as a member of Nuvoton’s board of directors. We purchase wafers from Nuvoton for use in our production process.

JCP is an FCP manufacturing company from which we purchase material and in which we have made an equity investment. We account for this investment using the equity method of accounting.

Atlas is an early stage privately held fabless wafer design company in which the Company holds a majority equity interest. The Company determined that Atlas is a variable interest entity (“VIE”) and that Atlas is a related party. While the Company does own more than 50% of Atlas, the Company does not have the power to direct the activities that most significantly impact Atlas, including obtaining control of the board of directors, and therefore, has determined that the Company is not the primary beneficiary. For additional information related to Atlas see Note 19 - Equity Investments - Variable Interest Entities, below.

We consider our relationships with Keylink, Nuvoton, JCP, and Atlas to be mutually beneficial and plan to continue these strategic alliances.

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

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risks and other information in this Annual Report before you make any trading decisions regarding our Common Stock. Our business, financial condition, or operating results may suffer if any of the following risks are realized. Additional risks and uncertainties not currently known to us may also adversely affect our business, financial condition, or operating results. If any of these risks or uncertainties occurs, the trading price of our Common Stock could decline and you could lose part or all of your investment.

Summary

RISKS RELATED TO OUR BUSINESS

The impact of tariffs assessed or contemplated to be assessed by various governments could have a material adverse effect on our business, financial condition, and results of operations.

The impact of pandemics may have a material adverse effect on our business, financial condition, and results of operations.

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

Our customers may require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and may audit our operations from time to time. A failure to qualify a product or a negative audit finding could adversely affect our net sales, operating results, and financial condition.

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

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, operating results, and financial condition.

We depend on third-party suppliers for timely deliveries of raw materials, manufacturing services, product and process development, parts, and equipment, as well as finished products from other manufacturers, and our reputation with customers, operating results, and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

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

GENERAL RISK FACTORS

The continued hostilities between Ukraine and Russia could negatively impact our business.

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

RISKS RELATED TO OUR BUSINESS

The impact of tariffs assessed or contemplated to be assessed by various governments could have a material adverse effect on our business, financial condition, and results of operations.

The imposition of tariffs and other trade barriers by government authorities on imported goods, including raw materials and components essential to our manufacturing processes, could have significant adverse effects on our business, financial condition, and results of operations. These tariffs may disrupt our supply chain, increase our production costs, and reduce our competitiveness in the global market.

Tariffs could cause delays and disruptions in our supply chain, as suppliers face increased costs and logistical challenges, which could result in delays in product delivery and increased inventory costs. Tariffs on imported raw materials and components could lead to higher production costs that we are unable to pass on to customers, negatively affecting our margins. Any attempts by us to pass on these increased costs to our customers through higher prices for our products may lead to reduced demand from our customers, adversely affecting our sales and market share. Additionally, tariffs may place us at a competitive disadvantage compared to foreign competitors who are not subject to similar trade barriers, which could impact our ability to compete effectively in the global market. The impact of tariffs can create economic uncertainty, which may negatively affect our customers’ purchasing decisions and overall market conditions.

We are actively monitoring changes in trade policies and tariffs and are implementing measures to mitigate these risks where feasible. Nevertheless, we cannot guarantee the success of these efforts, and the imposition of tariffs may significantly impact our business, financial condition, and results of operations.

The impact of tariffs assessed or contemplated to be assessed by various governments could have a material adverse effect on our business, financial condition, and results of operations.

The company may be subject to tariffs imposed by various government authorities. Any tariff implemented may not be recoverable from customers and could could have a material adverse effect on our business, financial condition, and results of operations.

The impact of pandemics may have a material adverse effect on our business, financial condition, and results of operations.

National, state, and local governments have responded to pandemics in a variety of ways including by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), ordering businesses to close or limit operations and ordering people to stay at home (i.e., shelter in place), and imposing travel restrictions (including quarantine requirements).

Given these governmental actions, there is no assurance that we will be permitted to operate under every current or future government order or other restriction and in every location where we maintain operations. Any long-term limitations on, or long-term closures of, our manufacturing facilities in the U.S., Asia, or Europe would have a negative adverse impact on our ability to manufacture, sell, and ship products and service customers and would have a material adverse impact on our business, financial condition, and results of operations.

During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results, and financial condition.

The semiconductor industry is characterized by high fixed costs. Notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult economic environments, we could be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, the costs associated with this excess capacity are expensed immediately and not capitalized into inventory, and we generally experience lower gross margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins and this, in turn, could have a material negative impact on our business, operating results, and financial condition.

Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our operating results and financial condition.

The semiconductor industry is highly cyclical, and periodically experiences significant economic downturns characterized by diminished product demand, production overcapacity and excess inventory, which can result in rapid erosion in average selling prices and significant net sales declines, which may harm our operating results and financial condition.

In addition, we operate in a few narrow markets of the semiconductor market and, as a result, cyclical fluctuations may affect these segments to a greater extent than they affect the broader semiconductor market. This may cause us to experience greater fluctuations in our operating results and financial condition than some of our broad line semiconductor competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets, and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the industrial, automotive, computing, communications, and consumer sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our operating results and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business, operating results, and financial condition.

The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability, technological innovation, and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing, and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates, and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Infineon Technologies A.G., Epson, Kyrocera, Nexperia, NXP Semiconductors N.V., ON Semiconductor Corporation, Renesas Electronics Corporation, Texas Instruments, and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our business, operating results, and financial condition.

Delays in initiation of production at facilities due to implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, operating results, and financial condition.

Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency. Our manufacturing and testing processes are complex, require advanced and costly equipment, and are continually being modified in our efforts to improve product performance and cost. Difficulties in the manufacturing process can lower yields. Technical or other problems could lead to production delays, order cancellations, and lost net sales. In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, bringing new manufacturing capacity to full production, or changing our process technologies could also result in capacity constraints, production delays, and a loss of future net sales and customers. Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase proportionately, or in the event of a decline in demand for our products. Any disruption at any of our wafer fabrication facilities or assembly and test facilities could have a material adverse effect on our manufacturing efficiencies, operating results, and financial condition.

We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through design, product, and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Our net sales growth and profit margins will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

Our customers may require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and may audit our operations from time to time. A failure to qualify a product or a negative audit finding could adversely affect our net sales, operating results and financial condition.

Prior to purchasing our products, our customers may require our products to undergo an extensive qualification process, which involves rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. In addition, we are focusing more on the automotive and industrial markets. These markets, automotive in particular, require higher quality standards. Although we are working to ensure our organization and products meet the more rigorous quality standards, there can be no assurances we will succeed. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in the product’s manufacturing process or the selection of a new supplier by us may require a requalification process, which may result in delayed net sales, foregone sales and excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing, and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may adversely affect our net sales, operating results, and financial condition.

In addition, from time to time, our customers may audit of our records, product manufacturing, qualification, and packaging processes, business practices, and other related items to verify that we have complied with our business obligations, standard processes and procedures, product specifications, and governing laws and regulations related to our business practices, and performed in accordance with the agreed terms and conditions of our business agreements. If the audit shows any deficiency in any of these categories, our customers may require us to implement extensive protocols to remedy the deficiency, assess us significant penalties, refuse shipments of our products, return existing inventory, cancel orders, or terminate our business relationship, each of which will adversely affect our net sales, operating results, and financial condition.

Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our net sales, operating results, and financial condition.

All of our customer orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally made on a purchase order basis, rather than pursuant to long-term supply contracts, and are booked from immediate delivery to twelve months or more in advance of delivery. The rate of booking new orders can vary significantly from month to month. We, and the semiconductor industry as a whole, are experiencing a trend towards shorter customer-requested lead times, which is the amount of time between the date a customer places an order and the date the customer requires shipment. Furthermore, our industry is subject to rapid changes in customer outlook and periods of excess inventory due to changes in demand in the end-markets our industry serves. As a result, many of our purchase orders are revised, and may be cancelled, with little or no penalty and with little or no notice. However, we must still commit production and other resources to fulfilling these purchase orders even though they may ultimately be cancelled. If a significant number of purchase orders are cancelled or product quantities ordered are reduced, and we are unable to timely generate replacement orders, we may build up excess inventory and our net sales, operating results, and financial condition may suffer.

Production at our manufacturing facilities could be disrupted for a variety of reasons, including natural disasters and other extraordinary events, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our operating results and financial condition.

A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events, including pandemics and epidemics (such as the outbreak of the COVID-19 virus or human metapneumovirus), and related travel restrictions. Such disruptions may cause direct injury or damage to our employees and property and related internal controls with significant indirect consequences. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause our customers to seek other suppliers. Such disruptions could have an adverse effect on our operating results and financial condition.

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which would adversely affect our net sales, market share, operating results, and financial condition.

Our product range and new product development program are focused on low pin count semiconductor devices with one or more active or passive components. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market, and support new products and product enhancements on a timely and cost-effective basis. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive, and since we operate primarily in a narrow segment of the broader semiconductor industry, this may have a greater effect on us than it would if we were a broad-line semiconductor supplier with a wider range of product types and technologies. Many of our competitors are larger and more established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could harm our business, have a material adverse effect on our competitive position within our industry and harm our relationships with our customers. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing costs and expand our sales. We may not be able to accomplish these goals, which would adversely affect our net sales, market share, operating results, and financial condition.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights, and a negative impact on our business, operating results, and financial condition.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark, and other intellectual property rights to technology that is important to our business and have demanded, and may in the future demand, that we license their patents and technology. Any litigation to determine the validity of allegations that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling, we could be required to:

•
pay substantial damages for past, present, and future use of the infringing technology;
•
cease manufacture, use, or sale of infringing products;
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

We depend on third-party suppliers for timely deliveries of raw materials, manufacturing services, product and process development, parts, and equipment, as well as finished products from other manufacturers, and our reputation with customers, operating results, and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials, manufacturing services, product and process development, parts, and equipment on a timely basis from third parties. In some instances, a supplier may be our sole-source supplier. Any interruption in, or change in the cost or quality of, the supply of raw materials, manufacturing services, product and process development, parts or equipment needed to manufacture our products could adversely affect our reputation with customers, operating results and financial condition.

In addition, we sell finished products from other manufacturers. Our business could also be adversely affected if there are quality problems with the finished products we sell. From time to time, various suppliers may extend lead-times, limit supplies, or increase prices due to capacity constraints or other factors. We have no long-term purchase contracts with any of these manufacturers and, therefore, have no contractual assurances of continued supply, pricing, or access to finished products that we sell, and any such manufacturer could discontinue supplying to us at any time. Additionally, some of our suppliers of finished products or wafers compete directly with us and may, in the future, choose not to supply products to us.

A significant part of our growth strategy involves acquiring companies and businesses. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results, and financial condition.

A significant part of our growth strategy involves acquiring companies and businesses. We may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or businesses or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, operating results, and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules, and regulations related to the use, storage, handling, discharge, or disposal of certain toxic, volatile, or otherwise hazardous chemicals used in manufacturing our products throughout the world. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, operating results, and financial condition.

We may incur additional costs and face emerging risks associated with environmental, social, and governance (“ESG”) factors impacting our operations.

Stakeholders such as investors, employees, and the communities in which we operate have increased their focus on our ESG and sustainability related activities, specifically in the corporate, social, and environmental responsibility (“CSER”) areas. Some investors and customers may use our ESG and sustainability related information as well as third party ESG ratings and metrics to guide their investment strategies and product purchases. If our ESG or CSER policies and practices are perceived to be inadequate, we could face reputational damages or loss of sales and our financial results may be adversely affected.

Our products, or products we purchase from third parties for resale, may be found to be defective and, as a result, warranty claims and product liability claims may be asserted against us and we may not have recourse against our suppliers, which may harm our business, reputation with our customers, operating results, and financial condition.

Our products, or products we purchase from third parties for resale, are typically sold at prices that are an insignificant portion of the overall value of the equipment or other goods in which they are incorporated. Since a defect or failure in our products could give rise to failures in the end-products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the net sales and profits we receive from the products involved and we may not have recourse against our suppliers. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our operating results and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. We may choose not to carry liability insurance, may not have sufficient insurance coverage, or may not have sufficient resources, to satisfy all possible warranty claims and product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, operating results, and financial condition.

We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results, and financial condition.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing, finance, and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing, finance, and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing, finance, and managerial/executive personnel in the future. For example, we have faced, and continue to face, intense competition for qualified technical and other personnel in China, where our assembly and test facilities are located. A number of U.S. and multi-national corporations, both in the semiconductor industry and in other industries, have recently established and are continuing to establish factories and plants in China, and the competition for qualified personnel has increased significantly as a result. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, operating results, and financial condition could be materially and adversely affected.

We may not be able to achieve future growth, and any such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, operating results, and financial condition.

Our ability to successfully grow our business requires effective planning and management. Our past growth, and our targeted future growth, may place a significant strain on our management and on our systems and resources, including our financial and managerial controls, reporting systems, and procedures. In addition, we will need to continue to train and manage our workforce worldwide. If we are unable to effectively plan and manage our growth effectively, our business and prospects will be harmed and we will not be able to maintain our profitable growth, which could adversely affect our business, operating results, and financial condition.

Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results, and financial condition.

The life cycles of some of our products depend heavily upon the life cycles of the end-products into which our products are designed. End-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end-products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be and certain customers may stop ordering products from us and go out of business due to adverse economic conditions; therefore, some of our product inventory may become obsolete and, thus, adversely affect our business, operating results, and financial condition.

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

We currently have a floating rate debt that is subject to interest rate changes. See “Liquidity and Capital Resources” below and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December 31, 2024, an increase or decrease in interest rates by 1.0% for the year on our long-term debt would increase or decrease our annual interest rate expense by approximately $0.2 million.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates or foreign exchange exposure or our counterparties might not perform as agreed.

We use interest rate swaps and foreign exchange forward contracts to provide a level of protection against interest rate risks and foreign exchange exposure, but no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions, or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. The hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate and foreign exchange derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations. We are exposed to counterparty credit risk in the event of non-performance by counterparties to the interest rate swaps and foreign exchange contracts.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, operating results, financial condition, and our ability to meet payment obligations under such debt.

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2024, $20.7 million in long-term debt was outstanding. In addition we have short-term foreign credit facilities with borrowing capacities of approximately $146.0 million with an unused amount of $114.0 million.

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
•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•
subjecting us to the risks of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;
•
limiting our flexibility in planning for, reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate, and the general economy; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, operating results, financial condition, and our ability to meet our payment obligations under our debt agreements.

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

Our U.S. credit facility contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, make restricted payments (including dividends and share repurchases), issue or sell equity interests, engage in different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations, and use proceeds from our credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. Our U.S. credit facility also requires us to meet certain financial ratios, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio.

Our ability to comply with the U.S. credit facility may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. The breach of any of these covenants or restrictions could result in an event of default under the facility. An event of default under the facility would permit the lenders under the facility to declare all amounts owed under such facility to be immediately due and payable in full. Upon acceleration of our indebtedness, we may be unable to repay the accelerated amount of principal and interest on the credit facilities that would then be due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition-Debt instruments” in Part II, Item 7 of this Annual Report for additional information.

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our operating results and financial condition.

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Chengdu and Shanghai, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition. Two of our manufacturing facilities and one of our wafer fabrication facilities located in Shanghai were approved for HNTE status for the tax years 2024-2026 and continue to qualify for the 15% tax rate. The Company expects to continue to meet HNTE requirements in future years. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount. Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

We have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate for this joint venture would increase to 25%, which could adversely affect our operating results and financial condition.

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $1.1 million, $0.7 million, and $0.2 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the twelve months ended December 31, 2024, 2023, and 2022 was approximately $0.02, $0.02, and $0.00, respectively.

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies or legal entity structures, which could adversely affect our operating results and financial condition.

We conduct operations worldwide through our foreign subsidiaries and are, therefore, subject to complex transfer pricing regulations in the jurisdictions in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between related parties be priced on a basis that would be comparable to an arm’s length transaction between unrelated parties. There is uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. Based on our current knowledge and probability assessment of potential outcomes, we believe that we have provided for all tax exposures. However, the ultimate outcome of a tax examination could differ materially from our provisions and could have a material adverse effect on our business, financial condition, operating results, and cash flows.

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

As of December 31, 2024, the benefit obligation of the Plan was approximately $95.6 million and the total assets in the Plan were approximately $88.3 million. Therefore, the Plan was underfunded by approximately $7.3 million. The difference between Plan obligations and assets, or the funded status of the Plan, is a significant factor in determining the net periodic benefit costs of the Plan and the ongoing funding requirements of the Plan.

The Plan’s trustees are required to review the funding position every three years. An actuarial valuation was performed as of March 31, 2022, resulting in a deficit of approximately GBP 20 million (approximately $24 million based on a GBP: USD exchange rate of 1:1.2). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.4 million based on a GBP: USD exchange rate of 1:1.2) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the first payment made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $1.8 million based on a GBP: USD rate of 1:1.2) will be made by December 31, 2029. These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2029.

The Plan’s trustees appoint fund managers to carry out the day-to-day functions relating to management of the fund and its administration. The fund managers must invest their portion of the Plan’s assets in accordance with their investment manager agreement agreed by the trustees. The trustees are responsible for complying with these investment manager agreements and for deciding on the portion of the Plan’s assets that will be invested with each fund manager. When making decisions, the trustees take advice from experts including the Plan’s actuary and also have the option to consult with the Company.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications, or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could harm our financial condition and operating results, and could result in a loss of investor confidence and a decline in our stock price.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

The majority of our manufacturing facilities are located in China. For the twelve months ended 2024, 2023 and 2022 our Asian and European subsidiaries represented approximately 72%, 68%, and 68%, respectively, of our net sales. There are risks inherent in doing business internationally, including the following, any of which could cause harm to our business:

•
changes in, or impositions of, legislative or regulatory requirements, including income tax or value added tax laws in the U.S. and in the countries in which we manufacture or sell our products;
•
compliance with trade or other laws in a variety of jurisdictions;
•
trade restrictions, transportation delays, work stoppages, and economic and political instability;
•
changes in import/export regulations, tariffs and freight rates, environmental regulations, and land use rights;
•
difficulties in collecting receivables and enforcing contracts;
•
currency exchange rate fluctuations;
•
restrictions on the transfer of funds from foreign subsidiaries to the U.S.;

•
the possibility of international conflict, including the ongoing conflict between Ukraine and Russia, and between or among China, the U.K., Germany, Hong Kong, Taiwan, and the U.S.;
•
legal, regulatory, political, and cultural differences among the countries in which we do business;
•
longer customer payment terms; and
•
changes in U.S. or foreign tax regulations.

We believe that our operations are in compliance with all applicable legal and regulatory requirements in all material respects. However, changes in the political environment or government policies in those jurisdictions could result in revisions to laws or regulations or their interpretation and enforcement. In addition, a significant destabilization of relations between or among China, the U.K., Germany, Hong Kong, Taiwan, and the U.S. could result in restrictions on our operations or the sale of our products or the forfeiture of our assets in these jurisdictions.

In addition to the ongoing issues regarding tariffs, China has been stepping up efforts to design and manufacture semiconductors itself rather than buy from U.S. companies, amid fears that sanctions might cripple its high-tech industry. U.S. restrictions on exports to Chinese telecom equipment makers have sharpened Beijing’s focus on semiconductor self-sufficiency. China’s ministry of finance announced tax breaks “to support the development of integrated circuit design and the software industry,” canceling corporate taxes for some domestic Chinese companies for two years. Although the outcome of these efforts is uncertain, the development of such capacity in China would likely have a material adverse effect on our profitability and results of operations.

A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, operating results, and prospects.

We believe that an increase in demand in China for electronic devices that include our products will be an important factor in our future growth. Weakness in the Chinese economy could result in a decrease in demand for electronic devices containing our products and, thereby, materially and adversely affect our business, operating results, and prospects.

Economic regulation in China could materially and adversely affect our business, operating results, and prospects.

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2024 approximately 45% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results, and prospects.

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act, the U.K.’s Bribery Act 2010, China’s anti-corruption campaign, and similar worldwide anti-bribery laws.

The United States’ Foreign Corrupt Practices Act (“FCPA”), the United Kingdom’s Bribery Act 2010 (the “U.K. Bribery Act”), China’s anti-corruption campaign, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA, the U.K. Bribery Act, and related anti-bribery laws. We have established procedures and controls to monitor internal and external compliance. There can be no assurance that our internal controls and procedures will protect us from reckless or criminal acts committed by our employees or agents, and we have no third-party attestation to the effectiveness of our internal controls related to fraud and corruption. If we are found to be liable for FCPA, the U.K. Bribery Act, and other anti-bribery law violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could incur criminal or civil penalties or other sanctions, which could have a material adverse effect on our business and operating results.

We are subject to foreign currency risk as a result of our international operations.

We face exposure to adverse movements in foreign currency exchange rates, principally the Chinese Yuan, the Taiwanese dollar, the Euro, and the British Pound Sterling and, to a lesser extent, the Japanese Yen and the Hong Kong dollar. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our operating results. Furthermore, our operating results are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our operating results. Also, fluctuations in foreign currency exchange rates may have an adverse impact and be increasingly influential to our overall sales, profits and operating results as amounts that are measured in foreign currency are translated back to U.S. dollars for reporting purposes. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results, especially if the portion of our sales attributable to Europe increases. We have taken, and plan to continue to take, efforts to mitigate some of our foreign currency exposure by entering into foreign exchange hedging agreements with financial institutions to reduce exposures to some of the principal currencies in countries in which we conduct sales, acquire raw materials, build products, and make capital investments, but these efforts may not be successful. In this regard, these hedging agreements do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements, and counterparty risk.

China is experiencing rapid social, political, and economic change, which has increased labor costs and other related costs that could make doing business in China less advantageous than in prior years. Increased labor costs in China could adversely affect our business, operating results, and financial condition.

Historically, labor in China has been readily available at a lower cost compared to other countries. However, because China is experiencing rapid social, political, and economic change, there can be no assurance that labor will continue to be available in China at costs consistent with historical levels. Any future increase in labor cost in China is likely to be higher than historical and projected amounts and may occur multiple times in any given year. As a result of experiencing such rapid social, political, and economic change, China is also likely to enact new, and/or revise its existing, labor laws and regulations on employee compensation and benefits. These changes in Chinese labor laws and regulations will likely have an adverse effect on product manufacturing costs in China. Furthermore, if China workers go on strike to demand higher wages, our operations could be disrupted. Many of our suppliers are currently dealing with labor shortages in China, which may result in future supply delays and disruptions and may drive a substantial increase in their labor costs that is likely to be shared by us in the form of price increases to us. New or revised government labor laws or regulations, strikes, or labor shortages could cause our product costs to rise and/or could cause manufacturing partners on whom we rely to exit the business. These events could have a material adverse impact on our product availability and quality, which would affect our business, operating results, and financial condition.

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

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2024, we had undistributed earnings from non-U.S. operations of approximately $1.3 billion (including approximately $93.6 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $437.6 million of this total. Additional Chinese withholding taxes of approximately $50.1 million would be required should the $437.6 million of such earnings be distributed out of China as dividends.

We could be adversely affected by the compromise or theft of our technology, know-how, data, or intellectual property or a requirement that we yield rights in technology, know-how, data stored in foreign jurisdictions, or intellectual property that we use in such foreign jurisdictions.

In general, we rely on intellectual property and unfair competition laws and contractual restrictions to protect our technology, know-how, data, and intellectual property in the foreign jurisdictions in which we operate. We believe our technology, know-how, data and other intellectual property rights are important to our success. Any unauthorized use of our technology, know-how, data, and other intellectual property rights could harm our competitive advantages and business. For example, some jurisdictions have not protected intellectual property rights to the same extent as the United States, and infringement of intellectual property rights continues to pose a serious risk of doing business in such jurisdictions. The measures we take to protect our intellectual property rights may not be adequate. Furthermore, the application of laws governing intellectual property rights in certain foreign jurisdictions is uncertain and evolving, and could involve substantial risks to us. Infringement of our patents or required technology or know-how transfers to foreign entities could create competition for us, and such competition could have a material adverse effect on our longer-term profitability and success.

RISKS RELATED TO OUR COMMON STOCK

Variations in our quarterly operating results may cause our stock price to be volatile.

We have experienced substantial variations in net sales, gross profit margin, and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

•
strength of the global economy and the stability of the financial markets;
•
general economic conditions in the countries where we sell our products;
•
seasonality and variability in the industrial, automotive, computing, communications, and consumer markets;
•
the timing of our and our competitors’ new product introductions;
•
product obsolescence;
•
the scheduling, rescheduling, and cancellation of large orders by our customers;
•
the cyclical nature of the demand for our customers’ products;
•
our ability to develop new process technologies and achieve volume production at our fabrication facilities;
•
changes in manufacturing yields;
•
adverse movements in exchange rates, interest rates, or tax rates; and
•
the availability of adequate supply commitments from our outside suppliers or subcontractors.

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

As part of our growth strategy, we expect to acquire businesses, products, or technologies in the future. In the event of future acquisitions, we could:

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

Section 203 of the Delaware General Corporation Law prohibits certain transactions, including business combinations, between a Delaware corporation and an “interested stockholder” for a period of three years after the date the stockholder becomes an interested stockholder. An “interested stockholder” is defined as a person who, together with any affiliates or associates, beneficially owns, directly or indirectly, 15.0% or more of the outstanding voting shares of a Delaware corporation.

Our certificate of incorporation authorizes our Board of Directors to issue, without further action by the stockholders, up to 1.0 million shares of preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors. The existence of authorized but unissued shares of preferred stock enables our Board of Directors to render it more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest, or otherwise.

GENERAL RISK FACTORS

The continued hostilities between Ukraine and Russia could negatively impact our business.

Russia’s military invasion of Ukraine in February 2022 has led to, and may lead to, additional sanctions being levied by the United States, European Union, and other countries against Russia. Russia’s military invasion and the resulting sanctions have had an adverse effect on global markets. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity, and business outlook of our business.

The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results, and financial condition.

Weaknesses in the global economy and financial markets can lead to lower consumer discretionary spending and demand for items that incorporate our products in the industrial, automotive, computing, communications, and consumer sectors. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, and the likelihood of customers canceling or deferring existing orders. Our net sales, operating results, and financial condition could be negatively affected by such actions.

Production at our manufacturing facilities could be disrupted for a variety of reasons, including natural disasters and other extraordinary events, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our operating results and financial condition.

A disruption in production at our manufacturing facilities could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events, including pandemics and epidemics (such as outbreaks of the COVID-19 virus or the human metapneumovirus), and related travel restrictions. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production. Such disruptions could have an adverse effect on our operating results and financial condition.

We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, operating results, and financial condition.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, and similar disruptions affecting the Internet generally. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our cash flows, operating results, and financial condition.

Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the U.S. or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate, and our operating results and financial condition.

Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the U.S. or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate, and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains, and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause seaports or airports, to or through which we ship, to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in China, Taiwan, and Germany and our wafer fabrication facilities in China, the U.S., and the U.K., or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might negatively affect our future operating results and financial condition.

System security risks, data protection breaches, cyber-attacks, and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected net sales, increase our expenses, damage our reputation, and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or those of third parties, create system disruptions, compromise physical assets or intellectual property, or misappropriate monetary assets or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our websites or exploit any security vulnerabilities of our websites and information systems.

Such problems could impede our sales, manufacturing, distribution, or other critical functions or result in the loss, encryption, or disclosure of such proprietary information and sensitive or confidential data relating to our business or third-party business or the unauthorized transfer of monetary assets as a result of fraud, trickery, or other forms of deception, and could materially adversely affect our operating results, stock price, and reputation.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Governance

Cybersecurity risk oversight continues to remain a top priority for the Board of Directors. The Board of Directors is responsible for oversight of the Company’s information security program, including risks of cybersecurity threats. The Risk Oversight Committee and Audit Committee, which support the Board of Directors in the oversight of the Company’s information security program are focused on risks from cybersecurity threats, including incident response planning, timely identification and assessment of incidents, incident recovery, and business continuity considerations. The Risk Oversight Committee members have varied expertise and experience including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. The Risk Oversight Committee has delegated day-to-day oversight of our information security program to our executive officers, including the Vice President of Information Technology (“VP of IT”) along with our Global Cybersecurity Director (“Director”). The Director reports to the VP of IT and is a 31-year veteran of the information technology industry having served in the military and with a Fortune 500 company with over 20 years of cybersecurity experience including leading incident responses, policy development, and building security architectures. The VP of IT and the Director regularly meet with our President and Chief Financial Officer to inform them of matters related to cybersecurity risks and incidents. These meetings are designed to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant known cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that the Board of Directors has oversight and can provide guidance on critical cybersecurity issues. We believe our information security team is well positioned to identify risks from cybersecurity threats based on numerous job qualifications and on-going training.

Our incident response team, headed by the Director and VP of IT, reports material cybersecurity incidents to our executive officers and to our Board of Directors. The Company has an information security advisory board comprised of senior leaders within the Company. These senior leaders include representation from functions including product line, sales and marketing, manufacturing, legal, finance, human resources, supply chain, information technology, and regional representation. Responsibilities of the advisory board include:

•
advise on creation and implementation of information security policy;
•
advise on information security strategic roadmap and investments;
•
review, advise, and promote security education, training, and awareness;
•
review and advise on ongoing legal, regulatory, compliance, threat landscape, risks, industry news, and trends concerning cyber security; and
•
review and advise on the mitigation of cybersecurity risks and potential incidents.

The Company has internal disclosure committees made up of members of management to assist in fulfilling its obligations to maintain disclosure controls and procedures and to coordinate and oversee the process of preparing our periodic securities filings with the SEC. The disclosure committees are composed of members of management and is chaired by our Vice President and Corporate Controller. The disclosure committees meet on a quarterly basis and more often if necessary. The Company has policies and procedures in place to ensure that our disclosure committees are appropriately informed of any matters that should be considered in advance of applicable public filings, including cybersecurity and data privacy matters, and to address the proper handling and escalation of information to management and the Board of Directors, the Risk Oversight Committee, and/or the Audit Committee.

Management provides cybersecurity-related legal, regulatory, compliance, risk, and relevant industry and internal threat updates to the Board of Directors on a quarterly basis, or more frequently as needed. The reports provide information regarding the state of the Company’s information security program, the nature, timing, and extent of cybersecurity incidents, if any, and the Company’s resolution to such matters.

The VP of IT has a monthly meeting with the Company’s President to provide an update of cybersecurity incidents and risks, irrespective of materiality. The Company’s Board of Directors is provided a quarterly update on cybersecurity roadmaps and progress.

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

We have defined policies and procedures for cybersecurity incident detection, containment, response, and remediation and have adopted physical, technological, and administrative cybersecurity and data privacy controls. In particular, the Company has established a cybersecurity incident response plan includes classification of cybersecurity incidents, to whom to escalate an incident, and when to escalate a cybersecurity incident, including direct communication to the VP of IT, Director, and President. The Company regularly conducts vulnerability assessments and tracks remediation to completion. Critical systems are periodically audited against industry standards.

To minimize our risk and exposure to material cybersecurity incidents, we also conduct company-wide annual and ongoing cybersecurity awareness training and education of our employees. This includes but not limited to topics such password hygiene, phishing, and other cybersecurity-related information.

In addition to performing an annual risk assessment and developing a detection and mitigation plan, along with a comprehensive review and update of our cybersecurity and data privacy policies and procedures, we continuously evaluate new and emerging risks and ever-changing legal and compliance requirements. Our comprehensive information security program includes agreements with third-party cybersecurity partners for continuous monitoring, alerting, and response. To supplement our cybersecurity and data privacy risk assessment, identification, management, and mitigation efforts, we regularly consult with third-party experts, which include the following services:

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

Impact of cybersecurity risks on business strategy, results of operations or financial condition

Cybersecurity threats, such as threats of attacks from computer hackers, cyber criminals, nation-State actors, and other malicious internet-based activity, continue to increase. Cybersecurity threats may also include threats of attacks involving social engineering and cyber extortion to induce customers, contractors, business partners, third-party service providers, employees, and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data.

We believe that our current preventative actions and response activities provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cybersecurity threats are constantly evolving, are becoming more frequent and more sophisticated, and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. While we have implemented measures to safeguard our operational and technology systems and have established a culture of continuous learning, monitoring, and improvement, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. However, to date, management has determined that none of the cybersecurity attacks the Company experienced have resulted in a material impact to its financial condition, results of operations, or business strategy. In the ordinary course of our business, we have experienced and expect to continue to experience cyber-based attacks and other attempts to compromise our information systems, although none, to our knowledge, has had a material adverse effect on our business, financial condition, or results of operations. While we do not believe cybersecurity threats are reasonably likely to affect us, our business strategy, our results of operations, or our financial conditions, like all technology companies, we face a risks of such threats, the consequences of which could be material. See Item 1A – Risk Factors – “System security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected net sales, increase our expenses, damage our reputation, and adversely affect our stock price,” above. In addition, given the constant and evolving threat of cyber-based attacks, we incur significant costs in an effort to detect and prevent security breaches and incidents, and these costs may increase in the future.

Item 2. Properties.

Our corporate headquarters are located in Plano, Texas. As of December 31, 2024, we own approximately 3.7 million square feet of property and lease approximately 5.3 million square feet of property, with leases expiring at various times between 2025 and 2029 and with land rights expiring in 2061. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. The table below sets forth the largest of the properties either owned or leased by the Company.

We believe our current facilities are adequate for the foreseeable future.

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, Texas	41,835
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321
Manufacturing facility/office/chemical warehouse/wellness building	USA - South Portland, Maine	323,462
Regional sales office/RD Center/Administrative Office/Marketing Office	USA-San Jose, California	10,253
Manufacturing facilities/Administrative office/R&D center/Logistics	China - Chengdu	1,660,963
Regional sales office	China - Hong Kong	9,113
Administrative office/Land use right/manufacturing facility/R&D center	China - Shandong	1,058,324
Marketing Office/R&D center/Logistics/Sales/Administrative office	China - Shanghai	2,542,853
Regional sales office/RD Center/Administrative Office/Marketing Office	China - Shenzhen	23,062
Manufacturing facility	China - Wuxi	1,166,347
Regional Sales Office	China-Xiamen	1,507
R&D center	China - Yangzhou	6,085
Regional Sales Office	China - Guangzhou	1,646
Regional sales office/RD Center	China, Beijing	2,925
Regional sales office	China, WuHan	1,265
Regional Sales Office	China, QingDao	1,469
RD Center/Administrative office	China-Nanjing	11,155
Administrative office/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Sales office	Germany - Munich	6,297
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Regional Sales Office	Germany-Eltvile	700
Regional Sales Office	Japan - Milnato-ku	11,525
Regional sales office/RD Center/Administrative Office/Marketing Office	Korea - Seongnam-si	21,616
Manufacturing facility/R&D center/Logistics/Administrative office	Scotland - Greenock	1,001,873
Regional sales office/RD Center/Administrative Office	Singapore, Singapore City	1,766
Regional sales office/Administrative office/Logistics/Manufacturing Facility	Taiwan - Chongli	78,781
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	68,825
Manufacturing facility/R&D center/Production/Administrative office	Taiwan - Hsinchu	571,156
R&D center/Regional Sales Office/Administrative Office/Marketing Office/Production	Taiwan - Tainan	26,581
Regional sales office/Administrative office/Logistics/R&D/Marketing Office	Taiwan - Taipei	35,613

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol “DIOD.”

Holders

As of February 3, 2025, there were approximately 192 registered holders of record of the Company’s common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2025 definitive proxy statement, which we expect to file with the SEC in April 2025, in Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2024. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2019 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2024
		2019	2020	2021	2022	2023	2024
Diodes Incorporated	Return %		25.07	55.76	(30.67)	5.74	(23.42)
	Cum $	100	125.07	194.80	135.05	142.80	109.36

NASDAQ Industrial Index	Return %		52.72	8.81	(35.05)	28.93	25.67
	Cum $	100	152.72	166.18	107.93	139.16	174.89

NASDAQ Composite-Total Returns	Return %		44.92	22.18	(32.54)	44.64	29.57
	Cum $	100	144.92	177.06	119.45	172.77	223.87

Issuer Purchases of Equity Securities

There were no repurchases of our Common Stock during the fourth quarter of 2024.

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

A discussion of our results of operations for the year ended December 31, 2024 compared to December 31, 2023 is included below. For a discussion and comparison of the results of our operations for the year ended December 31, 2023 with the year ended December 31, 2022, refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K for the year ended December 31, 2023 filed with the SEC on February 9, 2024.

General

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

We operate from the following locations, with additional support offices throughout the world:

•
Corporate Headquarters
Plano, Texas, United States
•
Design, Engineering, and Marketing
Shanghai, Yangzhou, Shenzhen, and Hong Kong, China
Oldham, England
New Taipei City, Hsinchu, and Tainan, Taiwan
Milpitas, California, and Plano, Texas, United States
•
Wafer Fabrication
Shanghai and Wuxi, China
Oldham, England
Greenock, Scotland
Hsinchu, Taiwan
South Portland, Maine, United States
•
Assembly and Test
Shanghai, Chengdu, and Wuxi, China
Neuhaus am Rennweg, Germany
Chongli, Taiwan
•
Sales, Warehouse, and Logistics
Hong Kong, Shanghai, Beijing, Shenzhen, Wuhan, Guangzhou, Qingdao, and Xiamen, China

Oldham, England
Frankfurt and Munich, Germany
Milan, Italy
Tokyo, Japan
Singapore
Seongnam-si, South Korea
New Taipei City, Taiwan
Milpitas, California and Plano, Texas, United States

The Company’s manufacturing facilities have achieved certifications in the internationally recognized standards of ISO 9001:2015, ISO 14001:2015, and, for automotive products, IATF 16949:2016 and the Company is also C-TPAT certified. We believe these quality awards reflect the superior quality-control techniques established at the Company and further enhance our credibility as a vendor-of-choice to original equipment manufacturers (“OEMs”) increasingly concerned with quality and consistency.

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, medical, clean energy, machine to machine, robotics, motor control, and AIoT;
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;
•
Computing: cloud computing: server, AI server, storage, data centers, and edge AI;
•
Communications: smart phones, 5G networks, and enterprise networking; and
•
Consumer: IoT: wearables, home automation, home appliances, smart infrastructure, and charging solutions.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, and liquidity of the Company for the twelve months ended December 31 2024. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

Summary for the Twelve Months Ended December 31, 2024

•
Net sales were $1.3 billion, a decrease of 21.1% over the $1.7 billion in 2023;
•
Gross profit was $435.9 million, a 33.8% decrease from $658.2 million in 2023;
•
Gross profit margin was 33.2% compared to 39.6% in 2023;
•
Operating income decreased 79.9% to $50.4 million, or 3.8% of revenue, compared to $250.6 million, or 15.1% of revenue, in 2023;
•
Net income was $44.0 million, a decrease of 80.6% from the $227.2 million in 2023;
•
Earnings per share was $0.95 per diluted share, an 80.7% decrease from the $4.91 per diluted share in 2023;
•
We achieved $119.4 million of cash flow from operations. We had cash capital expenditures of $73.0 million, or 5.6% of net sales. Net cash flow was a negative $3.8 million, which includes the net pay-down of $7.6 million of total debt.

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
•
We achieved $280.9 million of cash flow from operations. We had cash capital expenditures of $150.8 million, or 9.1% of net sales. Net cash flow was a negative $22.6 million, which includes the net pay-down of $124.3 million of total debt.

Business Outlook and Factors Relevant to Our Results of Operations

Fiscal year 2024 continued to be challenging as overall global demand environment remains challenging, especially in Europe and North America. In 2024 we were able to maintain our automotive and industrial mix percentage at 42 percent of total product revenue, which is a testament to the progress we have made on our new product and content expansion initiatives.

Diodes enters the new year having strong POS in Asia for 2024, improved levels of channel inventory and a solid balance sheet combined with a committed focus on expanding growth in our target markets, especially the automotive and industrial markets, and capitalizing on new opportunities in AI-related applications. Based on current data available, we expect 2025 to be a stronger year for Diodes than 2024. Additionally, with our past efforts to lower manufacturing costs and further develop our process technology and capabilities, combined with our hybrid manufacturing model, we have the available capacity to support future expected growth. Our focus remains on prioritizing investments in the automotive and industrial markets, emphasizing our development of our analog and power discrete products that support all of the market segments we serve, and continuing to improve the quality and mix of our portfolio. With our revenue contribution from auto and industrial remaining consistently above our target model, we are well positioned for growth and margin expansion as the market recovery broadens across our end markets in 2025 and beyond.

The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Description of Sales and Expenses

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•
The condition of the economy in general and of the semiconductor industry in particular;
•
The continued hostilities between Ukraine and Russia, the conflict in the Middle East, and the resulting and continuing global impact;
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
•
Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors, and strategic alliances;
•
Changes in foreign currency exchange rates;
•
A major disruption of our information technology infrastructure;
•
Unforeseen catastrophic events, such as pandemics, armed conflict, terrorism, fires, typhoons, and earthquakes;
•
Any other disruptions, such as change in the political or governmental policies, labor shortages, unplanned maintenance, or other manufacturing problems; and
•
Other risks, uncertainties, and assumptions identified in item 1A, “Risk Factors,” of this Annual Report and risks, uncertainties, and assumptions reflected in other documents we file with the SEC.

Cost of goods sold

Cost of goods sold includes manufacturing costs for our semiconductors and our wafers. These costs include raw materials used in our manufacturing processes as well as labor costs and overhead expenses. Cost of goods sold is also impacted by yield improvements, capacity utilization, and manufacturing efficiencies. In addition, cost of goods sold includes the cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not efficient.

Selling, general, and administrative

Selling, general, and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, sales and marketing, information technology, engineering, human resources, procurement, planning and finance, and sales commissions, as well as outside legal, investor relations, accounting, consulting and other operating expenses. Also included in selling, general, and administrative expenses are acquisition costs from business combinations.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of goods sold	(66.8)	(60.4)
Gross profit	33.2	39.6
Total operating expense	(29.4)	(24.5)
Income from operations	3.8	15.1
Interest income	1.4	0.8
Interest expense	(0.2)	(0.3)
Foreign currency (loss) gain, net	(0.5)	(0.3)
Unrealized (loss) gain on investments	(0.0)	1.1
Other income	0.2	0.4
Income before income taxes and noncontrolling interest	4.8	16.7
Income tax provision	(0.9)	(2.8)
Net income	3.9	13.9
Net (income) attributable to noncontrolling interest	(0.5)	(0.2)
Net income attributable to common stockholders	3.4	13.7

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

	Twelve Months Ended December 31,
	2024	2023	Increase/(Decrease)	% Change
Net sales	$1,311,120	$1,661,739	$(350,619)	(21.1%)
Cost of goods sold	875,258	1,003,557	(128,299)	(12.8%)
Gross profit	435,862	658,182	(222,320)	(33.8%)
Total operating expense	385,412	407,611	(22,199)	(5.4%)
Interest income	18,303	13,338	4,965	37.2%
Interest expense	(2,334)	(5,700)	(3,366)	(59.1%)
Foreign currency (loss) gain, net	(6,308)	(5,264)	1,044	(19.8%)
Unrealized (loss) gain on investments	(321)	18,267	(18,588)	101.8%
Other income	2,892	6,721	(3,829)	(57.0%)
Income tax provision	11,840	47,285	(35,445)	(75.0%)

Net Sales

Our net sales decreased approximately $350.6 million, or 21.1%, for the twelve months ended December 31, 2024, compared to the prior year, due to widespread decreased demand for our semiconductor products and the continued inventory adjustments by the customers that we serve. For the twelve months ended December 31, 2024, weighted-average sales price of the Company’s products decreased 14.9% and volumes decreased 7.3% when compared to the prior year. The decline in weighted-average sales price was primarily due to weaker end-user demand in the automotive and industrial markets which collectively comprised 42% and 46% of product revenue for the twelve months ended December 31, 2024 and 2023, respectively.

The table below sets forth our revenue as a percentage of product revenue by end-user market:

Twelve Months Ended December 31,
End-Markets	2024	2023	2022
Industrial	23%	27%	27%
Automotive	19%	19%	15%
Computing	25%	23%	24%
Consumer	19%	18%	19%
Communications	14%	13%	15%

Gross profit

For the twelve months ended December 31, 2024, gross profit decreased approximately 33.8% when compared to the prior year, reflective of the lower revenue in 2024. Gross profit margin for the twelve month periods ended December 31, 2024 and 2023, was 33.2% and 39.6%, respectively. The decrease in gross profit margin was primarily due to the overall reduction in end-market demand driving our overall revenue down, continued inventory reductions by our customers, decreased customer demand in the automotive and industrial markets which lowers the mix of our automotive and industrial revenue as a percentage of the total and lower utilization in our factories. This decrease in gross profit margin includes an decrease in cost of goods sold related to a change in accounting estimate of $4.5 million, however cost of goods sold increased approximately $5.6 million related to total inventory reserves. Average unit cost decreased 6.0% for the twelve months ended December 31, 2024, compared to the same period last year, due to the mix of the product being on lower margin/lower cost products, cost decreases from various foundries, as well as cost reductions from our own factories.

Operating expenses

Operating expenses for the twelve months ended December 31, 2024 decreased approximately $22.2 million, or 5.4%, compared to the same period last year. Selling, general, and administrative expenses (“SG&A”) decreased approximately $24.0 million or 9.3%, compared to the same period last year. The decrease in SG&A was due to cost-containment efforts by the Company especially related to control of wages and benefits, which were lower by $24.8 million and lower selling expense of $1.8 million, partially offset by a $2.7 million increase in repairs and maintenance and an increase of $2.2 million in bad debt expense, when compared to the same period last year. SG&A, as a percentage of net sales, was 17.8% and 15.5% for the twelve-month periods ended December 31, 2024 and 2023, respectively. Research and development expenses (“R&D”) was relatively flat compared to the previous year, declining $0.8 million. R&D, as a percentage of net sales, was 10.2% and 8.1% for the twelve-month periods ended December 31, 2024 and 2023, respectively. R&D is a priority of the company and new products and new technologies are a life blood, so these were held as consistent as possible. Amortization of acquisition-related intangibles increased approximately 8.0% reflecting the increase in the balance of intangible assets subject to amortization.

Other (expense)/income

Interest income increased $5.0 million or 37.2% when compared to 2023 due to increased interest rates on our short-term investments and income from cross-currency swaps. The decrease in interest expense is due to lower debt levels. Unrealized gain on investments decreased from 2023 due to mark-to-market adjustments on investments recorded in 2023 and not repeated in 2024.

Income tax provision

We recognized income tax expense of approximately $11.8 million for the twelve months ended December 31, 2024, and income tax expense of approximately $47.3 million for the twelve months ended December 31, 2023, resulting in effective income tax rates of 18.9% and 17.0%, respectively. The increase in the effective tax rate for 2024 compared to 2023 is primarily attributable to a decrease in overall pre-tax book income, the impact of the geographical mix of pre-tax income and the impact of changes to the outside basis difference in foreign subsidiaries where the Company does not assert permanent reinvestment. Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to foreign withholding taxes. The Company has recorded outside basis differences in the limited instances where they do not assert permanent reinvestment. As of December 31, 2024, our foreign subsidiaries held approximately $236.3 million of cash, cash equivalents and investments, of which approximately $76.7 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, funds from operations, and, if necessary, borrowings under our credit facilities.

Liquidity requirements

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund ongoing operations. For 2024 and 2023 our working capital was $848.6 million and $793.9 million, respectively. In 2024, our working capital increased primarily due to increases in accounts receivable and inventories, and a decrease in our short-term debt and accounts payable. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations for at least the next 12 months.

The Company‘s restricted cash primarily consisted of the cash required to be on deposit under contractual agreements with banks to support outstanding loan and import/export guarantees. As of December 31, 2024, restricted cash of $6.1 million was pledged as collateral for issuance of bank loans, bank acceptance notes, letters of credit, and funds held in escrow related to the Fortemedia acquisition.

Short-term investments

As of December 31, 2024, we had short-term investments of approximately $7.5 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $146.0 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2024, was approximately $114.0 million, net of $31.4 million advanced under our foreign credit lines and $0.6 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term Secured Overnight Financing Rate (“SOFR”) or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at December 31, 2024.

Because some of our outstanding debt is subject to variable interest rates, the recent rise in interest rates will potentially increase our overall debt service cost. If interest rates continue to rise globally, our cost of capital may increase in the future.

Capital expenditures and investments

In 2024 and 2023, our total cash capital expenditures were approximately $73.0 million and $150.8 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in both our assembly/test and wafer fabrication facilities. Cash capital expenditures in 2024 were approximately 5.6% of our net sales, inline with the Company’s target model of 5% to 9% of net sales. Going forward, over the long term, the Company expects capital expenditures to continue to be within the 5% to 9% of net sales target model range.

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

Discussion of Cash Flows

Cash and cash equivalents, including restricted cash, decreased approximately $3.8 million to $314.7 million in 2024 from $318.5 million in 2023. The table below sets forth summary information from our statements of cash flows:

	Twelve Months Ended December 31,
	2024	2023
Net cash and cash equivalents from operating activities	$119,435	$280,914
Net cash and cash equivalents from investing activities	(118,040)	(158,322)
Net cash and cash equivalents from financing activities	(19,344)	(144,723)
Effect of exchange rate changes on cash and cash equivalents	14,190	(485)
Change in cash and cash equivalents, including restricted cash	$(3,759)	$(22,616)

Operating Activities

Net cash flows from operating activities for 2024 was approximately $119.4 million, due primarily to $50.8 million of net income, $137.1 million in depreciation expense and amortization of intangible assets expense and $22.8 million from non-cash share-based compensation expense. The increases were partially offset by a net decrease in operating assets and liabilities of $70.6 million, interest income from forward and collars of $10.4 million, gain on disposal of property, plant and equipment of $7.6 million, non-cash gains on investments of $0.3 million, and a decrease in deferred income taxes of $1.0 million.

Investing Activities

Net cash flows from investing activities for 2024 was approximately ($118.0) million. The Company invested approximately $73.0 million in property, plant, and equipment, primarily at its production facilities in Asia. In its continued growth efforts, the

Company invested approximately $56.7 million in acquisitions, net of cash received. These investing cash outflows are partially offset by the receipt of government subsidies of $8.7 million, insurance recoveries from previous damage to property, plant, and equipment of $4.8 million, and net proceeds from the sale of short-term investments of $2.3 million.

Financing Activities

Net cash flows from financing activities for 2024 was approximately ($19.3) million, due primarily to the net reduction in our outstanding indebtedness of $7.6 million, taxes on net share settlements of $9.6 million, and net changes in noncontrolling interests of $2.1 million.

Contractual Obligations

Our estimated future obligations consist of debt, interest on long-term debt, leases, defined benefit obligation and purchase obligations. See Note 8–“Bank Credit Agreements and Other Short-term and Long-term Debt, Note 9–“Leases”, Note 13– “Employee Benefit Plans”, and Note 17–“Commitments and Contingencies” of the notes to consolidated financial statements” included elsewhere in this Annual Report for additional information.

We cannot make reasonable estimates of the amount and period in which our tax liabilities will be paid. See “Accounting for income taxes” below and Note 12 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted principles in the United States of America (“U.S. GAAP”) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, which are based upon historical experiences, market trends, and financial forecasts and projections, and upon various assumptions that management believes to be reasonable under the circumstances at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

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
•
Accounts receivable reserves related to our customer’s ability to pay; and
•
Product returns, distributor price adjustments, and other allowances.

Our reserve estimates are based upon historical data as well as projections of sales, distributor inventories, price adjustments, average selling prices, and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to net sales. Based on the allowance/reserve balance as of December 31, 2024, a 1% change would increase or decrease the estimated allowance/reserve and net revenue by approximately $0.8 million.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the first-in, first-out method. On an ongoing basis, we evaluate our inventory for salability, obsolescence and any other available applicable information. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Business Combinations

Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed. The Company makes estimates and assumptions about conditions of the assets, other costs not captured in the base costs, and consideration for entrepreneurial profit, depreciation, functional obsolescence, and economic obsolescence allocated to the various property, plant, and equipment categories considering the perspective of marketplace participants.

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

Foreign Currency Transaction Risk

We are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December 31, 2024, if the Chinese Yuan, the Taiwanese dollar, the Euro, and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of approximately $3.7 million (partially offset by any foreign currency hedges). Net foreign exchange transaction gains (or losses) are included in other income and expense.

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

As of December 31, 2024, the plan was underfunded and a liability of approximately $7.3 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $40.8 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $0.2 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2024, was 4.7%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $0.5 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would (decrease)increase the year end projected benefit obligation by approximately $2.1 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net-period benefit cost by approximately $1.0 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors – Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia, and Europe as well as other debt instruments with interest rates equal to SOFR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2024, our outstanding principal long-term debt was $20.7 and outstanding short-term debt was $31.4 million. Based on our debt balances at December 31, 2024, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by approximately $0.5 million, net of the amounts realized from our interest rate swaps. See “Risk Factors, – We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results, and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Political Risk

We have a significant portion of our assets in mainland China, Taiwan, and the U.K. The possibility of political conflict between any of these countries or with the U.S. could have a material adverse impact upon our ability to transact business through these important business channels and to generate profits. See “Risk Factors – Risks Related to our International Operations” in Part I, Item 1A of this Annual Report for additional information.

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2024. A significant increase in inflation could affect future performance.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation as of December 31, 2024, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer

and implemented by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of ours are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls, and a conclusion on this evaluation.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information concerning our directors, executive officers, and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2024, for our annual stockholders’ meeting for 2025 (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the sections entitled “General Information – Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information” contained in the Proxy Statement.

Item 13. Certain Relationships, Related Transactions, and Director Independence.

The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the sections entitled “Corporate Governance – Certain Relationships and Related Person Transactions,” “Corporate Governance – Director Independence,” and “Proposal One – Election of Directors” contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information concerning our principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

The Company’s independent registered accounting firm is Moss Adams LLP, Los Angeles, California. PCAOB ID: 659.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s (consolidated) financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue – Ship and Debit Reserve

As described in Note 1, the Company records reserves related to estimated customer incentives, such as “ship and debit”, which arise when the Company, from time to time based on market conditions, issues credits to certain distributors upon their shipments to their end customers. The ship and debit reserve comprehends both claims in process and anticipated claims arising from the eventual sale of distributions inventory that is subject to claim activity. The Company performs a look-back analysis of revenues and credits issued to distributors. Using their look-back analysis, the Company adjusts their assumptions and estimated reserves each quarter. The resulting ship and debit reserve is recorded within the $209.6 million reduction to 2024 net sales with a corresponding reduction to accounts receivable.

Estimating the ship and debit reserve involves the application of models which require management to make certain assumptions including historical customer ship and debit credit rates and credit lag times on such revenues. These assumptions could be affected by current and future economic and market conditions. We identified the ship and debit reserve as a critical audit matter because auditing management’ estimate of the ship and debit reserve was complex and judgmental due to significant estimation required by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s ship and debit reserve, including testing controls over management’s review of the reserve calculation and the underlying assumptions used to develop the estimate. Our audit procedures related to the identification and testing of significant assumptions used in the estimate included the following, among others:

•
Testing management’s process to develop the estimate for the ship and debit reserve, including:
o
Evaluating the reasonableness of management’s assumptions by comparing the significant assumptions (ship and debit claims percentages history and the relevant cycle time period between when sales are made by distributors to their end customers and when ship and debit credit memos are issued by the Company to distributors) used to historical trends, including testing the completeness and accuracy of the underlying data.
o
Vouching revenues and ship and debit credits to supporting documentation.
o
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

Inventory – Finished Goods Write-Downs

As described in Note 1, the Company records inventories at the lower of cost or net realizable value, which includes write-down adjustments for obsolete or slow-moving items. At December 31, 2024, finished goods inventory was $203.7 million. Write-downs to finished goods inventory are determined by the Company after analyzing inventory quantities on-hand, historical sales, and the shelf-life of aged items. Annually, the Company performs a look-back analysis of historical inventory disposals compared to previous write-downs to determine if a change in management’s estimates or assumptions is needed.

Estimating the write-down for finished goods inventory requires management to make certain assumptions including the shelf-life of finished goods and the write-down percentages applied to aged inventories. We identified the write-down of finished goods inventory for shelf-life as a critical audit matter because auditing management’s estimate of the write-down was complex and judgmental due to the significant judgment required by management in estimating product shelf-lives.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls over the measurement of the finished goods write-down for shelf-life, including testing controls over management’s review of the calculation and underlying assumptions used to develop the estimate. Our audit procedures related to the identification and testing of the significant assumptions used in the estimate included the following, among others:

•
Testing management’s process to develop the estimate for finished goods write-down for shelf-life, including:
o
Evaluating the reasonableness of the significant assumptions used, including but not limited to
▪
Performing inquiries with non-financial personnel, and evaluating related supporting documentation and external industry data regarding shelf-life assumptions.
▪
Evaluating the results, including validating the mathematical accuracy, of management’s historical look-back analysis of inventory disposals to historical write-downs.
o
Testing the completeness and accuracy of the underlying data, including the age of finished goods.
o
Testing the mathematical accuracy of management’s calculations.
•
Developing an independent expectation of the total finished goods write-down based on historical finished goods sales activity.

/s/ Moss Adams LLP

Irvine, California

February 14, 2025

We have served as the Company’s auditor since 1993.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$308,671	$315,457
Restricted cash	6,053	3,026
Short-term investments	7,464	10,174
Accounts receivable, net of allowances of $7,799 and $5,641 at December 31, 2024 and December 31, 2023, respectively	325,517	371,930
Inventories	474,948	389,774
Prepaid expenses and other	101,500	97,024
Total current assets	1,224,153	1,187,385
Property, plant, and equipment, net	684,259	746,169
Deferred income tax	51,974	51,620
Goodwill	181,555	146,558
Intangible assets, net	67,397	63,937
Other long-term assets	176,943	171,990
Total assets	$2,386,281	$2,367,659

Liabilities
Current liabilities:
Lines of credit	$31,429	$40,685
Accounts payable	133,765	158,261
Accrued liabilities and other	186,576	179,674
Income tax payable	22,730	10,459
Current portion of long-term debt	1,096	4,419
Total current liabilities	375,596	393,498
Long-term debt, net of current portion	19,563	16,979
Deferred tax liabilities	6,953	13,662
Unrecognized tax liabilities	24,646	34,035
Other long-term liabilities	90,576	99,808
Total liabilities	517,334	557,982

Commitments and contingencies (See Note 17)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 46,332,891 shares and 45,938,382 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	37,083	36,819
Additional paid-in capital	523,744	509,861
Retained earnings	1,719,298	1,675,274
Treasury stock, at cost, 9,288,420 shares and 9,286,862 shares at December 31, 2024 and December 31, 2023, respectively	(338,100)	(337,986)
Accumulated other comprehensive loss	(146,724)	(143,227)
Total stockholders' equity	1,795,301	1,740,741
Noncontrolling interest	73,646	68,936
Total equity	1,868,947	1,809,677
Total liabilities and stockholders' equity	$2,386,281	$2,367,659

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2024	2023	2022
Net sales	$1,311,120	$1,661,739	$2,000,580
Cost of goods sold	875,258	1,003,557	1,173,343
Gross profit	435,862	658,182	827,237

Operating expenses
Selling, general, and administrative	233,913	257,939	280,877
Research and development	134,051	134,868	126,316
Amortization of acquisition related intangible assets	16,499	15,282	15,610
Gain on disposal of fixed assets	(7,641)	(2,045)	(3,651)
Restructuring charge	8,591	1,583	-
Other operating income	(1)	(16)	(108)
Total operating expense	385,412	407,611	419,044
Income from operations	50,450	250,571	408,193
Other (expense) income
Interest income	18,303	13,338	3,672
Interest expense	(2,334)	(5,700)	(8,320)
Foreign currency (loss) gain, net	(6,308)	(5,264)	2,122
Unrealized (loss) gain on investments	(321)	18,267	(16,514)
Other income	2,892	6,721	6,787
Total other income (expense)	12,232	27,362	(12,253)
Income before income taxes and noncontrolling interest	62,682	277,933	395,940
Income tax provision	11,840	47,285	56,685
Net income	50,842	230,648	339,255
Less: net income attributable to noncontrolling interest	(6,818)	(3,466)	(7,972)
Net income attributable to common stockholders	$44,024	$227,182	$331,283

Earnings per share attributable to common stockholders:
Basic	$0.95	$4.96	$7.31
Diluted	$0.95	$4.91	$7.20
Number of shares used in earnings per share computation:
Basic	46,208	45,803	45,330
Diluted	46,408	46,311	46,036
The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Twelve Months Ended December 31,
	2024	2023	2022
Net income	$50,842	$230,648	$339,255
Unrealized gain (loss) on defined benefit plan, net of tax	5,988	(1,466)	(697)
Unrealized gain (loss) on swaps and collars, net of tax	2,388	(13,619)	4,279
Unrealized foreign currency (loss) gain, net of tax	(11,873)	91	(81,298)
Comprehensive income	47,345	215,654	261,539
Less: Comprehensive income attributable to noncontrolling interest	(6,818)	(3,466)	(7,972)
Total comprehensive income attributable to common stockholders	$40,527	$212,188	$253,567

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2021	54,290	36,195	(9,273)	(336,894)	471,649	1,116,809	(50,517)	1,237,242	65,482	1,302,724
Total comprehensive income	-	-	-	-	-	331,283	(77,716)	253,567	7,972	261,539
Net changes in noncontrolling interests	-	-	-	-	(1,014)	-		(1,014)	(4,180)	(5,194)
Common stock issued for share-based plans	461	308	-	-	(168)	-	-	140	-	140
Share-based compensation	-	-	-	-	36,010	-	-	36,010	-	36,010
Deferred compensation plan	-	-	(9)	(596)	596	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(12,300)	-	-	(12,300)	-	(12,300)
Balance, December 31, 2022	54,751	36,503	(9,282)	(337,490)	494,773	1,448,092	(128,233)	1,513,645	69,274	1,582,919
Total comprehensive income	-	-	-	-	-	227,182	(14,994)	212,188	3,466	215,654
Net changes in noncontrolling interests	-	-	-	-	-	-	-	-	(3,804)	(3,804)
Common stock issued for share-based plans	474	316	-	-	(316)	-	-	-	-	-
Share-based compensation	-	-	-	-	30,545	-	-	30,545	-	30,545
Deferred compensation plan	-	-	(5)	(496)	496	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(15,637)	-	-	(15,637)	-	(15,637)
Balance, December 31, 2023	55,225	36,819	(9,287)	(337,986)	509,861	1,675,274	(143,227)	1,740,741	68,936	1,809,677
Total comprehensive income	-	-	-	-	-	44,024	(3,497)	40,527	6,818	47,345
Net changes in noncontrolling interests	-	-	-	-	853	-	-	853	(2,108)	(1,255)
Common stock issued for share-based plans	396	264	-	-	(264)	-	-	-	-	-
Share-based compensation	-	-	-	-	22,741	-	-	22,741	-	22,741
Deferred compensation plan	-	-	(1)	(114)	114	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(9,561)	-	-	(9,561)	-	(9,561)
Balance, December 31, 2024	55,621	$37,083	(9,288)	$(338,100)	$523,744	$1,719,298	$(146,724)	$1,795,301	$73,646	$1,868,947

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$50,842	$230,648	$339,255
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	120,637	122,048	112,149
Amortization of intangible assets	16,499	15,282	15,610
Amortization of debt-issuance costs	302	1,117	950
Share-based compensation expense	22,767	30,911	36,287
Deferred income taxes	(1,001)	(13,349)	(39,225)
Investment (gain) loss	267	(19,398)	16,225
(Gain) on disposal of property, plant, and equipment	(7,641)	(2,045)	(3,626)
Interest income form forwards and collars	(10,409)	(4,304)	-
Other	(2,341)	(2,409)	(4,016)
Changes in operating assets:
Change in accounts receivable	47,276	(2,611)	(20,163)
Change in inventory	(87,497)	(28,947)	(29,675)
Change in other operating assets	3,478	(17,971)	1,847
Changes in operating liabilities:
Change in accounts payable	(23,436)	(2,165)	(50,076)
Change in accrued liabilities	(3,144)	(17,749)	31,760
Change in income tax payable	12,408	(9,307)	(8,333)
Change in unrealized tax benefit liability	(15,312)	2,942	1,922
Change in other operating liabilities	(4,260)	(1,779)	(8,390)
Net cash and cash equivalents from operating activities	119,435	280,914	392,501

Cash flows from investing activities
Acquisitions, net of cash received	(56,661)	(3)	(83,979)
Proceeds from disposal of wafer fabrication facility	-	6,292	19,270
Receipt of cash for termination of cross currency swap	-	374	9,429
Receipt of government grants	8,659	471	272
Receipt of insurance recovery	4,725	1,413	6,067
Purchases of property, plant, and equipment	(73,024)	(150,769)	(211,728)
Proceeds from sale of property, plant, and equipment	816	2,769	418
Proceeds from short-term investments	16,360	6,157	8,002
Purchases of short-term investments	(14,026)	(9,323)	(9,361)
Purchases of equity securities	-	(17,901)	(4,051)
Other	(4,889)	2,198	398
Net cash and cash equivalents from investing activities	(118,040)	(158,322)	(265,263)

Cash flows from financing activities
Advances on lines of credit and short-term debt	90,766	29,036	114,291
Repayments of lines of credit and short-term debt	(98,354)	(24,509)	(93,498)
Proceeds from long-term debt	6,439	25,204	372,751
Repayments of long-term debt	(6,458)	(154,019)	(505,746)
Debt issuance costs	(188)	(948)	(134)
Repayment of and proceeds from finance lease obligation	(64)	(115)	(69)
Taxes paid related to net share settlement	(9,561)	(15,637)	(12,300)
Net changes in noncontrolling interests	(2,079)	(3,647)	(1,160)
Other	155	(88)	152
Net cash and cash equivalents from financing activities	(19,344)	(144,723)	(125,713)

Effect of exchange rate changes on cash and cash equivalents	14,190	(485)	(27,244)
Change in cash and cash equivalents, including restricted cash	(3,759)	(22,616)	(25,719)
Cash and cash equivalents, beginning of period, including restricted cash	318,483	341,099	366,818
Cash and cash equivalents, end of period, including restricted cash	$314,724	$318,483	$341,099
Supplemental Cash Flow Information
Interest paid during the period	$2,035	$4,607	$7,355
Taxes paid during the period	$21,534	$97,668	$88,687
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$13,065	$14,602	$30,486
Dividend payable balance to noncontrolling interests	$-	$100	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Note 1 – Summary of Operations and Significant Accounting Policies

Nature of operations

GENERAL

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we,” or “our” (Nasdaq: DIOD)), a Standard and Poor’s Smallcap 600 and Russell 3000 Index company, is a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the industrial, automotive, computing, consumer, and communications markets.

The Company’s diverse product portfolio covers diodes; rectifiers; transistors; MOSFETs; SiC diodes and MOSFETs; protection devices; logic; voltage translators; amplifiers and comparators; sensors; and power management devices such as AC-DC converters, DC-DC switching, photocoupler, linear voltage regulators, voltage references, LED drivers, power switches, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

The Company operates form the following locations, with additional support offices throughout the world:

•
Corporate Headquarters
Plano, Texas, United States
•
Design, Engineering, and Marketing
Shanghai, Yangzhou, Shenzhen, and Hong Kong, China
Oldham, England
New Taipei City, Hsinchu, and Tainan, Taiwan
Milpitas, California, and Plano, Texas, United States
•
Wafer Fabrication
Shanghai and Wuxi, China
Oldham, England
Greenock, Scotland
Hsinchu, Taiwan
South Portland, Maine, United States
•
Assembly and Test
Shanghai, Chengdu, and Wuxi, China
Neuhaus am Rennweg, Germany
Chongli, Taiwan
•
Sales, Warehouse, and Logistics
Hong Kong, Shanghai, Beijing, Shenzhen, Wuhan, Guangzhou, Qingdao, and Xiamen, China
Oldham, England
Frankfurt and Munich, Germany
Milan, Italy
Tokyo, Japan
Singapore
Seongnam-si, South Korea
New Taipei City, Taiwan
Milpitas, California and Plano, Texas, United States

The Company’s manufacturing facilities have achieved certifications in the internationally recognized standards of ISO 9001:2015, ISO 14001:2015, and, for automotive products, IATF 16949:2016 and the Company is also C-TPAT certified. We believe these quality awards reflect the superior quality-control techniques established at the Company and further enhance our credibility as a vendor-of-choice to original equipment manufacturers (“OEMs”) increasingly concerned with quality and consistency.

Our market focus is on high-growth, end-user applications in the following areas:

•
Industrial: embedded systems, precision controls, medical, clean energy, machine to machine, robotics, motor control, and AIoT;
•
Automotive: connected driving, comfort/style/safety, and electrification/powertrain;

•
Computing: cloud computing: server, AI server, storage, data centers, and edge AI;
•
Communications: smart phones, 5G networks, and enterprise networking; and
•
Consumer: IoT: wearables, home automation, home appliances, smart infrastructure, and charging solutions.

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

Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $346.8 million, $262.8 million, and $190.7 million in 2024, 2023 and 2022, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $7.8 million at December 31, 2024 and $5.6 million at December 31, 2023.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or net realizable value at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, purchases by item, shelf life, and raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce inventory to a new cost basis. If future demand or market conditions are different from our current estimates, an inventory adjustment to write down inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

Property, plant, and equipment – Purchased property, plant, and equipment is recorded at historical cost, and property, plant, and equipment acquired in a business combination is recorded at fair value on the date of acquisition. Property, plant and equipment is depreciated using straight-line methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. The estimated lives of leasehold improvements range from 3 to 5 years, and are amortized over the shorter of the remaining lease term or their estimated useful lives.

Leases – The Company determines if an arrangement is a lease at its inception. Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use (“ROU”) assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in Accrued liabilities and other current or Other long-term liabilities in the Consolidated Balance Sheet.

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

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Diodes has one operating segment. No goodwill impairment occurred in 2024, 2023, or 2022. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2024, we expect the remaining carrying value of assets to be recoverable.

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

Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed. The Company makes estimates and assumptions about conditions of the assets, other costs not captured in the base costs, and consideration for entrepreneurial profit, depreciation, functional obsolescence, and economic obsolescence allocated to the various property, plant, and equipment categories considering the perspective of marketplace participants.

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

Equity investments – We regularly invest in equity securities of public and private companies to promote business and strategic objectives. Equity investments are measured and recorded as follows:

Marketable equity securities are equity securities with readily determinable fair value (“RDFV”) that are measured and recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the income statement.

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

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $18.0 million, $20.8 million, and $28.0 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

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

Valuation of financial instruments – The carrying value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, credit line, and long-term debt approximate fair value due to their current market conditions, maturity dates, and other factors.

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

Noncontrolling interest – Noncontrolling interest primarily relates to the minority investors’ share of the earnings of certain China and Taiwan subsidiaries. Noncontrolling interests are a separate component of equity and not a liability. Increases or decreases in noncontrolling interest, due to changes in our ownership interest of the subsidiaries that leave control intact, are recorded as equity transactions. The noncontrolling interest in our subsidiaries and their equity balances are reported separately in the consolidated financial statements, and activities of these subsidiaries are included therein.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $146.7 million, $143.2 million, and $128.2 million at December 31, 2024, 2023, and 2022, respectively.

As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2024	2023	2022
Unrealized foreign currency losses	$(75,044)	$(63,171)	$(89,059)
Unrealized (loss) gain on cross currency and interest rate swaps, net of tax	$(34,906)	$(37,294)	$2,122
Unrealized loss on defined benefit plan	$(36,774)	$(42,762)	$(41,296)

Change in Accounting Estimate – On an on-going basis, the Company evaluates inventory for a number of risk factors in the determination of net realizable value via the salability and obsolescence (“S&O”) reserve. Those risk factors include inventory aging, salability, excess inventory, shelf life, customer risk, and other risks. These factors are quantified separately via analysis of sales levels, sales projections, purchases by item, as well as raw material usage related to the Company’s manufacturing facilities, etc. and are aggregated into a single S&O reserve that is applied to the overall inventory balance to recognize that inventory at the lower of its cost or net realizable value.

In the fourth quarter of 2024, the Company completed a product obsolescence study related to its inventory. Based on the results of this study the Company increased the shelf life of certain of its products, resulting in a change in accounting estimate. This change was effective December 31, 2024 and resulted in a decrease of approximately $4.5 million in cost of goods sold and an increase in net income of approximately $3.8 million, or $0.08 per basic and diluted share, reflected in the Company’s Consolidated Statements of Income for the twelve months ended December, 31, 2024.

In the fourth quarter of 2024, after completing its total inventory reserve analysis, including all inventory risk factors, including but not limited to the product shelf life, the Company’s total inventory reserve increased approximately $5.6 million and is reflected in cost of goods sold in the Company’s Consolidated Statements of Income for the twelve months ended December 31, 2024.

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

	Twelve Months Ended December 31,
	2024	2023	2022
Earnings (numerator)
Net income attributable to common stockholders	$44,024	$227,182	$331,283

Shares (denominator)
Weighted average common shares outstanding (basic)	46,208	45,803	45,330
Dilutive effect of stock options and stock awards outstanding	200	508	706
Adjusted weighted average common shares outstanding (diluted)	46,408	46,311	46,036

Earnings per share attributable to common stockholders
Basic	$0.95	$4.96	$7.31
Diluted	$0.95	$4.91	$7.20

Stock options and stock awards excluded from EPS calculation because their inclusion would be anti-dilutive	233	138	82

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

As of December 31, 2024, we had short-term and long-term investments. Long-term investments are included with Other long-term assets on the consolidated balance sheet. Trading securities held at December 31, 2024, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Long-term investments consist of certain equity securities acquired as part of the LSC acquisition. Deferred compensation investments consist primarily of life insurance policies, but may also include investments in the Company’s stock, mutual funds and cash. See Note 13 for additional information related to our deferred compensation program and Note 18 for additional information related to our interest rate swaps and foreign currency hedges. The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2024, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$7,464	$7,464	$-	$-	$-
Long-term investments	23,933	23,933	-	-	(42)
Collard forward liability	8,071	-	8,071	-	-
Deferred compensation investments	17,173	4,397	12,776	-	2,587

Financial assets and liabilities carried at fair value as of December 31, 2023 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$10,174	$10,174	$-	$-	$-
Long-term investments	25,521	25,521	-	-	3,007
Collard forward liability	6,936	-	6,936	-	-
Cross currency swaps	10,202	-	10,202	-	-
Deferred compensation investments	14,638	169	14,469	-	2,587

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2024 and 2023.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value. See Note 13 below for additional information related to these pension plan investments.

Note 4 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2024	2023
Finished goods	$203,665	$129,802
Work-in-progress	80,232	72,876
Raw materials	191,051	187,096
	$474,948	$389,774

Note 5 – Property, Plant, and Equipment

Property, plant and equipment at December 31 were:

	2024	2023
Buildings and leasehold improvements	$352,670	$340,488
Machinery and equipment	1,276,038	1,201,400
	1,628,708	1,541,888
Less: Accumulated depreciation and amortization	(1,108,320)	(1,004,270)
	520,388	537,618
Construction in-progress	91,736	134,333
Land	72,135	74,218
	$684,259	$746,169

Depreciation and amortization of property, plant and equipment was $120.6 million, $122.0 million, and $112.1 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

Note 6 – Intangible Assets

Intangible assets at December 31 were as follows:

December 31, 2024
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,040	$(15,954)	$404	$490
Developed product technology	2-10 years	182,499	(134,123)	(7,146)	41,230
Customer relationships	7-12 years	69,718	(51,563)	(1,699)	16,456
Software license and other	3-4 years	2,743	(2,677)	(66)	-
Total amortized intangible assets		271,000	(204,317)	(8,507)	58,176
Intangible assets with indefinite lives
Trademarks and trade names	Indefinite	10,303	-	(1,082)	9,221
Total Intangible assets with indefinite lives		10,303	-	(1,082)	9,221
Total intangible assets		$281,303	$(204,317)	$(9,589)	$67,397

December 31, 2023
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,040	$(15,699)	$(245)	$96
Developed product technology	2-10 years	169,499	(122,788)	(6,192)	40,519
Customer relationships	7-12 years	62,465	(46,656)	(1,671)	14,138
Software license and other	3-4 years	2,743	(2,677)	(62)	4
Total amortized intangible assets		250,747	(187,820)	(8,170)	54,757
Intangible assets with indefinite lives
Trademarks and trade names	Indefinite	10,303	-	(1,123)	9,180
Total Intangible assets with indefinite lives		10,303	-	(1,123)	9,180
Total intangible assets		$261,050	$(187,820)	$(9,293)	$63,937

Amortization expense related to intangible assets subject to amortization was $16.5 million, $15.3 million, and $15.6 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively. In process research and development is transferred to amortized intangible assets at the time the product becomes viable.

The weighted amortization period for intangible assets subject to amortization is 9.4 years. The schedule below sets future amortization expense of our currently owned intangible assets:

2025	$22,190
2026	15,635
2027	14,650
2028	3,676
2029	652
2030 and thereafter	1,373
Total	$58,176

Note 7 – Goodwill

Changes in goodwill for the twelve months ended December 31, were as follows:

Balance at December 31, 2022	$144,757
Foreign currency translation adjustment	1,801
Balance at December 31, 2023	146,558
Acquisitions	37,482
Foreign currency translation adjustment	(2,485)
Balance at December 31, 2024	$181,555

Note 8 – Bank Credit Agreements and Other Short-term and Long-term Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $146.0 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2024, was approximately $114.0 million, net of $31.4 million advanced under our foreign credit lines and $0.6 million credit used for import and export guarantee.

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

Borrowings outstanding as of December 31, 2024 and December 31, 2023, are set forth in the table below:

	December 31,
Description	2024	2023	Interest Rate	Current Amount Maturity
Short-term debt	$31,429	$40,685	Various indices plus margin	Various during 2025

Long-term debt
Notes payable to Bank of Taiwan	1,593	1,880	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	3,052	1,626	2-yr deposit rate floating plus 0.082%	September 2026
Notes payable to CTBC Bank	3,052	3,252	TAIBOR 3M plus 0.5%	March 2026
Notes payable to CTBC Bank	11,606	13,098	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	148	217	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	1,064	1,325	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	144	-	Variable	September 2026
Total long-term debt	20,659	21,398
Less: Current portion of long-term debt	(1,096)	(4,419)
Total long-term debt, net of current portion	$19,563	$16,979

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2024:

2025	$1,096
2026	7,309
2027	1,130
2028	9,936
2029	385
2030 and thereafter	803
Total long-term debt	$20,659

Note 9 – Leases

The Company leases certain assets used in its business, including land, buildings, and equipment. These leased assets are used for operational and administrative purposes.

The table below sets forth the components of lease expense for the twelve months ended December 31:

	2024	2023	2022
Operating lease expense	$14,407	$13,066	$13,275
Finance lease expense:
Amortization of assets	29	32	17
Interest on lease liabilities	4	3	1
Short-term lease expense	2,260	1,899	975
Variable lease expense	4,893	4,350	3,561
Total lease expense	$21,593	$19,350	$17,829

The table below sets forth supplemental balance sheet information related to leases as of December 31:

	2024	2023
Operating leases:
Operating lease ROU assets	$53,749	$50,833

Current operating lease liabilities	10,863	8,840
Noncurrent operating lease liabilities	28,648	27,289
Total operating lease liabilities	$39,511	$36,129

Finance leases:
Finance lease ROU assets	$2,708	$2,717
Accumulated amortization	(2,606)	(2,573)
Finance lease ROU assets, net	$102	$144

Current finance lease liabilities	$40	$52
Non-current finance lease liabilities	63	94
Total finance lease liabilities	$103	$146

Weighted average remaining lease term (in years):
Operating leases	6.6	7.8
Finance leases	3.3	3.6

Weighted average discount rate:
Operating leases	4.0%	4.1%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases for the twelve months ended December 31:

	2024	2023	2022
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$21,220	$18,609	$17,788
Operating cash outflows from finance leases	4	3	1
Financing cash outflow from finance leases	64	115	69

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	12,864	14,251	8,384

The table below sets forth information about lease liability maturities:

	December 31,
	Operating Leases	Finance Leases
2025	$13,831	$43
2026	10,124	23
2027	6,819	21
2028	4,351	20
2029	1,428	1
2030	1,407	-
2031 and thereafter	8,428	-
Total lease payments	46,388	108
Less: imputed interest	(6,877)	(5)
Total lease obligations	39,511	103
Less: current obligations	(10,863)	(40)
Long-term lease obligations	$28,648	$63

Note 10 – Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities and other current liabilities at December 31 were:

	2024	2023
Accrued expenses	$70,983	$60,102
Compensation and payroll taxes	44,887	64,000
Equipment purchases	13,065	14,602
Operating lease	10,863	8,840
Finance lease	40	52
Accrued pricing adjustments	36,826	26,423
Accrued professional services	4,596	2,300
Tax payable - non-income tax related	3,158	3,218
Other	2,158	137
	$186,576	$179,674

Other long-term liabilities at December 31 were:

	2024	2023
Accrued defined benefit plan	$9,635	$14,656
Operating lease	28,648	27,289
Finance lease	63	94
Deferred grants and subsidy	8,986	9,103
Deferred compensation	18,136	18,392
Tax contingencies	9,218	8,787
Other	15,890	21,487
	$90,576	$99,808

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

Note 12 – Income Taxes

The table below sets forth our income before taxes for the twelve months ended December 31:

(Loss) income before income taxes	2024	2023	2022
U.S.	$(46,195)	$172,781	$221,288
Foreign	108,877	105,152	174,652
Total	$62,682	$277,933	$395,940

The table below sets forth the components of our income tax provision (benefit) for the twelve months ended December 31:

	2024	2023	2022
Current tax provision
Federal	$1,684	$27,028	$46,368
Foreign	41,052	34,408	37,598
State	123	54	56
	42,859	61,490	84,022
Deferred tax provision (benefit)
Federal	(7,862)	(8,273)	(6,486)
Foreign	(13,867)	(10,463)	(25,537)
State	-	(5)	(8)
	(21,729)	(18,741)	(32,031)

Liability for unrecognized tax benefits	(9,290)	4,536	4,694
Total income tax provision	$11,840	$47,285	$56,685

Effective Tax Rate Reconciliation

The table below sets forth a reconciliation between the effective tax rate and the statutory tax rates for the twelve months ended December 31:

	2024		2023		2022
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings*	Amount	earnings*	Amount	earnings*
Federal tax	$13,163	21.0	$58,366	21.0	$83,147	21.0
State income taxes, net of federal tax provision	48	-	49	-	33	-
Foreign income taxed at different tax rates	5,654	9.0	834	0.3	(6,527)	(1.6)
U.S. tax impact of foreign operations	4,917	7.8	(14,778)	(5.3)	(7,369)	(1.9)
Foreign withholding taxes	(1,642)	(2.6)	5,751	2.1	(12,441)	(3.1)
Research and development	(4,195)	(6.7)	(5,497)	(2.0)	(5,865)	(1.5)
Liability for unrecognized tax benefits	(9,290)	(14.8)	4,536	1.6	4,694	1.2
Valuation allowance	(2,970)	(4.7)	2,109	0.8	(1,986)	(0.5)
Employee stock-based compensation	1,284	2.1	627	0.2	1,784	0.4
Statutory tax rate change	1,616	2.6	341	0.1	3	-
Other	3,255	5.2	(5,053)	(1.8)	1,212	0.3
Income tax provision	$11,840	18.9	$47,285	17.0	$56,685	14.3

* The sum of the amounts in the table may not equal to the effective tax rate due to rounding.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2024	2023	2022
Balance at January 1,	$48,838	$48,072	$43,378
Additions based on tax positions related to the current year	4,955	11,370	10,022
Additions for prior year tax positions	6,900	110	75
Reductions for prior year tax positions	(16,302)	(10,714)	(5,403)
Balance at December 31,	$44,391	$48,838	$48,072

If the $44.4 million of unrecognized tax benefits as of December 31, 2024, is recognized, approximately $42.3 million would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2021. We are no longer subject to China income tax examinations by tax authorities for tax years before 2013. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2018. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2024, 2023, and 2022.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31:

	2024	2023
Deferred tax assets
Inventory cost	$30,128	$32,682
Accrued expenses and accounts receivable	6,511	6,120
Research and development tax credits	11,769	9,613
Net operating loss carryforwards	47,386	43,616
Lease obligations	3,371	3,042
Accrued pension	1,882	3,164
Share based compensation and others	11,295	21,754
	112,342	119,991
Valuation allowances	(22,101)	(25,836)
Total deferred tax assets, non-current	90,241	94,155
Deferred tax liabilities
Plant, equipment and intangible assets	(4,773)	(8,003)
Right of use assets	(6,625)	(6,358)
Outside basis differences and others	(14,077)	(28,989)
Total deferred tax liabilities, non-current	(25,475)	(43,350)
Net deferred tax assets	$64,766	$50,805

ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The $45.0 million net deferred tax asset presented in the balance sheet as of December 31, 2024, is net of $19.8 million of unrecognized tax benefits. The $64.8 million and $50.8 million net deferred tax asset presented above for December 31, 2024 and 2023, respectively, is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2024, we had $1.4 million federal research credit carryforward and approximately $10.9 million of state tax credit and research credit carryforwards which are available to offset future income tax liabilities. The state tax credit carryforwards began expiring in 2023. Consistent with prior years, we determined that it is more likely than not that our state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $11.3 million and $8.6 million as of December 31, 2024 and 2023, respectively

At December 31, 2024, we had state net operating loss (“NOL”) carryforwards of approximately $1.2 million, and foreign NOL carryforwards of $254.8 million which are available to offset future taxable income. The state NOL carryforward began to expire in 2023. We determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards began expiring in 2024. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized. The valuation allowances recorded against the related deferred tax assets totaled $10.5 million and $16.7 million as of December 31, 2024 and 2023, respectively.

Several jurisdictions in which we operate have either enacted, or announced plans to enact, legislation consistent with the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”) which introduced a global minimum effective tax rate of 15% applied on a jurisdiction-by-jurisdiction basis. We have analyzed enacted legislation, and it did not have a material impact on our consolidated financial statements for 2024; however, we continue to monitor future tax legislative changes in the jurisdictions in which we operate in order to evaluate the impacts to the consolidated financial statements.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. As of December 31, 2024, we had undistributed earnings from non-U.S. operations of approximately $1.3 billion (including approximately $93.6 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $437.6 million of this total. Additional Chinese withholding taxes of approximately $50.1 million would be required should the $437.6 million of such earnings be distributed out of China as dividends.

The impact of tax holidays decreased our tax expense by approximately $1.1 million, $0.7 million, and $0.2 million for the twelve months ended December 31, 2024, 2023, and 2022, respectively. The benefit of the tax holidays on basic and diluted earnings per share was $0.02, $0.02, and $0.00 for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

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

The table below sets forth net periodic benefit costs of the plan for the twelve months ended December 31:

	Defined Benefit Plan
	2024	2023
Components of net periodic benefit cost:
Service cost	$383	$373
Interest cost	4,664	4,687
Recognized actuarial gain	3,708	3,082
Expected return on plan assets	(5,920)	(5,686)
Prior service cost	66	65
Net periodic benefit cost	$2,901	$2,521

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2024	2023
Change in benefit obligation:
Beginning balance	$108,108	$98,797
Service cost	383	373
Interest cost	4,664	4,687
Actuarial (gain) loss	(10,605)	3,441
Benefits paid	(5,284)	(4,918)
Currency changes	(1,694)	5,728
Benefit obligation at December 31	$95,572	$108,108

Change in plan assets:
Beginning balance - fair value	$98,016	$91,307
Employer contribution	2,939	2,863
Actual return on plan assets	(5,813)	3,515
Benefits paid	(5,284)	(4,918)
Currency changes	(1,569)	5,249
Fair value of plan assets at December 31	$88,289	$98,016
Underfunded status at December 31	$(7,283)	$(10,092)

Based on an actuarial study performed as of December 31, 2024, the plan was underfunded by approximately $7.3 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $40.8 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2024, the plan’s accumulated other comprehensive income increased by approximately $2.6 million. The variance between the actual and expected return on plan assets during the period increased the accumulated other comprehensive income by $11.5 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets. Therefore, the excess amount will be amortized over the average term to retirement of plan participants, not yet in receipt of pension, which as of December 31, 2024, was approximately 7.0 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2024	2023
Discount rate	4.4%	4.7%
Expected long-term return on plan assets	6.2%	6.1%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2024	2023
Discount rate	5.4%	4.4%

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

The table below sets forth the plan asset allocations of the assets in the plan and expected long-term return by asset category:

Asset category	Expected long-term return	Asset allocation
Growth assets	7.4%	51%
Hedging assets	5.0%	32%
Cash	4.8%	18%

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

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2024:

2025	$5,295
2026	5,418
2027	5,558
2028	5,708
2029	5,694
2030-2034	30,257

The trustees are required to review the funding position every three years. An actuarial valuation was performed as of March 31, 2022, resulting in a deficit of approximately GBP 20 million (approximately $24 million based on a GBP: USD exchange rate of 1:1.2). As a result of this valuation we have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.4 million based on a GBP: USD exchange rate of 1:1.2) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the first payment made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $1.8 million based on a GBP: USD rate of 1:1.2) will be made by December 31, 2029. These contributions, together with the assumed asset outperformance, are expected to eliminate the deficit by December 31, 2029.

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

The following table summarizes the major categories of the plan assets:

	December 31, 2024
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,736	$-	$-	$5,736
Equity securities:
U.K.	-	527	-	527
Overseas equities	-	13,227	-	13,227
Emerging markets	-	2,070	-	2,070
Fixed income securities:
Government bonds	-	78	-	78
Non-government bonds	-	15,569	-	15,569
Other types of investments
Hedge funds	-	15,983	-	15,983
Liability-driven investments	-	31,492	-	31,492
Commodities	-	795	-	795
Other	-	2,812	-	2,812
Total	$5,736	$82,553	$-	$88,289

	December 31, 2023
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,961	$-	$-	$8,961
Equity securities:
U.K.	-	534	-	534
Overseas equities	-	12,424	-	12,424
Emerging markets	-	3,296	-	3,296
Fixed income securities:
Government bonds	-	87	-	87
Non-government bonds	-	12,860	-	12,860
Other types of investments
Hedge funds	-	18,898	-	18,898
Liability-driven investments	-	34,681	-	34,681
Commodities	-	676	-	676
Other	-	5,599	-	5,599
Total	$8,961	$89,055	$-	$98,016

Fair value is taken to mean the bid value of securities, as supplied by the fund managers. All the plan’s securities are highly liquid. The plan does not hold any Level 3 securities. See Note 3 for additional information regarding fair value and Levels 1, 2, and 3.

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

We also have pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are immaterial and therefore, not included in the amounts or assumptions above. As of December 31, 2024 and 2023, the Company has recorded a net liability of $1.1 million and $3.2 million, respectively, related to these defined benefit plans in Asia.

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

For the twelve months ended December 31, 2024, 2023, and 2022, total amounts expensed under these plans were approximately $22.2 million, $22.3 million, and $21.5 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At December 31, 2024 and December 31, 2023, these investments totaled approximately $17.2 million and $14.6 million, respectively.

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

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31:

	2024	2023	2022
Cost of goods sold	$2,073	$1,860	$1,630
Selling, general and administrative expense	15,690	24,470	30,295
Research and development expense	5,004	4,581	4,362
Total share-based compensation expense	$22,767	$30,911	$36,287

The table below sets forth share-based compensation expense by type for the twelve months ended December 31:

	2024	2023	2022
Share grants	22,767	30,894	36,251
Stock options	-	17	36
Total share-based compensation expense	$22,767	$30,911	$36,287

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

The table below sets forth a summary of our non-vested share grants in 2024, 2023, and 2022:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value
Nonvested at December 31, 2022	1,269	65.29	$96,634
Granted	645	84.87
Vested	(643)	54.20	$59,701
Forfeited and other	(48)	73.33
Nonvested at December 31, 2023	1,223	81.02	$98,493
Granted	517	70.96
Vested	(535)	74.66	$37,078
Forfeited and other	(57)	80.22
Nonvested at December 31, 2024	1,148	79.56	$70,824

The total unrecognized share-based compensation expense as of December 31, 2024, was approximately $53.7 million, relating to share grants, which was expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Modification. During the twelve months ended December 31, 2023 we modified previously granted stock awards for two corporate officers who retired. The result of the modifications resulted in the acceleration of the vesting of 54,525 stock awards for the corporate officers. The incremental expense recorded for this modification was approximately $2.1 million, which was expensed in SG&A expense in the twelve months ended December 31, 2023.

Stock Options – All stock option expense is related to stock options granted by Savitech Corporation (“Savitech”) in Savitech stock to their employees. We acquired a controlling interest in Savitech in 2020. Total cash received from option exercises was approximately $0.0 million, $0.0 million, and $0.1 million during 2024, 2023, and 2022.

At December 31, 2024, there was no unrecognized compensation expense related to unvested options.

Note 15 – Related Party Transactions

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”), Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), and Atlas Magnetics, Co (“Atlas”).

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

Warren Chen, a member of the Company’s board of directors, serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process and consider our relationships Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton. We have an agreement to purchase approximately $9.4 million of wafers from Nuvoton that ends in the second quarter of 2027.

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

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties. The tables below set forth the net sales, purchases and expenses, for the twelve months ended December 31:

	2024	2023	2022
Keylink
Net sales	$3,485	$12,595	$19,998
Purchases	$1,241	$1,535	$1,949
Plating, rental, and consulting expense	$14,970	$16,916	$18,176
Nuvoton
Net sales	$65	$49	$149
Purchases	$7,076	$10,454	$15,068
JCP
Purchases	$243	$364	$581
Atlas
Purchases	$4,493	$177	$-

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2024	2023
Keylink
Accounts receivable	$23,796	$34,774
Accounts payable	$26,522	$33,882
Nuvoton
Accounts receivable	$31	$26
Accounts payable	$543	$924
JCP
Accounts payable	$64	$159
Atlas
Accounts payable	$558	$133

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Note 16 – Segment Information, Revenue and Enterprise-Wide Disclosures

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America, and Europe. The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. During the twelve months ended December 31, 2024, one customer accounted for 10% of more of our net sales. During the twelve months ended December 31, 2023, two customers accounted for 10% or more of our net sales. During the twelve months ended December 31, 2022, one customer accounted for 10% or more or our net sales. All customers accounting for 10% of more of our net sales in any period discussed above are broad-based distributors serving thousands of customers. At December 31, 2024, one of the customers that accounted for 10% or more of the Company's 2024 net sales also accounted for approximately 12.8% of our outstanding accounts receivable. At December 31, 2023, one of the customers that accounted for 10% or more of the Company’s 2023 net sales also accounted for approximately 13.8% of our outstanding accounts receivable.

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

2024	Asia	Americas	Europe	Consolidated
Total sales	$1,441,590	$910,955	$271,137	$2,623,682
Inter-company sales	(625,864)	(546,649)	(140,049)	(1,312,562)
Net sales	$815,726	$364,306	$131,088	$1,311,120

Property, plant, and equipment	$502,171	$76,626	$105,462	$684,259
Assets	$1,697,072	$461,872	$227,337	$2,386,281

2023	Asia	Americas	Europe	Consolidated
Total sales	$1,560,595	$1,210,561	$378,442	$3,149,598
Inter-company sales	(684,927)	(670,624)	(132,308)	(1,487,859)
Net sales	$875,668	$539,937	$246,134	$1,661,739

Property, plant, and equipment	$545,865	$85,005	$115,299	$746,169
Assets	$1,600,858	$544,247	$222,554	$2,367,659

2022	Asia	Americas	Europe	Consolidated
Total sales	$1,891,855	$1,361,223	$358,930	$3,612,008
Inter-company sales	(769,630)	(722,872)	(118,926)	(1,611,428)
Net sales	$1,122,225	$638,351	$240,004	$2,000,580

Property, plant, and equipment	$529,365	$95,584	$111,781	$736,730
Assets	$1,599,805	$440,014	$248,493	$2,288,312

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2024, 2023, and 2022:

Net Sales by Region	2024	2023	2022
Asia	$1,020,256	$1,181,519	$1,480,191
Europe	188,402	287,549	283,900
Americas	102,462	192,671	236,489
Total net sales	$1,311,120	$1,661,739	$2,000,580

Net Sales by Type	2024	2023	2022
Direct sales	$479,845	$530,446	$590,173
Distributor sales	831,275	1,131,293	1,410,407
Total net sales	$1,311,120	$1,661,739	$2,000,580

Net sales from products shipped to China for the twelve months ended December 31, 2024, 2023, and 2022, was $589.5 million $704.8 million, and $941.3 million, respectively.
Note 17 – Commitments and Contingencies

Lease commitments – We lease offices, manufacturing plants, equipment, vehicles, and warehouses under various lease agreements expiring through 2048. For information related to our lease commitments see Note 9.

In addition, we have the following land right leases. None of the leases requires a rental payment.

	Term (years)	Expiration Date
Chengdu, China	50	2061
Shanghai, China*	50	2056
Shanghai, China*	50	2058
Shandong, China	50	2058
Yangzhou, China	50	2065

*Separate leases by separate Diodes’ subsidiaries

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $31.7 million at December 31, 2024. As of December 31, 2024, we also had a commitment to purchase approximately $28.2 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2027.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. We use foreign currency forward agreements to manage this exposure. At December 31, 2024 and December 31, 2023, we had $380.9 million and $230.4 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

Hedges of Interest Rate and Net Investment Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company makes use of collard foreign-exchange forward contracts to decrease the foreign exchange risk inherent in the Company’s investment in some of its foreign subsidiaries.

The table below sets forth the number of instruments and the notional amounts of the Company’s cross currency swaps at December 31, 2024 and December 31, 2023:

	Number of Instruments		Notional Amount
	2024	2023	2024	2023
Collared forwards	6	4	$1,084,432	$755,780
Cross currency swaps	-	2	-	160,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023:

	Fair Value
	Other Current and Non-Current Assets		Other Liabilities
	2024	2023	2024	2023
Collared forwards	$593	$-	$8,071	$10,202
Cross currency swaps	-	-	-	6,936

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the twelve months ended December 31 2024, 2023, and 2022:

Derivative Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Designated as	December 31,			Effectiveness	December 31,
Hedging Instruments	2024	2023	2022	Testing)	2024	2023	2022
Collared forwards	1,535	(10,202)	-	Interest income	10,409	4,304	-
Cross currency swaps	8,450	(1,442)	5,383	Interest income	1,219	1,653	2,308

	Amount of Gain or (Loss) Recognized in Net Income
	December 31,
Derivative Instruments Not Designated as Hedging Instruments	2024	2023	2022
Foreign-currency forward contracts	(10,458)	(5,364)	(21,188)

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

Unconsolidated Variable Interest Entity

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock. The primary purpose for providing the additional investment in Atlas was for continued access to developing technology with potential future benefit to the Company. As part of the April 2023 agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock and at December 31, 2024, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more that 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

	December 31,
	2024	2023
VIE total assets	$20,273	$26,445
VIE total liabilities	4,945	4,532

Diodes' preferred equity in VIE	$44,420	$44,420
Diodes' note receivable from VIE	4,000	4,000
Diodes' interest receivable from VIE	245	45
Diodes' maximum exposure to loss	$48,665	$48,465

Note 20 – Acquisitions and Divestitures

Fortemedia acquisition

On October 31, 2024, the Company closed its acquisition of Fortemedia, Inc. (“Fortemedia”), a global company that focuses on developing high-quality solutions and semiconductor products that provide advanced voice processing technologies to enhance human-to-human and human-to-machine voice communication quality and efficiencies. The Company acquired Fortemedia to expand its product portfolio and enhance the Company’s footprint in advanced voice processing technologies, primarily targeted at the automotive and computer markets.

The Company acquired 100% of the outstanding interest of Fortemedia for a total aggregate purchase price of $60.4 million and total net consideration of $52.6 million after adjusting for cash acquired. The purchase price was funded with cash on hand. The Company incurred acquisition costs of approximately $1.1 million that were recognized in SG&A.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Treatment as a business combination is based upon the following primary considerations: the counterparties in the transaction are not under common control with the Company, there is no concentration of substantially all the fair value of assets acquired in a single asset or group of similar assets, and Fortemedia had substantive processes that contributed to the ability to produce outputs, including an organized workforce which was acquired. The following table summarizes the preliminary purchase price allocation:

Fair value of consideration transferred	$60,378

Estimated fair value of assets acquired:
Cash and cash equivalents	7,803
Accounts receivable	1,898
Inventories	1,845
Prepaid expenses and other current assets	2,324
Property, plant, and equipment	5,388
Intangible assets	19,000
Other long-term assets	3,799
Total assets acquired	42,057

Estimated fair value of liabilities assumed:
Accounts payable	381
Accrued liabilities and other	7,437
Income tax payable	64
Deferred taxes	412
Other long-term liabilities	9,728
Total liabilities assumed	18,022
Total identifiable net assets	24,035
Goodwill	36,343
Fair value of consideration transferred	$60,378

The excess of the total equity value of Fortemedia over net assets acquired was recorded as goodwill. The goodwill is primarily attributable to the synergies expected to arise after the acquisition. None of the goodwill is expected to be deductible for tax purposes.

The intangible assets acquired as a result of the acquisition consisted of developed technologies and customer relationships, both of which will be amortized over the remaining useful life. The fair value of developed technologies were valued using a Multi-Period Excess Earnings method. The Multi-Period Excess Earning method model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets. The fair value was determined to be $13.0 million and will be amortized over a four-year period. The customer relationships were valued using the With and Without method. The With and Without method calculates the value of an intangible asset by comparing the estimated value of a business with the asset in place to the estimated value of the same business without the asset, with the difference representing the value of the asset itself. The fair value was determined to be $6.0 million and will be amortized over a one-year period.

U.S. GAAP permits companies to complete the final determination of the fair values during the measurement period from the acquisition date. Certain tax impacts of the acquisition will necessitate the use of this measurement period to adequately analyze and assess impacts to the opening balance sheet. A final determination of the assets acquired and liabilities assumed has not been completed.

The amounts of revenue and earnings of Fortemedia included in the Company’s consolidated statement of operations from the acquisition date to the period ending December 31, 2024 are as follows:

November 1, 2024 to
December 31, 2024
Net sales	$8,297
Net loss	(1,808)

Unaudited Pro Forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition and consolidation of Fortemedia had occurred on January 1, 2023:

	Twelve Months Ended December 31,
	2024	2023
Net sales	$1,334,446	$1,693,230
Net income	49,465	218,815
Net income attributable to common stockholders	42,647	215,349
Earnings per share - basic	$0.92	$4.70
Earnings per share - diluted	$0.92	$4.65

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited pro forma consolidated results for the twelve months ended December 31, 2024, include adjustments that result in an increase to amortization and depreciation of $2.5 million, net of tax.

The unaudited pro forma consolidated results for the twelve months ended December 31, 2023 include adjustments that result in an increase to amortization and depreciation of $7.7 million, net of tax. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Fortemedia and other available information and assumptions believed to be reasonable under the circumstances. Fortemedia has been conformed to the Company's reporting calendar.

Wafer Fabrication Plant in South Portland, Maine

On June 3, 2022, the Company completed the acquisition of onsemi’s wafer fabrication facility and operations located in South Portland, Maine (“SPFAB”). SPFAB was purchased to provide additional 200mm wafer fabrication capacity for analog products to accelerate the Company’s growth initiatives in the automotive and industrial end markets. This US-based facility, together with the Company’s existing wafer fabrication facilities in Asia and Europe, will further enhance the Company’s global manufacturing operations. The Company recorded the purchase of SPFAB as a business combination. Total consideration paid by the Company was $80.4 million and was funded by existing cash and advances under the revolving portion of our U.S. Credit Agreement. The SPFAB facility and assets were wholly acquired, and there is no remaining minority interest. The goodwill is assigned to the standard semiconductor products segment and will not be tax deductible. The Company also incurred acquisition costs of approximately $0.5 million that were recognized in selling, general and administrative expense. The table below sets forth the fair value of the assets and liabilities recorded in the SPFAB acquisition and the corresponding line item in which the item is recorded in our condensed consolidated balance sheet. Due to a lack of data we are unable to provide historical financial pro forma data.

Assets
Spare parts and inventories	$1,257
Prepaid expenses	257
Property, plant, and equipment	77,825
Goodwill	1,069
Total assets purchased	$80,408

Note 21 – Restructuring costs

During 2024 and 2023, the Company consolidated and restructured certain activities performed throughout the Company.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the twelve months ended December 31, 2024, 2023, and 2022:

	For the Twelve Months Ended December 31,
	2024	2023	2022
Asset impairment	$3,266	$200	$-
Contract termination	(62)	207	-
Employee severance	4,496	1,139	-
Other	891	37	-
	$8,591	$1,583	$-

	Asset Impairment	Contract Termination	Employee Severance	Other	Total
Beginning balance, December 31, 2022	$-	$-	$-	$-	$-
Costs accrued	-	207	1,139	237	1,583
Costs paid	-	-	(1,139)	(127)	(1,266)
Ending balance, December 31, 2023	$-	$207	$-	$110	$317
Costs accrued	3,266	(62)	4,496	891	8,591
Costs paid	(3,266)	(145)	(4,496)	(789)	(8,696)
Ending balance, December 31, 2024	$-	$-	$-	$212	$212

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1

3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 12, 2020	4.2

10.1*	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement dated April 1, 2013, between the Company and Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement, dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.5.1*	Amendment No. 2 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	June 1, 2022	99.1

10.5.2*	Amendment No. 3 to Employment Agreement dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	January 22, 2024	99.1

10.6*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.7*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.8*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective June 1, 2013	10-K	February 27, 2017	10.10

10.9	Diodes Incorporated 2013 Equity Incentive Plan, as amended and restated on May 3, 2017	S-8	August 17, 2017	99.1

10.10*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.11*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.11.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.11.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

10.12*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.13*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.14*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.15*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.16*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.17*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.18	Diodes Incorporated 2022 Equity Incentive Plan	S-8	May 26, 2022	99.1

10.18.1	Diodes Incorporated 2022 Equity Incentive Plan – Form of Stock Unit Agreement	S-8	May 26, 2022	99.2

10.19	Lease Agreement dated as of September 30, 2003, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment, LTD.	10-Q	August 9, 2004	10.52

10.19.1	Supplementary to the Lease Agreement between Shanghai Kaihong Electronic Co. Ltd., and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.20	Lease Agreement dated as of June 28, 2004, between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.20.1	Supplementary Agreement dated December 31, 2007, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.21	Wafer Purchase Agreement dated January 10, 2006, between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.22	Supplementary to the Lease Agreement dated September 5, 2004, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.23	Supplementary to the Lease Agreement dated June 28, 2004, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.24	Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.25	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.26	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.27	Distributorship Agreement dated November 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.28	Lease Facility Safety Management Agreement dated December 31, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.29	Consulting Agreement dated January 1, 2009, between the Company and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.30	Third Floor of the Accommodation Building Lease Agreement dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.31	Second Floor of the Accommodation Building Lease Agreement dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.32	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.33	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.34	First Floor of the Accommodation Building Agreement dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.1

10.35	Third Floor of the Dormitory Building Lease Agreement dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.36	Second Supplementary Agreement dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.37	Supplement Agreement to Lease Agreement dated September 2013, between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.38	Amendment to Dinghong Building Lease Agreements between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.2

10.39	Termination Agreement to Dinghong Male Dorm Building Lease Agreement between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.	10-Q	November 6, 2018	10.4

10.40	Termination Agreement to Dinghong Female Dorm Building Lease Agreement between Shanghai Kaihong Electronic Technology Co. Limited and Shanghai Dinghong Electronic Co. Ltd.	10-Q	November 6, 2018	10.5

10.41	Power Account Transfer Agreement between Shanghai Kaihong Technology Company Limited and Shanghai YuanHao Co.	10-Q	November 6, 2018	10.6

10.42	Procurement Agreement dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.43	Amended Consulting Agreement dated as of January 1, 2015, between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.44	Chemical Warehouse Lease Agreement dated November 1, 2014, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.45	Chemical Warehouse Lease Agreement dated September 22, 2015, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.1

10.46	Amendment to Yuanhao Building Lease Agreements between Shanghai Kaihong Technology Company Limited and Shanghai Yuanhao Electronic Co. Ltd	10-Q	November 6, 2018	10.3

10.47	Property Lease Safety Agreement dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

10.48	Amendment to Yuanhao Building Lease Agreements	10-Q	May 9, 2023	10.1

10.49	Diodes Zetex Pension Scheme Recovery Plan dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.78

10.50	Diodes Zetex Pension Scheme Schedule of Contributions dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.79

10.51	Framework Agreement dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-K	February 27, 2017	10.80

10.52	Guarantee dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.5

10.53	Diodes Zetex Pension Scheme Information Protocol dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.54	Legal Charge dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.7

10.55	Amended and Restated Credit Agreement dated October 26, 2016, among the Company, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.56.1	Amendment No. 1 and Limited Waiver dated February 13, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	8-K	February 14, 2017	10.1

10.56.2	Amendment No. 2 dated August 24, 2017, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.87 above)	10-K	February 20, 2018	10.80.2

10.56.3	Third Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Diodes Incorporated, Diodes Holding UK Limited, Diodes Zetex Limited, Diodes US Manufacturing Incorporated, Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer, and Swing Line Lender, and the other Lenders party thereto.	8-K	June 2, 2023	10.1

10.57	Consent to Credit Agreement	10-Q	November 6, 2018	10.1

10.58	Consent and Amendment No. 3 to Amended and Restated Credit Agreement dated December 27, 2018, among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 87 above)	10-K	February 21, 2019	10.89

10.59*	Transition agreement between Diodes Incorporated and Richard White	8-K	March 6, 2019	10.1

10.60*	Amended Transition Agreement between Diodes Incorporated and Richard White	8-K/A	April 1, 2019	10.1

10.61	Consent to Credit Agreement	10-Q	May 7, 2019	10.1

10.62	Consent to Credit Agreement	10-Q	August 5, 2019	10.1

10.63	Share Swap Agreement between Diodes Incorporated and Lite-On Semiconductor Corp. dated as of August 8, 2019	8-K	August 9, 2019	2.1

10.64	First Amendment to Second Amended and Restated Credit Agreement dated as of September 21, 2020	10-K	February 22, 2021	10.95

10.65	Consent Agreement with Respect to Second Amended and Restated Credit Agreement and Foreign Security Agreements dated as of November 2, 2020	10-K	February 22, 2021	10.96

10.66	Consent and Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of November 17, 2020. Portions of this Exhibit have been omitted	10-K	February 22, 2021	10.97

10.67	Facility Agreement, dated January 22, 2021, by and among Diodes Hong Kong Limited, The Hongkong and Shanghai Banking Corporation Limited, as Arranger, the financial institutions listed in Schedule 1 thereto, The Hongkong and Shanghai Banking Corporation Limited, as Agent, and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent. Portions of this Exhibit have been omitted.	8-K	January 26, 2021	10.1

10.68	Hong Kong Debenture, dated January 22, 2021, by and between Diodes Hong Kong Limited and The Hongkong and Shanghai Banking Corporation Limited, as Security Agent.	8-K	January 26, 2021	10.2

10.69	Letter, dated January 22, 2021, from Diodes Incorporated to The Hongkong and Shanghai Banking Corporation.	8-K	January 26, 2021	10.3

10.70	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of March 4, 2021, by and among Diodes Incorporated, Diodes Holdings UK Limited, certain subsidiaries of Diodes Incorporated identified therein, the Lenders identified therein, and Bank of America, N.A.	10-Q	May 6, 2021	10.4

10.71	Amendment No. 4 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	10-K	February 18, 2022	10.79

10.72	Amendment No. 5 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	10-K	February 18, 2022	10.80

10.73	Amendment No. 6 to Second Amended and Restated Credit Agreement, Consent and Incremental Term Assumption Agreement.	8-K	January 4, 2022	10.1

10.74*	Letter agreement dated January 13, 2023, by and between the Company and Evan Yu	8-K	January 17, 2023	10.1

10.75*	Letter agreement dated March 17, 2023, by and between the Company and Julie Holland	8-K	March 17, 2023	10.1

10.76	Amendment to Yuanhao Building Lease Agreements	10-Q	May 9, 2023	10.3

10.77	Third Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Diodes Incorporated, Diodes Holding UK Limited, Diodes Zetex Limited, Diodes US Manufacturing Incorporated, Bank of America N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.	8-K	June 2, 2023	10.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

19	Corporate Policy on Insider Trading Adopted July 6, 2001; updated January 22, 2025				X

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97*	Recoupment of Executive Compensation Policy	10-K	February 9,2024	97

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document				X

104	Cover Page Interactive Data File, formatted in Inline XBRL				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 14, 2025
KEH-SHEW LU
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brett R. Whitmire	February 14, 2025
Brett R. Whitmire
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, Chairman and Chief Executive Officer, and Brett R. Whitmire, Chief Financial Officer, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2025.

/s/ Keh-Shew Lu	/s/ Robert E. Feiger
KEH-SHEW LU	ROBERT E. FEIGER
Chairman of the Board of Directors and	Independent Director
Chief Executive Officer
(Principal Executive Officer)	/s/Huey-Jen Jenny Su
HUEY-JEN JENNY SU
/s/ Brett R. Whitmire	Independent Director
BRETT R. WHITMIRE
Chief Financial Officer	/s/ Christina Wen-Chi Sung
(Principal Financial Officer)	CHRISTINA WEN-CHI SUNG
Independent Director
/s/ Angie Chen Button
ANGIE CHEN BUTTON	/s/ Gary Yu
Lead Independent Director	GARY YU
President and Director
/s/ Elizabeth Bull
ELIZABETH BULL
Independent Director

/s/ Warren Chen
WARREN CHEN
Independent Director