Form 10-Q
period 2025-03-31
DIODES INC /DEL/
filed 2025-05-08
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s Common Stock outstanding as of May 5, 2025 was 46,401,358.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$335,754	$308,671
Restricted cash	5,204	6,053
Short-term investments	8,173	7,464
Accounts receivable, net of allowances of $4,867 and $7,799 at March 31, 2025 and December 31, 2024, respectively	302,241	325,517
Inventories	471,036	474,948
Prepaid expenses and other	102,482	101,500
Total current assets	1,224,890	1,224,153
Property, plant, and equipment, net	665,857	684,259
Deferred tax assets	51,682	51,974
Goodwill	182,272	181,555
Intangible assets, net	61,585	67,397
Other long-term assets	170,055	176,943
Total assets	$2,356,341	$2,386,281

Liabilities
Current liabilities:
Lines of credit	$31,044	$31,429
Accounts payable	135,556	133,765
Accrued liabilities and other	169,329	186,576
Income tax payable	19,600	22,730
Current portion of long-term debt	1,373	1,096
Total current liabilities	356,902	375,596
Long-term debt, net of current portion	19,147	19,563
Deferred tax liabilities	6,092	6,953
Unrecognized tax benefits	24,646	24,646
Other long-term liabilities	77,720	90,576
Total liabilities	484,507	517,334

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 46,395,345 shares and 46,332,891 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	37,125	37,083
Additional paid-in capital	529,234	523,744
Retained earnings	1,714,861	1,719,298
Treasury stock, at cost, 9,288,420 shares at March 31, 2025 and December 31, 2024	(338,100)	(338,100)
Accumulated other comprehensive loss	(141,902)	(146,724)
Stockholders' equity	1,801,218	1,795,301
Noncontrolling interest	70,616	73,646
Total equity	1,871,834	1,868,947
Total liabilities and stockholders' equity	$2,356,341	$2,386,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$332,113	$301,972
Cost of goods sold	227,419	202,388
Gross profit	104,694	99,584

Operating expenses
Selling, general, and administrative	58,699	53,735
Research and development	38,627	33,964
Amortization of acquisition related intangible assets	5,824	3,810
Gain on disposal of fixed assets	(18)	(4,872)
Other operating expense (income)	266	(1)
Total operating expense	103,398	86,636

Income from operations	1,296	12,948

Other (expense) income
Interest income	5,813	4,614
Interest expense	(467)	(532)
Foreign currency gain, net	(183)	972
Unrealized (loss) gain on investments	(4,032)	370
Impairment of equity investment	(5,817)	-
Other income	623	434
Total other (expense) income	(4,063)	5,858

(Loss) income before income taxes and noncontrolling interest	(2,767)	18,806
Income tax provision	20	3,537
Net (loss) income	(2,787)	15,269
Less net income attributable to noncontrolling interest	(1,650)	(1,231)
Net (loss) income attributable to common stockholders	$(4,437)	$14,038

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.10)	$0.30
Diluted	$(0.10)	$0.30
Number of shares used in earnings per share computation:
Basic	46,370	46,032
Diluted	46,370	46,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income	$(2,787)	$15,269
Unrealized gain on defined benefit plan, net of tax	3,361	1,648
Unrealized gain on derivative instruments, net of tax	2,875	8,814
Unrealized foreign currency (loss), net of tax	(1,414)	(16,308)
Comprehensive income	2,035	9,423
Less: Comprehensive income attributable to noncontrolling interest	(1,650)	(1,231)
Total comprehensive income attributable to common stockholders	$385	$8,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2024	55,621	$37,083	(9,288)	$(338,100)	$523,744	$1,719,298	$(146,724)	$1,795,301	$73,646	$1,868,947
Total comprehensive income	-	-	-	-	-	(4,437)	4,822	385	1,650	2,035
Net changes in noncontrolling interest	-	-	-	-	596	-	-	596	(4,680)	(4,084)
Common stock issued for share-based plans	62	42	-	-	(42)	-	-	-	-	-
Share-based compensation	-	-	-	-	6,386	-	-	6,386	-	6,386
Tax related to net share settlement	-	-	-	-	(1,450)	-	-	(1,450)	-	(1,450)
Balance, March 31, 2025	55,683	$37,125	(9,288)	$(338,100)	$529,234	$1,714,861	$(141,902)	$1,801,218	$70,616	$1,871,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2023	55,225	$36,819	(9,287)	$(337,986)	$509,861	$1,675,274	$(143,227)	$1,740,741	$68,936	$1,809,677
Total comprehensive income	-	-	-	-	-	14,038	(5,846)	8,192	1,231	9,423
Net changes in noncontrolling interest	-	-	-	-	-	-		-	6,054	6,054
Common stock issued for share-based plans	176	117	-	-	(117)	-	-	-	-	-
Share-based compensation	-	-	-	-	5,049	-	-	5,049	-	5,049
Tax related to net share settlement	-	-	-	-	(5,392)	-	-	(5,392)	-	(5,392)
Balance, March 31, 2024	55,401	$36,936	(9,287)	$(337,986)	$509,401	$1,689,312	$(149,073)	$1,748,590	$76,221	$1,824,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(2,787)	$15,269
Adjustments to reconcile net income to net cash flows from operating activities, net of effects of acquisitions
Depreciation	30,080	31,031
Amortization of intangible assets	5,824	3,810
Share-based compensation expense	6,386	5,072
Deferred income taxes	(147)	(318)
Investment loss (gain)	4,020	(376)
Impairment of equity investment	5,817	-
Gain on disposal of fixed assets	(18)	(4,872)
Interest income from derivative financial instruments	(4,257)	(2,749)
Other	(275)	(585)
Changes in operating assets:
Change in accounts receivable	22,922	(17,731)
Change in inventory	3,234	(40,435)
Change in other operating assets	469	3,478
Changes in operating liabilities:
Change in accounts payable	2,181	(9,117)
Change in accrued liabilities	(14,763)	(15,469)
Change in income tax payable	(2,923)	2,857
Change in other operating liabilities	980	(1,008)
Net cash flows from operating activities	56,743	(31,143)

Cash flows from investing activities
Acquisition, net of cash acquired	(4,565)	(1,258)
Purchases of property, plant, and equipment	(15,894)	(20,381)
Proceeds from sale of property, plant, and equipment	58	122
Proceeds from short-term investments	1,289	1,563
Purchases of short-term investments	(2,065)	(1,483)
Proceeds paid for hedge termination	(6,890)	-
Other	(391)	3,158
Net cash flows from investing activities	(28,458)	(18,279)

Cash flows from financing activities
Advances on lines of credit and short-term debt	3,209	8,926
Repayments of lines of credit and short-term debt	(3,180)	-
Proceeds from long-term debt	3,489	3,155
Repayments of long-term debt	(3,355)	(3,439)
Repayment of and proceeds from finance lease obligation	(10)	(14)
Taxes paid related to net share settlement	(1,450)	(5,392)
Net changes in noncontrolling interest	(19)	171
Other	(2)	(225)
Net cash flows from financing activities	(1,318)	3,182

Effect of exchange rate changes on cash and cash equivalents	(733)	(1,683)
Change in cash and cash equivalents, including restricted cash	26,234	(47,923)
Cash and cash equivalents, beginning of period, including restricted cash	314,724	318,483
Cash and cash equivalents, end of period, including restricted cash	$340,958	$270,560

Supplemental Cash Flow Information
Interest paid during the period	$397	$463
Taxes paid during the period	$5,130	$2,562
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$11,138	$11,717

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

The Company operates from the following locations, with additional support offices throughout the world:

•
Corporate Headquarters
Plano, Texas, United States
•
Design, Engineering, and Marketing
Shanghai, Yangzhou, Shenzhen, and Hong Kong, China
Oldham, England
Bratislava, Slovakia
New Taipei City, Hsinchu, and Tainan, Taiwan
Milpitas, California, and Plano, Texas, United States
•
Wafer Fabrication
Shanghai and Wuxi, China
Oldham, England
Greenock, Scotland
Hsinchu, Taiwan
South Portland, Maine, United States
•
Assembly and Test
Shanghai, Chengdu, and Wuxi, China
Neuhaus am Rennweg, Germany
Chongli, Taiwan
•
Sales, Warehouse, and Logistics
Hong Kong, Shanghai, Beijing, Shenzhen, Wuhan, Guangzhou, Qingdao, and Xiamen China
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

Basis of Presentation

The condensed consolidated financial data at December 31, 2024 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2025.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. No dividends were paid on our Common Stock in any of the periods presented in this report.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2025	2024
(Loss) earnings (numerator)
Net (loss) income attributable to common stockholders	$(4,437)	$14,038

Shares (denominator)
Weighted average common shares outstanding (basic)	46,370	46,032
Dilutive effect of stock options and stock awards outstanding	-	253
Adjusted weighted average common shares outstanding (diluted)	46,370	46,285

(Loss) earnings per share attributable to common stockholders
Basic	$(0.10)	$0.30
Diluted	$(0.10)	$0.30

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	612	326

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	March 31, 2025	December 31, 2024
Finished goods	$198,477	$203,665
Work-in-progress	80,281	80,232
Raw materials	192,278	191,051
Total	$471,036	$474,948

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2024	$181,555
Foreign currency translation adjustment	717
Balance at March 31, 2025	$182,272

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2025	2024
Intangible assets subject to amortization:
Gross carrying amount	$270,997	$271,000
Accumulated amortization	(210,141)	(204,317)
Foreign currency translation adjustment	(8,557)	(8,507)
Total intangible assets subject to amortization	52,299	58,176
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(1,017)	(1,082)
Total intangible assets with indefinite lives	9,286	9,221
Total intangible assets, net	$61,585	$67,397

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2025	2024
Three Months Ended March 31,	$5,824	$3,810

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2025	2024
Domestic pre-tax income (loss)	$14,623	$(1,574)
Foreign pre-tax (loss) income	$(17,390)	$20,380
Income tax provision	$20	$3,537
Effective tax rate	-0.7%	18.8%
Impact of tax holidays on tax expense	$(174)	$(93)
Earnings per share impact of tax holidays:
Basic	$-	$-
Diluted	$-	$-

The decrease in effective tax rate for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, is primarily due to the change in pre-tax earnings during the comparable periods, including the geographical mix of pre-tax income and loss across tax jurisdictions.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to certain earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2021. We are no longer subject to China income tax examinations by tax authorities for tax years before 2013. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2018. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of March 31, 2025, the gross amount of unrecognized tax benefits was approximately $44.8 million.

Several jurisdictions in which we operate have either enacted, or announced plans to enact, legislation consistent with the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two") which introduced a global minimum effective tax rate of 15% applied on a jurisdiction-by-jurisdiction basis. We have analyzed enacted legislation and do not anticipate that it will have a material impact on our effective tax rate for 2025; however, we continue to monitor future tax legislative changes in the jurisdictions in which we operate in order to evaluate the impacts to the consolidated financial statements.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended
	March 31,
	2025	2024
Cost of goods sold	$554	$450
Selling, general, and administrative	4,616	3,354
Research and development	1,216	1,268
Total share-based compensation expense	$6,386	$5,072

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

As of March 31, 2025, total unrecognized share-based compensation expense related to share grants was approximately $53.9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 7 – Enterprise-Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. One segment reflects how our chief operating decision maker, which is our chief executive officer, allocates resources and measures results. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share similar customer type. Our primary operations include operations in Asia, the Americas, and Europe. During the three months ended March 31, 2025, two customers accounted for approximately $39.0 million and $33.6 million, or 11.8% and 10.1%, respectively, of our net sales and one customer accounted for approximately 14.1% of our outstanding accounts receivable at March 31, 2025. During the three months ended March 31, 2024, one customer accounted for approximately $42.7 million or 14.2% of our net sales and one customer accounted for approximately 17.3% of our outstanding accounts receivable at March 31, 2024. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q are broad-based global distributors that sell to thousands of different end users.

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

As of and for the
Three Months Ended March 31, 2025	Asia	Americas	Europe	Consolidated
Total sales	$352,691	261,945	$58,251	$672,887
Intercompany elimination	(159,164)	(148,357)	(33,253)	(340,774)
Net sales	$193,527	$113,588	$24,998	$332,113

Property, plant, and equipment, net	$488,423	$74,780	$102,654	$665,857
Total assets	$1,662,760	$460,343	$233,238	$2,356,341

As of and for the
Three Months Ended March 31, 2024	Asia	Americas	Europe	Consolidated
Total sales	$329,426	$223,773	$66,387	$619,586
Intercompany elimination	(148,884)	(136,430)	(32,300)	(317,614)
Net sales	$180,542	$87,343	$34,087	$301,972

Property, plant, and equipment, net	$529,187	$82,838	$111,453	$723,478
Total assets	$1,617,774	$502,459	$235,939	$2,356,172

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or Distributor):

	For the Three Months Ended March 31,
Net Sales by Region	2025	2024
Asia	$258,292	$228,420
Europe	44,574	47,450
Americas	29,247	26,102
Total net sales	$332,113	$301,972

Net Sales by Type
Direct sales	$121,833	$118,164
Distributor sales	210,280	183,808
Total net sales	$332,113	$301,972

Net sales from products shipped to China was $153.4 million and $138.5 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 8 – Debt

Borrowings outstanding as of March 31, 2025 and December 31, 2024 are set forth in the table below:

	March 31,	December 31,		Current Amount
Description	2025	2024	Interest Rate	Maturity
Short-term debt	$31,044	$31,429	Various indices plus margin	Various during next 12 months

Long-term debt
Notes payable to Bank of Taiwan	1,529	1,593	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	3,012	3,052	2-yr deposit rate floating plus 0.082%	September 2026
Notes payable to CTBC Bank	3,012	3,052	TAIBOR 3M plus 0.5%	March 2027
Notes payable to CTBC Bank	11,286	11,606	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	132	148	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	1,005	1,064	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	130	144	1-M time deposit rate plus 1.4%	October 2027
Notes payable to Taishin Bank	414	-	3-M deposit rate floating plus 0.25%	January 2027
Total long-term debt	20,520	20,659
Less: Current portion of long-term debt	(1,373)	(1,096)
Total long-term debt, net of current portion	$19,147	$19,563

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $125.4 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of March 31, 2025, was approximately $93.9 million, net of $31.0 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. There was no outstanding balance at March 31, 2025.

NOTE 9 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $26.9 million at March 31, 2025. As of March 31, 2025, we also had a commitment to purchase approximately $79.4 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2031.

Defined Benefit Plan. We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of March 31, 2025, the underfunded liability for this defined benefit plan was approximately $4.8 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the annual payments to be made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $2.0 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029.

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

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of March 31, 2025 and December 31, 2024, we had $255.8 million and $380.9 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

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

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Fair Value
	Other Current or Non-Current Assets		Other Liabilities
	2025	2024	2025	2024
Collared forwards	$6,482	$593	$-	$8,071

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings, and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended
	March 31,
	2025	2024

Operating lease expense	$3,522	$3,533
Finance lease expense:
Amortization of assets	7	8
Interest on lease liabilities	1	1
Short-term lease expense	542	551
Variable lease expense	1,152	1,245
Total lease expense	$5,224	$5,338

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	March 31, 2025	December 31, 2024
Operating leases:
Operating lease ROU assets	$52,768	$53,749

Current operating lease liabilities	11,203	10,863
Noncurrent operating lease liabilities	27,618	28,648
Total operating lease liabilities	$38,821	$39,511

Finance leases:
Finance lease ROU assets	$2,695	$2,708
Accumulated amortization	(2,603)	(2,606)
Finance lease ROU assets, net	$92	$102

Current finance lease liabilities	$33	$40
Non-current finance lease liabilities	59	63
Total finance lease liabilities	$92	$103

Weighted average remaining lease term (in years):
Operating leases	6.6	6.6
Finance leases	3.3	3.3

Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$4,968	$5,241
Operating cash outflows from finance leases	1	1
Financing cash outflow from finance leases	10	14

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	1,695	3,613

The table below sets forth information about lease liability maturities:

	March 31, 2025
	Operating Leases	Finance Leases
2025	$11,368	$30
2026	10,954	24
2027	7,311	22
2028	4,406	20
2029	1,480	2
2030	1,459	-
2031 and thereafter	8,461	-
Total lease payments	45,439	98
Less: imputed interest	(6,618)	(6)
Total lease obligations	38,821	92
Less: current obligations	(11,203)	(33)
Long-term lease obligations	$27,618	$59

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At March 31, 2025 and December 31, 2024, these investments totaled approximately $17.2 million.

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

Warren Chen, a member of the Company’s board of directors, serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process. We have an agreement to purchase approximately $8.7 million of wafers from Nuvoton that ends in the second quarter of 2027. We consider our relationship with Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton.

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

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties:

	Three Months Ended
	March 31,
	2025	2024
Keylink:
Net sales	$128	$2,115
Purchases	$137	$370
Plating, rental, and consulting expense	$3,221	$3,938
Nuvoton:
Net sales	$24	$4
Purchases	$1,065	$1,975
JCP:
Purchases	$76	$81
Atlas:
Purchases	$3,043	$389

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31, 2025	December 31, 2024
Keylink:
Accounts receivable	$21,502	$23,796
Accounts payable	$23,654	$26,522
Nuvoton:
Accounts receivable	$20	$31
Accounts payable	$588	$543
JCP:
Accounts payable	$76	$64
Atlas:
Accounts payable	$1,152	$558

NOTE 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of March 31, 2025, the Company had $49.6 million of investments accounted for under the measurement alternative. During the three months ended March 31, 2025, the Company recorded a $5.8 million non-cash impairment charge related to the decrease in value of a previously made equity investment.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock. The primary purpose for providing the additional investment in Atlas was for continued access to developing technology with potential future benefit to the Company. As part of the April 2023 agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock and at March 31, 2025, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more than 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

The following is a summary of the Company’s holdings in the Atlas, a VIE, in which we are not the primary beneficiary:

	March 31, 2025	December 31, 2024
VIE total assets	$19,059	$20,273
VIE total liabilities	5,648	4,945

Diodes' equity in VIE	$44,420	$44,420
Diodes' note receivable from VIE	4,000	4,000
Diodes' interest receivable from VIE	295	245
Diodes' maximum exposure to loss	$48,715	$48,665

NOTE 15 – Acquisitions and Divestitures

Other Investment

In the first quarter of 2025, the Company acquired the minority interest in a joint venture in Taiwan for approximately $4.7 million, increasing the Company’s ownership to 100%. In August 2021, the Company initially invested $5.4 million for 60% ownership and has been consolidating the joint venture into the Company’s financial statements.

NOTE 16 – Subsequent Event

TF Semiconductor Solutions, Inc. Agreement and Plan of Merger

On April 29, 2025, the Company entered into an agreement to sell its approximate 56.4% ownership stake in TF Semiconductor Solutions, Inc. to Microchip Technology Incorporated (“MCHP”) in exchange for shares of MCHP common stock at a value up to approximately $17.6 million, subject to earnout provisions, and certain closing adjustments. The transaction closed on May 8, 2025.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 14, 2025.

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

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company’s business is subject to risks related to, among other factors, tariffs and other trade barriers put in the place by government authorities. The imposition of tariffs and other trade barriers by government authorities on imported goods, including raw materials and components essential to our manufacturing processes, could have significant adverse effects on our business, financial condition, and results of operations. Starting in the first quarter of 2025 and continuing into the second quarter of 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. The U.S. government stated that it is willing to negotiate with other countries regarding the tariffs. If the negotiations with the other countries are unsuccessful, the tariffs may negatively impact demand for our products and result in an increase in some product costs. The Company continues to analyze the impacts of the tariffs and actions that can be taken to moderate and/or minimize their effects.

Summary for the Three Months Ended March 31, 2025

•
Net sales were $332.1 million, an increase of 10.0% from the $302.0 million in the first quarter of 2024 and a decrease of 2.1% from the $339.3 million in the fourth quarter of 2024;
•
Gross profit was $104.7 million, an increase of 5.1% from the $99.6 million in the first quarter of 2024 and a decrease of 5.6% from the $110.9 million in the fourth quarter of 2024;
•
Gross profit margin was 31.5%, compared to 33.0% in the first quarter of 2024 and 32.7% in the fourth quarter of 2024;
•
Net loss was $4.4 million, compared to net income of $14.0 million in the first quarter of 2024 and net income of $8.2 for the fourth quarter of 2024;
•
Earnings per share attributable to common stockholders was a loss of $0.10 per diluted share, compared to earnings of $0.30 per diluted share in the first quarter or 2024 and earnings of $0.18 per diluted share in the fourth quarter of 2024; and
•
Cash flow provided by operations was $56.7 million. We had $15.9 million of capital expenditures. Net cash flow was $26.2 million.

As of March 31, 2025, our cash, cash equivalents, and short-term investments were $343.9 million, and we had access to unused borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Net sales for the three months ended March 31, 2025, exceeded the Company’s expectations due to better than anticipated seasonal performance across the computing, communications and consumer markets in Asia. Additionally, Europe and North America were up double digits sequentially as those regions showed signs of improvement from recent lows, highlighted by increasing opportunities for Diodes’ products in artificial-intelligence-related applications. Automotive and industrial markets totaled 42% of first quarter net sales as we continue to see expanding automotive content and design opportunities. Additional indicators of improving conditions are channel inventory dollars and days sales outstanding continue to decrease and appear to be more aligned with real demand and historical point of sales levels. Although the inventory depletion is a positive sign for the Company and the broader market, it does not directly benefit loading at our manufacturing facilities, and therefore, our gross margins. As channel inventory continues to normalize and global demand improves, we should see a more material expansion to gross margin. Additionally, further recovery in our higher margin automotive and industrial markets will also contribute to driving future margin improvement.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended March 31,
	2025	2024
Net sales	100%	100%
Cost of goods sold	(68)	(67)
Gross profit	32	33
Total operating expense	(31)	(29)
Income from operations	0	4
Total other (expense) income	(1)	2
(Loss) income before income taxes and noncontrolling interest	(1)	6
Income tax provision	-	(1)
Net (loss) income	(1)	5
Net (loss) income attributable to common stockholders	(1)	5

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2025	2024	Increase/(Decrease)	% Change
Net sales	$332,113	$301,972	$30,141	10.0%
Cost of goods sold	227,419	202,388	25,031	12.4%
Gross profit	104,694	99,584	5,110	5.1%
Total operating expense	103,398	86,636	16,762	19.3%
Interest income	5,813	4,614	1,199	26.0%
Interest expense	(467)	(532)	(65)	(12.2%)
Foreign currency gain, net	(183)	972	(1,155)	118.8%
Unrealized (loss) gain on investments	(4,032)	370	4,402	1189.7%
Impairment of equity investment	(5,817)	-	5,817	N/A
Other income	623	434	189	43.5%
Income tax provision	20	3,537	(3,517)	(99.4%)

Net sales increased approximately $30.1 million, or 10.0%, for the three months ended March 31, 2025, compared to the same period last year, primarily due to increased demand in the Asia region. During the three months ended March 31, 2025, weighted-average sales price increased 10.0% and volume was flat, when compared to the same period in 2024. The increase in weighted-average sales price was primarily due to product mix.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Industrial	23%	23%
Automotive	19%	18%
Computing	27%	25%
Consumer	17%	20%
Communications	14%	14%

For the three months ended March 31, 2025, gross profit increased approximately 5.1% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the three-month periods ended March 31, 2025 and 2024 was 31.5% and 33.0%, respectively. The decrease in gross profit margin was primarily due to lower factory utilization.

Operating expenses for the three months ended March 31, 2025, increased $11.9 million when compared to the three months ended March 31, 2024. Operating expenses as a percentage of net sales were 31.1% and 30.3% for the three months ended March 31, 2025 and 2024, respectively. SG&A increased approximately $5.0 million as compared to the same period last year reflecting an increase in discretionary benefits of $5.7 million, partially offset by decreases in payroll expenses of $1.5 million. The increase in discretionary benefits in 2025 when compared to 2024 is partially related to a reversal of bonus accruals in 2024 that were not paid. SG&A, as a percentage of net sales, was 17.7% and 17.8% for the three months ended March 31, 2025 and 2024, respectively. The lower levels of discretionary benefits in SG&A reflect lower accruals based on the Company’s performance being lower than in 2024. Research and development expenses (“R&D”) were flat. R&D, as a percentage of net sales, was 11.6% and 11.2% for the three months ended March 31, 2025 and 2024, respectively.

Interest income increased $1.2 million, or 26.0%, for the three months ended March 31, 2025, compared to the same period last year, reflecting interest income received in the Company’s derivative hedging instruments. Interest expense was flat for the three months ended March 31, 2025, compared to the same period last year. During the three months ended March 31, 2025, the Company recognized an impairment loss on an equity investment of $5.8 million, due to a decline in the value of the investment. The change in unrealized (loss) gain on investments in 2025 compared to 2024 was to mark to market adjustments to adjust the value of the investment.

We recognized an income tax expense of approximately $0.0 million and $3.5 million for the three months ended March 2025 and 2024, respectively. The decrease in income taxes for 2025 compared to 2024 was primarily attributable to a decrease in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments, and our credit facilities. Our cash and cash equivalents and restricted cash increased from $314.7 million at December 31, 2024 to $341.0 million at March 31, 2025. This increase in cash, cash equivalents, and restricted cash reflects normal operations of the Company. As of March 31, 2025, we had short-term investments totaling $8.2 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At March 31, 2025 and December 31, 2024, our working capital was $868.0 million and $848.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments, and available borrowing under credit facilities to be sufficient to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of March 31, 2025, our foreign subsidiaries held approximately $249.5 million of cash, cash equivalents and investments of which approximately $95.3 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $95.3 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $125.4 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offering Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of March 31, 2025, was approximately $93.9 million, net of $31.0 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at March 31, 2025.

Because some of our outstanding debt is subject to variable interest rates, higher interest rates will potentially increase our overall debt service cost. If interest rates rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024
Net cash flows from operating activities	$56,743	$(31,143)
Net cash flows from investing activities	(28,458)	(18,279)
Net cash flows from financing activities	(1,318)	3,182
Effect of exchange rate changes on cash and cash equivalents	(733)	(1,683)
Change in cash and cash equivalents, including restricted cash	$26,234	$(47,923)

Operating Activities

Net cash flows from operating activities for the three months ended March 31, 2025 was $56.7 million. The following recurring operating items gave rise to the calculation of net cash flows from operating activities for the three months ended March 31, 2025: Depreciation and amortization of intangible assets of $35.9 million, a net increase of $12.1 million of changes in working capital accounts, a $4.0 million non-cash loss on investments related to mark-to-market adjustments to adjust the value of the investment, and share-based compensation of $6.4 million. These increases were partially offset by a net loss of $2.8 million. During the three months ended March 31, 2025, the Company recorded a $5.8 million non-cash impairment charge related to the decrease in value of a previously made equity investment, the result of which is an increase to operating cash flow.

Net cash flows from operating activities for the three months ended March 31, 2024 was $31.1 million. Net cash flows from operating activities for the three months ended March 31, 2024 resulted from net income of $15.3 million, depreciation and amortization of intangible assets of $34.8 million and share-based compensation of $5.1 million. The increases were offset by a decrease in operating asset and liability accounts of $77.4 million and a gain on disposal of property plant and equipment of $4.9 million.

Investing Activities

Net cash and cash equivalents from investing activities was ($28.5) million for the three months ended March 31, 2025. Net cash and cash equivalents from investing activities for the three months ended March 31, 2025 was primarily due to purchases of property, plant, and equipment of $15.9 million, or 4.8% of net sales, the expiration of a hedge instrument of $6.9 million, and the acquisition of the minority interest in a joint venture in Taiwan for approximately $4.1 million, bringing the Company’s ownership to 100%. We expect capital expenditures for the twelve months ended December 31, 2025 to be within our target model of 5% to 9% of net sales.

Net cash and cash equivalents from investing activities was $18.3 million for the three months ended March 31, 2024. Net cash and cash equivalents from investing activities for the three months ended March 31, 2024 was primarily due to purchases of property, plant and equipment of $20.4 million, or 6.7% of net sales.

Financing Activities

Net cash and cash equivalents from financing activities was ($1.3) million for the three months ended March 31, 2025. Net cash provided by financing activities in the three months ended March 31, 2025 consisted primarily of $0.2 million of net increases in our debt and taxes paid on net share settlements of $1.5 million. Net cash and cash equivalents provided by financing activities was $3.2 million for the three months ended March 31, 2024. Net cash and cash equivalents from financing activities in the three months ended March 31, 2024 consisted primarily of $8.6 million of net increases in our debt, partially offset by taxes paid on net share settlements of $5.4 million.

Use of Derivative Instruments and Hedging

We use, or may use, interest rate swaps, foreign exchange forward contracts, and cross currency swaps to provide a level of protection against interest rate risks and foreign exchange exposure.

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

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025.

Critical Accounting Estimates

Our critical accounting estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025. Any new accounting estimates or updates to existing accounting estimates as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Summary of Operations and Significant Accounting Policies. The application of our critical accounting estimates may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of March 31, 2025, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 14, 2025.

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

DIODES INCORPORATED
(Registrant)

May 8, 2025	By: /s/ Keh-Shew Lu
Date	KEH-SHEW LU
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)