Form 10-Q
period 2025-06-30
DIODES INC /DEL/
filed 2025-08-07
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2025 was 46,442,735

.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$317,049	$308,671
Restricted cash	5,728	6,053
Short-term investments	10,285	7,464
Accounts receivable, net of allowances of $5,641 and $7,799 at June 30, 2025 and December 31, 2024, respectively	313,492	325,517
Inventories	482,701	474,948
Prepaid expenses and other	115,359	101,500
Total current assets	1,244,614	1,224,153
Property, plant, and equipment, net	680,042	684,259
Deferred tax assets	55,029	51,974
Goodwill	185,292	181,555
Intangible assets, net	56,328	67,397
Other long-term assets	250,250	176,943
Total assets	$2,471,555	$2,386,281

Liabilities
Current liabilities:
Lines of credit	$27,562	$31,429
Accounts payable	148,269	133,765
Accrued liabilities and other	173,349	186,576
Income tax payable	22,902	22,730
Current portion of long-term debt	1,551	1,096
Total current liabilities	373,633	375,596
Long-term debt, net of current portion	24,865	19,563
Deferred tax liabilities	14,347	6,953
Unrecognized tax benefits	24,646	24,646
Other long-term liabilities	99,893	90,576
Total liabilities	537,384	517,334

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 46,211,196 shares and 46,332,891 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	37,142	37,083
Additional paid-in capital	527,385	523,744
Retained earnings	1,760,959	1,719,298
Treasury stock, at cost, 9,499,364 shares and 9,288,420 shares at June 30, 2025 and December 31, 2024, respectively	(348,104)	(338,100)
Accumulated other comprehensive loss	(100,279)	(146,724)
Stockholders' equity	1,877,103	1,795,301
Noncontrolling interest	57,068	73,646
Total equity	1,934,171	1,868,947
Total liabilities and stockholders' equity	$2,471,555	$2,386,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$366,212	$319,771	$698,325	$621,743
Cost of goods sold	250,888	212,385	478,307	414,773
Gross profit	115,324	107,386	220,018	206,970

Operating expenses
Selling, general, and administrative	59,470	58,467	118,169	112,202
Research and development	40,537	33,189	79,164	67,153
Amortization of acquisition related intangible assets	5,839	3,854	11,663	7,664
Loss (gain) on disposal of fixed assets	19	(82)	1	(4,954)
Restructuring charges	68	8,250	334	8,250
Other operating expense (income)	2	-	2	(1)
Total operating expense	105,935	103,678	209,333	190,314

Income from operations	9,389	3,708	10,685	16,656

Other income (expense)
Interest income	7,024	4,237	12,837	8,851
Interest expense	(506)	(852)	(973)	(1,384)
Foreign currency (loss) gain, net	(6,432)	799	(6,615)	1,771
Unrealized gain on investments	29,645	4,350	25,613	4,720
Impairment of equity investment	-	-	(5,817)	-
Gain on disposal of subsidiary	13,730	-	13,730	-
Other income	373	562	996	996
Total other income (expense)	43,834	9,096	39,771	14,954

Income before income taxes and noncontrolling interest	53,223	12,804	50,456	31,610
Income tax provision	9,063	2,643	9,083	6,180
Net income	44,160	10,161	41,373	25,430
Less net income attributable to noncontrolling interest	1,938	(2,161)	288	(3,392)
Net income attributable to common stockholders	$46,098	$8,000	$41,661	$22,038

Earnings per share attributable to common stockholders:
Basic	$0.99	$0.17	$0.90	$0.48
Diluted	$0.99	$0.17	$0.90	$0.48
Number of shares used in earnings per share computation:
Basic	46,398	46,133	46,385	46,083
Diluted	46,462	46,324	46,452	46,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net (loss) income	$44,160	$10,161	$41,373	$25,430
Unrealized gain on defined benefit plan, net of tax	898	2,290	4,260	3,938
Unrealized gain on derivative instruments, net of tax	(25,968)	1,981	(23,093)	10,795
Unrealized foreign currency (loss), net of tax	66,693	9,630	65,278	(6,678)
Comprehensive income	85,783	24,062	87,818	33,485
Less: Comprehensive income attributable to noncontrolling interest	1,938	(2,161)	288	(3,392)
Total comprehensive income attributable to common stockholders	$87,721	$21,901	$88,106	$30,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2025	55,683	$37,125	(9,288)	$(338,100)	$529,234	$1,714,861	$(141,902)	$1,801,218	$70,616	$1,871,834
Total comprehensive income	-	-	-	-	-	46,098	41,623	87,721	(1,938)	85,783
Net changes in noncontrolling interest	-	-	-	-	(7,451)	-	-	(7,451)	(11,610)	(19,061)
Common stock issued for share-based plans	27	17	-	-	(17)	-	-	-	-	-
Share-based compensation	-	-	-	-	5,793	-	-	5,793	-	5,793
Deferred compensation plan	-	-	-	-	-	-	-	-	-	-
Stock buyback	-	-	(211)	(10,004)	-			(10,004)		(10,004)
Tax related to net share settlement	-	-	-	-	(174)	-	-	(174)	-	(174)
Balance, June 30, 2025	55,710	$37,142	(9,499)	$(348,104)	$527,385	$1,760,959	$(100,279)	$1,877,103	$57,068	$1,934,171

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2024	55,621	$37,083	(9,288)	$(338,100)	$523,744	$1,719,298	$(146,724)	$1,795,301	$73,646	$1,868,947
Total comprehensive income	-	-	-	-	-	41,661	46,445	88,106	(288)	87,818
Net changes in noncontrolling interest	-	-	-	-	(6,855)	-	-	(6,855)	(16,290)	(23,145)
Common stock issued for share-based plans	89	59	-	-	(59)	-	-	-	-	-
Share-based compensation	-	-	-	-	12,179	-	-	12,179	-	12,179
Deferred compensation plan					-
Stock buyback	-	-	(211)	(10,004)	-	-	-	(10,004)	-	(10,004)
Tax related to net share settlement	-	-	-	-	(1,624)	-	-	(1,624)	-	(1,624)
Balance, June 30, 2025	55,710	$37,142	(9,499)	$(348,104)	$527,385	$1,760,959	$(100,279)	$1,877,103	$57,068	$1,934,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2024	55,401	$36,936	(9,287)	$(337,986)	$509,401	$1,689,312	$(149,073)	$1,748,590	$76,221	$1,824,811
Total comprehensive income	-	-	-	-	-	8,000	13,901	21,901	2,161	24,062
Net changes in noncontrolling interest	-	-	-	-	-	-		-	(1,161)	(1,161)
Common stock issued for share-based plans	33	22	-	-	(22)	-	-	-	-	-
Share-based compensation	-	-	-	-	4,214	-	-	4,214	-	4,214
Deferred compensation plan	-	-	(1)	(66)	66	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(350)	-	-	(350)	-	(350)
Balance, June 30, 2024	55,434	$36,958	(9,288)	$(338,052)	$513,309	$1,697,312	$(135,172)	$1,774,355	$77,221	$1,851,576

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2023	55,225	$36,819	(9,287)	$(337,986)	$509,861	$1,675,274	$(143,227)	$1,740,741	$68,936	$1,809,677
Total comprehensive income	-	-	-	-	-	22,038	8,055	30,093	3,392	33,485
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	4,893	4,893
Common stock issued for share-based plans	209	139	-	-	(139)	-	-	-	-	-
Share-based compensation	-	-	-	-	9,263	-	-	9,263	-	9,263
Deferred compensation plan	-	-	(1)	(66)	66			-	-	-
Tax related to net share settlement	-	-	-	-	(5,742)	-	-	(5,742)	-	(5,742)
Balance, June 30, 2024	55,434	$36,958	(9,288)	$(338,052)	$513,309	$1,697,312	$(135,172)	$1,774,355	$77,221	$1,851,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$41,373	$25,430
Adjustments to reconcile net income to net cash flows from operating activities, net of effects of acquisitions
Depreciation	60,125	60,961
Amortization of intangible assets	11,663	7,664
Share-based compensation expense	12,179	9,318
Deferred income taxes	775	48
Investment gain	(25,624)	(4,733)
Gain on sale of subsidiary	(13,730)	-
Impairment of long-lived assets	5,817	-
Gain on disposal of fixed assets	1	(4,954)
Interest income from derivative financial instruments	(9,302)	(4,602)
Other	(354)	(1,469)
Changes in operating assets:
Change in accounts receivable	21,288	(12,855)
Change in inventory	5,982	(74,355)
Change in other operating assets	(5,673)	1,037
Changes in operating liabilities:
Change in accounts payable	9,480	(907)
Change in accrued liabilities	(17,367)	(15,923)
Change in income tax payable	(1,437)	(1,158)
Change in other operating liabilities	3,068	(246)
Net cash flows from operating activities	98,264	(16,744)

Cash flows from investing activities
Acquisition, net of cash acquired	(5,160)	-
Purchases of property, plant, and equipment	(36,338)	(38,328)
Proceeds from sale of property, plant, and equipment	5,626	165
Proceeds from short-term investments	5,390	2,664
Purchases of short-term investments	(7,566)	(2,114)
Purchases of equity securities	(49,208)	-
Proceeds from sale of subsidiary	15,958	-
Insurance recovery	-	4,725
Proceeds paid for hedge termination	(6,890)	-
Other	(426)	2,048
Net cash flows from investing activities	(78,614)	(30,840)

Cash flows from financing activities
Advances on lines of credit and short-term debt	15,082	53,268
Repayments of lines of credit and short-term debt	(22,881)	(66,247)
Proceeds from long-term debt	6,539	3,155
Repayments of long-term debt	(3,722)	(3,700)
Repayment of and proceeds from finance lease obligation	(18)	(27)
Taxes paid related to net share settlement	(1,623)	(5,742)
Net changes in noncontrolling interest	(13,487)	2,544
Repurchase of common stock	(10,004)	-
Other	(2)	(225)
Net cash flows from financing activities	(30,116)	(16,974)

Effect of exchange rate changes on cash and cash equivalents	18,519	13,732
Change in cash and cash equivalents, including restricted cash	8,053	(50,826)
Cash and cash equivalents, beginning of period, including restricted cash	314,724	318,483
Cash and cash equivalents, end of period, including restricted cash	$322,777	$267,657

Supplemental Cash Flow Information
Interest paid during the period	$826	$1,246
Taxes paid during the period	$10,980	$9,096
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$9,572	$11,001
Dividend payable to noncontrolling interest	$4,673	$4,437

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
Oldham, England
Bratislava, Slovakia
New Taipei City, Hsinchu, and Tainan, Taiwan
Milpitas, California, and Plano, Texas, United States
•
Wafer Fabrication
Shanghai and Wuxi, China
Oldham, England
Greenock, Scotland
Hsinchu, Taiwan
South Portland, Maine, United States
•
Assembly and Test
Shanghai, Chengdu, and Wuxi, China
Neuhaus am Rennweg, Germany
Chongli, Taiwan
•
Sales, Warehouse, and Logistics
Hong Kong, Shanghai, Beijing, Shenzhen, Wuhan, Qingdao, and Xiamen China
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

Basis of Presentation

The condensed consolidated financial data at December 31, 2024 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2025.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require that at each interim and annual reporting period an entity disclose:

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

In May 2025, the FASB issued ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”(“ASU 2025-03”). ASU 2025-03 provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a special-purpose acquisition company (“SPAC”). ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. Essentially, it aims to make financial reporting more comparable and decision-useful for investors by ensuring that the accounting acquirer is appropriately identified in acquisitions of VIEs, particularly in SPAC transactions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact this amended guidance may have on its financial statements.

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

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Earnings (numerator)
Net income attributable to common stockholders	$46,098	$8,000	$41,661	$22,038

Shares (denominator)
Weighted average common shares outstanding (basic)	46,398	46,133	46,385	46,083
Dilutive effect of stock options and stock awards outstanding	64	191	67	237
Adjusted weighted average common shares outstanding (diluted)	46,462	46,324	46,452	46,320

Earnings per share attributable to common stockholders
Basic	$0.99	$0.17	$0.90	$0.48
Diluted	$0.99	$0.17	$0.90	$0.48

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	704	380	612	270

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	June 30, 2025	December 31, 2024
Finished goods	$191,400	$203,665
Work-in-progress	89,982	80,232
Raw materials	201,319	191,051
Total	$482,701	$474,948

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2024	$181,555
Disposal	(2,942)
Foreign currency translation adjustment	6,679
Balance at June 30, 2025	$185,292

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2025	2024
Intangible assets subject to amortization:
Gross carrying amount	$270,997	$271,000
Accumulated amortization	(215,980)	(204,317)
Foreign currency translation adjustment	(8,109)	(8,507)
Total intangible assets subject to amortization	46,908	58,176
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(883)	(1,082)
Total intangible assets with indefinite lives	9,420	9,221
Total intangible assets, net	$56,328	$67,397

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2025	2024
Three Months Ended June 30,	$5,839	$3,854
Six Months Ended June 30,	$11,663	$7,664

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Domestic pre-tax income (loss)	$75,626	$(2,251)	$90,249	$(3,825)
Foreign pre-tax (loss) income	$(22,403)	$15,055	$(39,793)	$35,435
Income tax provision	$9,063	$2,643	$9,083	$6,180
Effective tax rate	17.0%	20.6%	18.0%	19.6%
Impact of tax holidays on tax expense	$(289)	$296	$(463)	$203
Earnings per share impact of tax holidays:
Basic	$0.01	$-	$0.01	$-
Diluted	$0.01	$-	$0.01	$-

The decrease in effective tax rate for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, is primarily due to the change in pre-tax earnings during the comparable periods, including the geographical mix of pre-tax income and loss across tax jurisdictions.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to certain earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2021. We are no longer subject to China income tax examinations by tax authorities for tax years before 2014. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2018. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2025, the gross amount of unrecognized tax benefits was approximately $45.1 million.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of income tax provisions affecting businesses. We are evaluating the effects of the legislation, which we expect will likely not have a material impact on our financial statements. As the legislation was enacted after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of goods sold	$512	$472	$1,066	$922
Selling, general, and administrative	4,032	2,603	8,648	5,958
Research and development	1,249	1,170	2,465	2,438
Total share-based compensation expense	$5,793	$4,245	$12,179	$9,318

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

As of June 30, 2025, total unrecognized share-based compensation expense related to share grants was approximately $46.8 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.2 years.

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

During the three months ended June 30, 2025, two customers accounted for approximately $45.9 million and $43.8 million, or 12.5% and 12.0%, respectively, of our net sales. During the six months ended June 30, 2025, two customers accounted for approximately $82.9 million and $79.5 million, or 11.9% and 11.4%, respectively, or our net sales. As of June 30, 2025, two customers accounted for approximately $48.2 million and $35.8 million, or 15.4% and 11.4%, respectively, of the Company’s outstanding accounts receivable.

During the three months ended June 30, 2024, one customer accounted for approximately $33.9 million or 10.6% of our net sales. During the six months ended June 30, 2024, one customer accounted for approximately $76.6 million or 12.3% of our net sales. As of June 30, 2024, one customer accounted for approximately 11.8% of our outstanding accounts receivable. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q are broad-based global distributors that sell to thousands of different end users.

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

For the Three Months Ended June 30, 2025	Asia	Americas	Europe	Consolidated
Total sales	$396,839	$276,715	$59,634	$733,188
Intercompany elimination	(178,321)	(155,020)	(33,635)	(366,976)
Net sales	$218,518	$121,695	$25,999	$366,212

For the Three Months Ended June 30, 2024	Asia	Americas	Europe	Consolidated
Total sales	$341,679	$216,616	$69,710	$628,005
Intercompany elimination	(135,617)	(139,757)	(32,860)	(308,234)
Net sales	$206,062	$76,859	$36,850	$319,771

As of and for the
Six Months Ended June 30, 2025	Asia	Americas	Europe	Consolidated
Total sales	$749,530	538,660	$117,885	$1,406,075
Intercompany elimination	(337,485)	(303,377)	(66,888)	(707,750)
Net sales	$412,045	$235,283	$50,997	$698,325

Property, plant, and equipment, net	$507,574	$71,663	$100,805	$680,042
Total assets	$1,646,477	$556,335	$268,743	$2,471,555

As of and for the
Six Months Ended June 30, 2024	Asia	Americas	Europe	Consolidated
Total sales	$671,105	$440,389	$136,097	$1,247,591
Intercompany elimination	(284,501)	(276,187)	(65,160)	(625,848)
Net sales	$386,604	$164,202	$70,937	$621,743

Property, plant, and equipment, net	$515,332	$81,287	$110,998	$707,617
Total assets	$1,663,698	$467,291	$230,068	$2,361,057

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or Distributor):

	For the Three Months Ended June 30,
Net Sales by Region	2025	2024
Asia	$285,976	$245,643
Europe	45,545	47,364
Americas	34,691	26,764
Total net sales	$366,212	$319,771

Net Sales by Type
Direct sales	$129,996	$116,840
Distributor sales	236,216	202,931
Total net sales	$366,212	$319,771

	For the Six Months Ended June 30,
Net Sales by Region	2025	2024
Asia	$544,269	$474,062
Europe	90,119	94,815
Americas	63,937	52,866
Total net sales	$698,325	$621,743

Net Sales by Type
Direct sales	$251,829	$235,004
Distributor sales	446,496	386,739
Total net sales	$698,325	$621,743

Net sales from products shipped to China was $164.4 million and $142.5 million for the three months ended June 30, 2025 and 2024, respectively. Net sales from products shipped to China was $317.8 million and $281.0 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 8 – Debt

Borrowings outstanding as of June 30, 2025 and December 31, 2024 are set forth in the table below:

	June 30,	December 31,		Current Amount
Description	2025	2024	Interest Rate	Maturity
Short-term debt	$27,562	$31,429	Various indices plus margin	Various during next 12 months

Long-term debt
Notes payable to Bank of Taiwan	1,693	1,593	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	3,430	3,052	2-yr deposit rate floating plus 0.082%	September 2026
Notes payable to CTBC Bank	3,430	3,052	TAIBOR 3M plus 0.5%	March 2027
Notes payable to CTBC Bank	3,430	-	TAIBOR 3M plus 0.5%	April 2027
Notes payable to CTBC Bank	12,663	11,606	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	135	148	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	1,093	1,064	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	135	144	1-M time deposit rate plus 1.4%	October 2027
Notes payable to Taishin Bank	407	-	3-M deposit rate floating plus 0.25%	January 2027
Total long-term debt	26,416	20,659
Less: Current portion of long-term debt	(1,551)	(1,096)
Total long-term debt, net of current portion	$24,865	$19,563

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $115.5 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2025, was approximately $87.5 million, net of $27.6 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. There was no outstanding balance at June 30, 2025.

NOTE 9 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $40.1 million at June 30, 2025. As of June 30, 2025, we also had a commitment to purchase approximately $69.6 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2031.

Defined Benefit Plan. We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of June 30, 2025, the underfunded liability for this defined benefit plan was approximately $5.2 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the annual payments to be made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $2.0 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029.

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

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of June 30, 2025 and December 31, 2024, we had $315.6 million and $380.9 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

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

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Fair Value
	Other Current or Non-Current Assets		Other Current Liabilities		Other Liabilities
	2025	2024	2025	2024	2025	2024
Collared forwards	$-	$593	$937	$-	$13,625	$8,071

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings, and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating lease expense	$3,711	$3,630	$7,233	$7,163
Finance lease expense:
Amortization of assets	7	7	14	15
Interest on lease liabilities	1	1	2	2
Short-term lease expense	546	570	1,088	1,121
Variable lease expense	1,173	1,057	2,325	2,302
Total lease expense	$5,438	$5,265	$10,662	$10,603

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	June 30, 2025	December 31, 2024
Operating leases:
Operating lease ROU assets	$58,330	$53,749

Current operating lease liabilities	11,578	10,863
Noncurrent operating lease liabilities	33,991	28,648
Total operating lease liabilities	$45,569	$39,511

Finance leases:
Finance lease ROU assets	$2,707	$2,708
Accumulated amortization	(2,621)	(2,606)
Finance lease ROU assets, net	$86	$102

Current finance lease liabilities	$29	$40
Non-current finance lease liabilities	57	63
Total finance lease liabilities	$86	$103

Weighted average remaining lease term (in years):
Operating leases	7.3	6.6
Finance leases	3.2	3.3

Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$9,319	$10,501
Operating cash outflows from finance leases	2	2
Financing cash outflow from finance leases	18	27

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	9,462	3,455

The table below sets forth information about lease liability maturities:

	June 30, 2025
	Operating Leases	Finance Leases
2025	$8,780	$18
2026	12,384	25
2027	8,606	23
2028	5,630	22
2029	2,682	4
2030	2,627	-
2031 and thereafter	13,328	-
Total lease payments	54,037	92
Less: imputed interest	(8,468)	(6)
Total lease obligations	45,569	86
Less: current obligations	(11,578)	(29)
Long-term lease obligations	$33,991	$57

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At June 30, 2025 and December 31, 2024, these investments totaled approximately $18.5 million and $17.2 million, respectively.

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

Warren Chen, a member of the Company’s board of directors, serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process. We have an agreement to purchase approximately $5.7 million of wafers from Nuvoton that ends in the second quarter of 2026. We consider our relationship with Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton.

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

In May 2025, the Company entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with Global Advanced Packaging Test Limited (“GAPT”) to acquire a 43% interest and joint control of ATX Semiconductor SDN (“ATX”), a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging. ATX is a related party for the Company.

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Keylink:
Net sales	$(101)	$1,243	$27	$3,358
Purchases	$62	$348	$199	$718
Plating, rental, and consulting expense	$3,307	$4,005	$6,528	$7,943
Nuvoton:
Net sales	$29	$29	$53	$33
Purchases	$1,278	$2,154	$2,343	$4,129
JCP:
Purchases	$29	$55	$105	$136
Atlas:
Purchases	$3,694	$916	$6,738	$1,305

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	June 30, 2025	December 31, 2024
Keylink:
Accounts receivable	$22,589	$23,796
Accounts payable	$25,118	$26,522
Nuvoton:
Accounts receivable	$14	$31
Accounts payable	$785	$543
JCP:
Accounts payable	$29	$64
Atlas:
Accounts payable	$1,211	$558

NOTE 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of June 30, 2025, the Company had $97.8 million of investments accounted for under the measurement alternative. During the six months ended June 30, 2025, the Company recorded $25.6 million of non-cash mark-to-market adjustments related to the value of a previously made equity investments.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock and the Company’s previously held convertible note converted to $5.2 million of preferred stock. In June 2025, the Company acquired an additional interest in Atlas by purchasing $12.3 million of preferred stock. In connection with the additional investment in Atlas in June 2025, the Company recorded an upward mark-to-market adjustment of $33.3 million to adjust the value of the investment. The primary purpose for providing the additional investments in Atlas was to provide for continued access to developing technology with potential future benefit to the Company. At June 30, 2025, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more than 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

As the Company is not the primary beneficiary of Atlas, the Company did not consolidate the assets and liabilities of Atlas in our financial statements and instead accounts for the investment under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair value. As such, the Company’s investment is measured at cost less impairment, and adjusted to fair value if there are any observable price changes for identical or similar investment of the same issuer.

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

	June 30, 2025	December 31, 2024
VIE total assets	$41,660	$20,273
VIE total liabilities	10,745	4,945

Diodes' equity in VIE	$90,035	$44,420
Diodes' note receivable from VIE	9,000	4,000
Diodes' interest receivable from VIE	403	245
Diodes' maximum exposure to loss	$99,438	$48,665

ATX Semiconductor SDN

In May 2025, the Company entered into a Joint Venture Agreement with GAPT to acquire a 43% interest and joint control of ATX, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging.

The ATX joint venture meets the accounting definition of a joint venture where neither party has unilateral control of the entity and both parties have joint control over the decision-making process in ATX. As such, the Company uses the equity method to account for its share of the investment in ATX.

The carrying value of the equity investment is $30.0 million as of June 30, 2025, which represents the initial cost of the investment in ATX. The Company intends to record equity method earnings of the joint venture on a 3-month lag. As such, the Company will recognize the equity method earnings from the date of formation through June 30, 2025 within the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025.

NOTE 15 – Acquisitions and Divestitures

TF Semiconductor Solutions, Inc. Agreement and Plan of Merger

On April 29, 2025, the Company entered into an agreement to sell its approximate 56.4% ownership stake in TF Semiconductor Solutions, Inc. to Microchip Technology Incorporated (“MCHP”) in exchange for shares of MCHP common stock at a value up to approximately $17.6 million, subject to earnout provisions, and certain closing adjustments. The transaction closed on May 8, 2025, resulting in a gain of $13.7 million.

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

Overview

Diodes, a Standard and Poor’s Smallcap 600 and Russell 3000 Index company, delivers high-quality semiconductor products to the world’s leading companies in the automotive, industrial, computing, consumer electronics, and communications markets.

We are a leading global manufacturer and supplier of high-quality application-specific standard products within the broad discrete, logic, analog, and mixed-signal semiconductor markets. The Company serves the industrial, automotive, computing, consumer, and communications markets. For more information about our product and markets we serve, see Note 1 – Summary of Operations and Significant Accounting Policies, included in the condensed consolidated financial statements in Item 1 above. Our products are sold primarily throughout Asia, the Americas, and Europe. We believe focusing on dependable delivery and support tailored to specific end-user applications and our solution-selling approach has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete, logic, analog, and mixed-signal semiconductor marketplace. We believe our close relationships with our customers have provided us with keener insight into our customers’ product needs. This results in a stronger demand for our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products.

Recent Developments

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company’s business is subject to risks related to, among other factors, tariffs and other trade barriers put in the place by government authorities. The imposition of tariffs and other trade barriers by government authorities on imported goods, including raw materials and components essential to our manufacturing processes, could have significant adverse effects on our business, financial condition, and results of operations. In 2025, the United States government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. The U.S. government stated that it is willing to negotiate with other countries regarding the tariffs. If the negotiations with the other countries are unsuccessful, the tariffs may negatively impact demand for our products and result in an increase in some product costs. The Company continues to analyze the impacts of the tariffs and actions that can be taken to moderate and/or minimize their effects.

Summary for the three months ended June 30, 2025

•
Net sales were $366.2 million, an increase of 14.5% from the $319.8 million in the three months ended June 30, 2024 and an increase of 10.3% from the $332.1 in three months ended March 31, 2025;
•
Gross profit was $115.3 million, an increase of 7.4% from the $107.4 million in the three months ended June 30, 2024 and an increase of 10.2% from the $104.7 million in the three months ended March 31, 2025;
•
Gross profit margin was 31.5%, compared to 33.6% in the three months ended June 30, 2024 and 31.5% in the three months ended March 31, 2025;
•
Net income was $46.1 million, compared to net income of $8.0 million in the three months ended June 30, 2024 and net loss of $4.4 million in the three months ended March 31, 2025;
•
Earnings per share attributable to common stockholders was $0.99 per diluted share, compared to $0.17 per diluted share in the three months ended June 30, 2024 and a loss of $0.10 per diluted share in the three months ended March 31, 2025; and
•
Cash flow provided by operations was $41.5 million. We had $20.4 million of capital expenditures. Net cash flow was ($18.2) million.

As of June 30, 2025, our cash, cash equivalents, and short-term investments were $327.3 million, and we had access to unused borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Net sales for the three months ended June 30, 2025, exceeded the Company’s expectations due to ongoing improvement in market conditions and demand. Distribution point of sales increased in all global regions with double-digit growth in Asia both year over year and versus the first quarter of 2025. The increasing demand in the three months ended June 30, 2025 also contributed to channel inventory being reduced further and with both channel and internal inventory days decreasing. While the Company has seen signs of a broader market recovery, the consumer market experienced the strongest growth during the quarter. The less favorable end market mix combined with continued low internal factory utilization is limiting gross margin expansion near term. Channel inventory depletion continues to limit increased loading at our manufacturing facilities, resulting in under loading costs creating difficulty in gross margin expansion.

Results of operations for the three months ended June 30, 2025 and 2024

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended June 30,
	2025	2024
Net sales	100%	100%
Cost of goods sold	(68)	(66)
Gross profit	32	34
Total operating expense	(29)	(32)
Income from operations	3	1
Total other income (expense)	12	3
Income before income taxes and noncontrolling interest	15	4
Income tax provision	(3)	(1)
Net income	12	3
Net income attributable to common stockholders	13	3

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	June 30,
	2025	2024	Increase/(Decrease)	% Change
Net sales	$366,212	$319,771	$46,441	14.5%
Cost of goods sold	250,888	212,385	38,503	18.1%
Gross profit	115,324	107,386	7,938	7.4%
Total operating expense	105,935	103,678	2,257	2.2%
Interest income	7,024	4,237	2,787	65.8%
Interest expense	(506)	(852)	(346)	(40.6%)
Foreign currency (loss) gain, net	(6,432)	799	7,231	905.0%
Unrealized gain on investments	29,645	4,350	25,295	581.5%
Gain on disposal of subsidiary	13,730	-	13,730	N/A
Other income	373	562	(189)	(33.6%)
Income tax provision	9,063	2,643	6,420	242.9%

Net sales increased approximately $46.4 million, or 14.5%, for the three months ended June 30, 2025, compared to the same period last year, primarily due to strong momentum in Asia. During the three months ended June 30, 2025, weighted-average sales price decreased 4.2% and volume increased 19.5%, when compared to the same period in 2024. The decrease in weighted-average sales price was primarily due to lower market pricing.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024
Industrial	23%	23%
Automotive	19%	18%
Computing	26%	26%
Consumer	18%	19%
Communications	14%	14%

For the three months ended June 30, 2025, gross profit increased approximately 7.4% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the three months ended June 30, 2025 and 2024 was 31.5% and 33.6%, respectively. The decrease in gross profit margin was primarily due to factory utilization and lower market pricing.

Operating expenses for the three months ended June 30, 2025, increased $2.3 million when compared to the three months ended June 30, 2024. Operating expenses as a percentage of net sales were 28.9% and 32.4% for the three months ended June 30, 2025 and 2024, respectively. SG&A increased approximately $1.0 million as compared to the same period last year reflecting an increase in discretionary benefits of $1.8 million, expense related to stock grants of $1.4 million, and expense related to professional services of $1.1 million, partially offset by decreases in selling expenses of $3.7 million. SG&A, as a percentage of net sales, was 16.2% and 18.3% for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, research and development expenses (“R&D”) increased approximately $7.3 million when compared to the three months ended June 30, 2024, due to increased R&D spending in wages and benefits of $1.8 million, supplies expense of $1.3 million, and marketing expense of $2.4 million. R&D, as a percentage of net sales, was 11.1% and 10.4% for the three months ended June 30, 2025 and 2024, respectively.

Interest income increased $2.8 million, or 65.8%, for the three months ended June 30, 2025, compared to the same period last year, reflecting interest income received in the Company’s derivative hedging instruments. Interest expense was flat for the three months ended June 30, 2025, compared to the same period last year. During the three months ended June 30, 2025, the Company recognized changes in unrealized gains on investments for mark-to-market adjustments to adjust the value of the investments. These mark-to-market adjustments include a $33.3 million increase in the value of the Company’s investment in Atlas. The Company recognized a gain of approximately $13.7 million related to the disposal of a subsidiary.

We recognized an income tax expense of approximately $9.1 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively. The increase in income taxes for 2025 compared to 2024 was primarily attributable to an increase in pretax book income.

Results of operations for the six months ended June 30, 2025 and 2024

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Six Months Ended June 30,
	2025	2024
Net sales	100%	100%
Cost of goods sold	(68)	(67)
Gross profit	32	33
Total operating expense	(30)	(31)
Income from operations	2	3
Total other income (expense)	6	2
Income before income taxes and noncontrolling interest	7	5
Income tax provision	(1)	(1)
Net income	6	4
Net income attributable to common stockholders	6	4

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2025, compared to the three months ended June 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Six Months Ended
	June 30,
	2025	2024	Increase/(Decrease)	% Change
Net sales	$698,325	$621,743	$76,582	12.3%
Cost of goods sold	478,307	414,773	63,534	15.3%
Gross profit	220,018	206,970	13,048	6.3%
Total operating expense	209,333	190,314	19,019	10.0%
Interest income	12,837	8,851	3,986	45.0%
Interest expense	(973)	(1,384)	(411)	(29.7%)
Foreign currency (loss) gain	(6,615)	1,771	8,386	473.5%
Unrealized gain on investments	25,613	4,720	20,893	(442.6%)
Impairment of equity investment	(5,817)	-	5,817	N/A
Gain on disposal of subsidiary	13,730	-	13,730	N/A
Other income	996	996	-	0.0%
Income tax provision	9,083	6,180	2,903	47.0%

Net sales increased approximately $76.6 million, or 12.3%, for the six months ended June 30, 2025, compared to the same period last year, primarily due to increased demand in Asia. During the six months ended June 30, 2025, weighted-average sales price increased 2.6% and volume increased 9.5%, when compared to the same period in 2024. The increase in weighted-average sales price was primarily due to product mix.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Industrial	23%	23%
Automotive	19%	18%
Computing	26%	26%
Consumer	18%	19%
Communications	14%	14%

For the six months ended June 30, 2025, gross profit increased approximately 6.3% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the six months ended June 30, 2025 and 2024 was 31.5% and 33.3%, respectively. The decrease in gross profit margin was primarily due to lower factory utilization and lower market pricing.

Operating expenses for the six months ended June 30, 2025, increased $19.0 million when compared to the six months ended June 30, 2024. Operating expenses as a percentage of net sales were 30.0% and 30.6% for the six months ended June 30, 2025 and 2024, respectively. SG&A increased approximately $6.0 million as compared to the same period last year reflecting an increase in salaries and wages of $9.2 million. The increase in salaries and wages in 2025 when compared to 2024 is partially related to a reversal of bonus accruals in 2024 for bonuses that were not paid. SG&A, as a percentage of net sales, was 16.9% and 18.0% for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, R&D increased approximately $12.0 million when compared to the six months ended June 30, 2024 due to increased R&D expenses related to marketing of $3.8 million, supplies of $2.6 million, and salaries and benefits of $3.0 million. R&D, as a percentage of net sales, was 11.3% and 10.8% for the six months ended June 30, 2025 and 2024, respectively.

Interest income increased $4.0 million, or 45.0%, for the six months ended June 30, 2025, compared to the same period last year, reflecting interest income received in the Company’s derivative hedging instruments. Interest expense was flat for the six months ended June 30, 2025, compared to the same period last year. During the six months ended June 30, 2025, the Company recognized an impairment loss on an equity investment of $5.8 million, due to a decline in the value of the investment. The change in unrealized gain on investments in 2025 compared to 2024 was due to mark-to-market adjustments to adjust the value of the investments, including a $33.3 million increase in the value of the Company’s investment in Atlas. The Company recognized a gain of approximately $13.7 million related to the disposal of a subsidiary.

We recognized an income tax expense of approximately $9.1 million and $6.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase in income taxes for 2025 compared to 2024 was primarily attributable to an increase in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments, and our credit facilities. Our cash and cash equivalents and restricted cash increased from $314.7 million at December 31, 2024 to $322.8 million at June 30, 2025. This increase in cash, cash equivalents, and restricted cash reflects normal operations of the Company. As of June 30, 2025, we had short-term investments totaling $10.3 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At June 30, 2025 and December 31, 2024, our working capital was $871.0 million and $848.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments, and available borrowing under credit facilities to be sufficient to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of June 30, 2025, our foreign subsidiaries held approximately $198.8 million of cash, cash equivalents and investments of which approximately $76.5 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $76.5 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $115.5 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offering Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2025, was approximately $87.5 million, net of $27.6 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at June 30, 2025.

Because some of our outstanding debt is subject to variable interest rates, higher interest rates will potentially increase our overall debt service cost. If interest rates rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024
Net cash flows from operating activities	$98,264	$(16,744)
Net cash flows from investing activities	(78,614)	(30,840)
Net cash flows from financing activities	(30,116)	(16,974)
Effect of exchange rate changes on cash and cash equivalents	18,519	13,732
Change in cash and cash equivalents, including restricted cash	$8,053	$(50,826)

Operating Activities

Net cash flows from operating activities for the six months ended June 30, 2025 was $98.3 million. The following recurring operating items gave rise to the calculation of net cash flows from operating activities for the six months ended June 30, 2025: Net income of $41.4 million, depreciation and amortization of intangible assets of $71.8 million, a net increase of $15.3 million of changes in working capital accounts, and share-based compensation of $12.2 million. During the six months ended June 30, 2025 the Company also recognized net investment gains of $39.4 million, including a $33.3 million non-cash mark-to-market increase in the value of the Company’s investment in Atlas, a non-cash mark-to-market decrease of $7.7 million of previously made equity investments, and a gain on the disposal of a subsidiary for $13.7 million.

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

Investing Activities

Net cash and cash equivalents from investing activities was ($78.6) million for the six months ended June 30, 2025. Net cash and cash equivalents from investing activities for the three months ended June 30, 2025 was primarily due to purchases of property, plant, and equipment of $36.3 million, or 5.2% of net sales. We expect capital expenditures for the twelve months ended December 31, 2025 to be within our target model of 5% to 9% of net sales. The Company made purchases of equity securities, including making an investment in ATX of approximately $30.0 million, increasing its investment in Atlas by approximately $17.3 million, and the acquisition of the minority interest in a joint venture in Taiwan for approximately $4.1 million, bringing the Company’s ownership to 100%. The Company also paid approximately $6.9 million due to the expiration of a hedge instrument. These uses of cash for investing were partially offset by the receipt of approximately $16.0 million related to the sale of TFS.

Net cash and cash equivalents from investing activities was ($30.8) million for the six months ended June 30, 2024. Net cash and cash equivalents used in investing activities for the six months ended June 30, 2024 was primarily due to purchases of property, plant, and equipment of $38.3 million, or 6.2% of net sales.

Financing Activities

Net cash and cash equivalents from financing activities was ($30.1) million for the three months ended June 30, 2025. Net cash from financing activities in the three months ended June 30, 2025 consisted of net decreases in non-controlling interests of $13.5 million, stock repurchases of $10.0 million, $5.0 million of net decreases in our debt, and taxes paid on net share settlements of $1.6 million. Net cash and cash equivalents from financing activities was ($17.0) million for the six months ended June 30, 2024. Net cash provided by financing activities in the six months ended June 30, 2024 consisted primarily of $13.5 million of net decreases in our debt and taxes paid on net share settlements of $5.7 million.

Use of Derivative Instruments and Hedging

We use, or may use, interest rate swaps, foreign exchange forward contracts, and cross currency swaps to provide a level of protection against interest rate risks and foreign exchange exposure.

Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps, including interest rate collars, as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Gary Yu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of June 30, 2025, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about repurchases of our common stock during the three months ended June 30, 2025.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 13-27, 2025	210,944	$47.43	210,944	$89,995,807

All open-market purchases during the quarter were made under the authorization from our board of directors to purchase up to $100.0 million of the Company’s common stock announced May 8, 2025. Share repurchases under the program may be made from time to time in the open market, through privately-negotiated transactions, or otherwise, subject to applicable laws, regulations, and approvals. The timing of the share repurchases will depend on a variety of factors, including market conditions, and the share repurchases may be suspended or discontinued at any time.

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

DIODES INCORPORATED
(Registrant)

August 7, 2025	By: /s/ Gary Yu
Date	GARY YU
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)