Form 10-Q
period 2025-09-30
DIODES INC /DEL/
filed 2025-11-06
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s Common Stock outstanding as of November 3, 2025 was 46,385,331.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$376,587	$308,671
Restricted cash	5,460	6,053
Short-term investments	9,807	7,464
Accounts receivable, net of allowances of $4,169 and $7,799 at September 30, 2025 and December 31, 2024, respectively	303,813	325,517
Inventories	470,912	474,948
Prepaid expenses and other	106,931	101,500
Total current assets	1,273,510	1,224,153
Property, plant, and equipment, net	657,413	684,259
Deferred tax assets	54,511	51,974
Goodwill	183,144	181,555
Intangible assets, net	50,264	67,397
Other long-term assets	250,949	176,943
Total assets	$2,469,791	$2,386,281

Liabilities
Current liabilities:
Lines of credit	$33,167	$31,429
Accounts payable	146,910	133,765
Accrued liabilities and other	175,235	186,576
Income tax payable	23,726	22,730
Current portion of long-term debt	4,758	1,096
Total current liabilities	383,796	375,596
Long-term debt, net of current portion	20,097	19,563
Deferred tax liabilities	11,223	6,953
Unrecognized tax benefits	24,646	24,646
Other long-term liabilities	82,608	90,576
Total liabilities	522,370	517,334

Commitments and contingencies (See Note 9)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 46,383,277 shares and 46,332,891 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	37,257	37,083
Additional paid-in capital	531,433	523,744
Retained earnings	1,775,237	1,719,298
Treasury stock, at cost, 9,499,364 shares and 9,288,420 shares at September 30, 2025 and December 31, 2024, respectively	(348,104)	(338,100)
Accumulated other comprehensive loss	(106,669)	(146,724)
Stockholders' equity	1,889,154	1,795,301
Noncontrolling interest	58,267	73,646
Total equity	1,947,421	1,868,947
Total liabilities and stockholders' equity	$2,469,791	$2,386,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$392,170	$350,079	$1,090,495	$971,822
Cost of goods sold	271,682	232,071	749,989	646,844
Gross profit	120,488	118,008	340,506	324,978

Operating expenses
Selling, general, and administrative	60,498	59,388	178,667	171,590
Research and development	41,861	33,691	121,025	100,844
Amortization of acquisition related intangible assets	5,850	3,833	17,513	11,497
Loss (gain) on disposal of fixed assets	699	(571)	700	(5,525)
Restructuring charges	9	(211)	343	8,039
Other operating (income) expense	(1)	1	1	-
Total operating expense	108,916	96,131	318,249	286,445

Income from operations	11,572	21,877	22,257	38,533

Other income (expense)
Interest income	8,487	4,532	21,324	13,383
Interest expense	(503)	(456)	(1,476)	(1,840)
Foreign currency (loss), net	(3,328)	(4,423)	(9,943)	(2,652)
Unrealized gain (loss) on investments	2,391	(3,410)	28,004	1,310
Impairment of equity investment	-	-	(5,817)	-
Gain on disposal of subsidiary	-	-	13,730	-
Other income	413	682	1,409	1,678
Total other income (expense)	7,460	(3,075)	47,231	11,879

Income before income taxes and noncontrolling interest	19,032	18,802	69,488	50,412
Income tax provision	3,555	3,619	12,638	9,799
Net income	15,477	15,183	56,850	40,613
Less net income attributable to noncontrolling interest	(1,199)	(1,438)	(911)	(4,830)
Net income attributable to common stockholders	$14,278	$13,745	$55,939	$35,783

Earnings per share attributable to common stockholders:
Basic	$0.31	$0.30	$1.21	$0.78
Diluted	$0.31	$0.30	$1.20	$0.77
Number of shares used in earnings per share computation:
Basic	46,383	46,331	46,384	46,166
Diluted	46,437	46,442	46,454	46,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$15,477	$15,183	$56,850	$40,613
Unrealized gain on defined benefit plan, net of tax	2,754	132	7,014	4,070
Unrealized gain (loss) on derivative instruments, net of tax	11,309	(9,790)	(11,784)	1,005
Unrealized foreign currency (loss) gain, net of tax	(20,453)	29,246	44,825	22,568
Comprehensive income	9,087	34,771	96,905	68,256
Less: Comprehensive income attributable to noncontrolling interest	(1,199)	(1,438)	(911)	(4,830)
Total comprehensive income attributable to common stockholders	$7,888	$33,333	$95,994	$63,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2025	55,710	$37,142	(9,499)	$(348,104)	$527,385	$1,760,959	$(100,279)	$1,877,103	$57,068	$1,934,171
Total comprehensive income	-	-	-	-	-	14,278	(6,390)	7,888	1,199	9,087
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	-	-
Common stock issued for share-based plans	172	115	-	-	(115)	-	-	-	-	-
Share-based compensation	-	-	-	-	6,826	-	-	6,826	-	6,826
Tax related to net share settlement	-	-	-	-	(2,663)	-	-	(2,663)	-	(2,663)
Balance, September 30, 2025	55,882	$37,257	(9,499)	$(348,104)	$531,433	$1,775,237	$(106,669)	$1,889,154	$58,267	$1,947,421

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2024	55,621	$37,083	(9,288)	$(338,100)	$523,744	$1,719,298	$(146,724)	$1,795,301	$73,646	$1,868,947
Total comprehensive income	-	-	-	-	-	55,939	40,055	95,994	911	96,905
Net changes in noncontrolling interest	-	-	-	-	(6,855)	-	-	(6,855)	(16,290)	(23,145)
Common stock issued for share-based plans	261	174	-	-	(174)	-	-	-	-	-
Share-based compensation	-	-	-	-	19,005	-	-	19,005	-	19,005
Stock buyback	-	-	(211)	(10,004)	-	-	-	(10,004)	-	(10,004)
Tax related to net share settlement	-	-	-	-	(4,287)	-	-	(4,287)	-	(4,287)
Balance, September 30, 2025	55,882	$37,257	(9,499)	$(348,104)	$531,433	$1,775,237	$(106,669)	$1,889,154	$58,267	$1,947,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2024	55,434	$36,958	(9,288)	$(338,052)	$513,309	$1,697,312	$(135,172)	$1,774,355	$77,221	$1,851,576
Total comprehensive income	-	-	-	-	-	13,745	19,588	33,333	1,438	34,771
Net changes in noncontrolling interest	-	-	-	-	853	-		853	(6,934)	(6,081)
Common stock issued for share-based plans	185	124	-	-	(124)	-	-	-	-	-
Share-based compensation	-	-	-	-	6,817	-	-	6,817	-	6,817
Deferred compensation plan	-	-	-	(48)	48	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(3,774)	-	-	(3,774)	-	(3,774)
Balance, September 30, 2024	55,619	$37,082	(9,288)	$(338,100)	$517,129	$1,711,057	$(115,584)	$1,811,584	$71,725	$1,883,309

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2023	55,225	$36,819	(9,287)	$(337,986)	$509,861	$1,675,274	$(143,227)	$1,740,741	$68,936	$1,809,677
Total comprehensive income	-	-	-	-	-	35,783	27,643	63,426	4,830	68,256
Net changes in noncontrolling interest	-	-	-	-	853	-	-	853	(2,041)	(1,188)
Common stock issued for share-based plans	394	263	-	-	(263)	-	-	-	-	-
Share-based compensation	-	-	-	-	16,080	-	-	16,080	-	16,080
Deferred compensation plan	-	-	(1)	(114)	114			-	-	-
Tax related to net share settlement	-	-	-	-	(9,516)	-	-	(9,516)	-	(9,516)
Balance, September 30, 2024	55,619	$37,082	(9,288)	$(338,100)	$517,129	$1,711,057	$(115,584)	$1,811,584	$71,725	$1,883,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$56,850	$40,613
Adjustments to reconcile net income to net cash flows from operating activities, net of effects of acquisitions
Depreciation	90,974	90,762
Amortization of intangible assets	17,513	11,497
Share-based compensation expense	19,005	16,083
Deferred income taxes	(304)	(307)
Investment gain	(27,613)	(1,336)
Gain on sale of subsidiary	(13,730)	-
Impairment of long-lived assets	5,836	-
Gain (loss) on disposal of fixed assets	700	(5,525)
Interest income from derivative financial instruments	(15,484)	(7,091)
Other	381	(2,206)
Changes in operating assets:
Change in accounts receivable	27,778	16,482
Change in inventory	12,645	(90,155)
Change in other operating assets	1,859	3,669
Changes in operating liabilities:
Change in accounts payable	10,049	(9,200)
Change in accrued liabilities	(12,671)	(19,439)
Change in income tax payable	(97)	(6,975)
Change in other operating liabilities	3,706	741
Net cash flows from operating activities	177,397	37,613

Cash flows from investing activities
Acquisition, net of cash acquired	(5,160)	-
Purchases of property, plant, and equipment	(52,660)	(53,328)
Proceeds from sale of property, plant, and equipment	5,660	1,088
Proceeds from short-term investments	7,629	15,468
Purchases of short-term investments	(8,919)	(12,958)
Purchases of equity securities	(49,303)	-
Proceeds from sale of subsidiary	15,958	-
Insurance recovery	-	4,725
Net amounts paid for hedge termination	(6,635)	-
Other	(540)	(3,870)
Net cash flows from investing activities	(93,970)	(48,875)

Cash flows from financing activities
Advances on lines of credit and short-term debt	34,036	67,920
Repayments of lines of credit and short-term debt	(34,906)	(72,433)
Proceeds from long-term debt	6,539	6,283
Repayments of long-term debt	(4,097)	(5,554)
Repayment of and proceeds from finance lease obligation	(73)	(36)
Taxes paid related to net share settlement	(4,287)	(9,516)
Net changes in noncontrolling interest	(18,004)	2,544
Repurchase of common stock	(10,004)	-
Other	(28)	(4,744)
Net cash flows from financing activities	(30,824)	(15,536)

Effect of exchange rate changes on cash and cash equivalents	14,720	25,399
Change in cash and cash equivalents, including restricted cash	67,323	(1,399)
Cash and cash equivalents, beginning of period, including restricted cash	314,724	318,483
Cash and cash equivalents, end of period, including restricted cash	$382,047	$317,084

Supplemental Cash Flow Information
Interest paid during the period	$1,237	$1,618
Taxes paid during the period	$21,205	$18,302
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$12,237	$13,186

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

The Company’s diverse product portfolio covers diodes; rectifiers; transistors; MOSFETs; SiC diodes and MOSFETs; protection devices; logic; voltage translators; amplifiers and comparators; sensors; isolation; and power management devices such as AC-DC converters, DC-DC switching, photocoupler, linear voltage regulators, voltage references, LED drivers, power switches, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

The Company operates from the following locations, with additional support offices throughout the world:

•
Corporate Headquarters
Plano, Texas, United States
•
Design, Engineering, and Marketing
Shanghai, Yangzhou, Shenzhen, and Hong Kong, China
Oldham, England

Greenock, Scotland

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2024 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2025.

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

In May 2025, the FASB issued ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”). ASU 2025-03 provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a special-purpose acquisition company (“SPAC”). ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. Essentially, it aims to make financial reporting more comparable and decision-useful for investors by ensuring that the accounting acquirer is appropriately identified in acquisitions of VIEs, particularly in SPAC transactions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact this amended guidance may have on its financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company does not expect this amended guidance will have a material impact on its financial statements.

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

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Earnings (numerator)
Net income attributable to common stockholders	$14,278	$13,745	$55,939	$35,783

Shares (denominator)
Weighted average common shares outstanding (basic)	46,383	46,331	46,384	46,166
Dilutive effect of stock options and stock awards outstanding	54	111	70	212
Adjusted weighted average common shares outstanding (diluted)	46,437	46,442	46,454	46,378

Earnings per share attributable to common stockholders
Basic	$0.31	$0.30	$1.21	$0.78
Diluted	$0.31	$0.30	$1.20	$0.77

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	273	125	674	241

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2025	December 31, 2024
Finished goods	$174,062	$203,665
Work-in-progress	89,040	80,232
Raw materials	207,810	191,051
Total	$470,912	$474,948

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2024	$181,555
Disposal	(2,942)
Foreign currency translation adjustment	4,531
Balance at September 30, 2025	$183,144

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2025	2024
Intangible assets subject to amortization:
Gross carrying amount	$270,997	$271,000
Accumulated amortization	(221,830)	(204,317)
Foreign currency translation adjustment	(8,277)	(8,507)
Total intangible assets subject to amortization	40,890	58,176
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(929)	(1,082)
Total intangible assets with indefinite lives	9,374	9,221
Total intangible assets, net	$50,264	$67,397

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2025	2024
Three Months Ended September 30,	$5,850	$3,833
Nine Months Ended September 30,	$17,513	$11,497

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Domestic pre-tax income (loss)	$(27,451)	$7,327	$62,798	$3,502
Foreign pre-tax (loss) income	$46,483	$11,475	$6,690	$46,910
Income tax provision	$3,555	$3,619	$12,638	$9,799
Effective tax rate	18.7%	19.2%	18.2%	19.4%
Impact of tax holidays on tax expense	$(353)	$438	$(816)	$641
Earnings per share impact of tax holidays:
Basic	$0.01	$(0.01)	$0.02	$(0.01)
Diluted	$0.01	$(0.01)	$0.02	$(0.01)

The decrease in effective tax rate for the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, is primarily due to the change in pre-tax earnings during the comparable periods, including the geographical mix of pre-tax income and loss across tax jurisdictions and changes in conclusions regarding the realizability of certain deferred tax assets.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to certain earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2021. We are no longer subject to China income tax examinations by tax authorities for tax years before 2014. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2018. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2025, the gross amount of unrecognized tax benefits was approximately $45.5 million.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of income tax provisions affecting businesses. The Company has evaluated the impact of this legislation and determined that there is no material impact to income tax expense for 2025.

NOTE 6 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of goods sold	$584	$579	$1,650	$1,500
Selling, general, and administrative	4,909	4,916	13,557	10,874
Research and development	1,333	1,271	3,798	3,709
Total share-based compensation expense	$6,826	$6,766	$19,005	$16,083

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

As of September 30, 2025, total unrecognized share-based compensation expense related to share grants was approximately $57.5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.

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

During the three months ended September 30, 2025, two customers accounted for approximately $51.9 million and $44.6 million, or 13.2% and 11.4%, respectively, of our net sales. During the nine months ended September 30, 2025, two customers accounted for approximately $134.7 million and $124.1 million, or 12.4% and 11.4%, respectively, or our net sales. As of September 30, 2025, one customer accounted for approximately $50.4 million, or 16.6%, of the Company’s outstanding accounts receivable.

During the three months ended September 30, 2024, one customer accounted for approximately $44.3 million or 12.6% of our net sales. During the nine months ended September 30, 2024, one customer accounted for approximately $64.8 million or 16.0% of our net sales. As of September 30, 2024, one customer accounted for approximately 17.7% and one customer accounted for approximately 14.1% of our outstanding accounts receivable. All customers that accounted for 10% or more of our net sales during any period presented in this Quarterly Report on Form 10-Q are broad-based global distributors that sell to thousands of different end users.

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

For the Three Months Ended September 30, 2025	Asia	Americas	Europe	Consolidated
Total sales	$442,991	$298,683	$63,003	$804,677
Intercompany elimination	(202,191)	(171,276)	(39,040)	(412,507)
Net sales	$240,800	$127,407	$23,963	$392,170

For the Three Months Ended September 30, 2024	Asia	Americas	Europe	Consolidated
Total sales	$380,013	$255,058	$68,771	$703,842
Intercompany elimination	(161,213)	(155,017)	(37,533)	(353,763)
Net sales	$218,800	$100,041	$31,238	$350,079

As of and for the
Nine Months Ended September 30, 2025	Asia	Americas	Europe	Consolidated
Total sales	$1,192,521	837,343	$180,888	$2,210,752
Intercompany elimination	(539,676)	(474,653)	(105,928)	(1,120,257)
Net sales	$652,845	$362,690	$74,960	$1,090,495

Property, plant, and equipment, net	$492,175	$68,893	$96,345	$657,413
Total assets	$1,608,545	$599,627	$261,619	$2,469,791

As of and for the
Nine Months Ended September 30, 2024	Asia	Americas	Europe	Consolidated
Total sales	$1,051,118	$695,447	$204,868	$1,951,433
Intercompany elimination	(445,714)	(431,204)	(102,693)	(979,611)
Net sales	$605,404	$264,243	$102,175	$971,822

Property, plant, and equipment, net	$515,347	$78,915	$109,463	$703,725
Total assets	$1,678,927	$472,420	$238,035	$2,389,382

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or Distributor):

	For the Three Months Ended September 30,
Net Sales by Region	2025	2024
Asia	$307,902	$274,711
Europe	46,208	52,588
Americas	38,060	22,780
Total net sales	$392,170	$350,079

Net Sales by Type
Direct sales	$132,074	$127,219
Distributor sales	260,096	222,860
Total net sales	$392,170	$350,079

	For the Nine Months Ended September 30,
Net Sales by Region	2025	2024
Asia	$852,170	$748,774
Europe	136,328	147,403
Americas	101,997	75,645
Total net sales	$1,090,495	$971,822

Net Sales by Type
Direct sales	$383,903	$362,223
Distributor sales	706,592	609,599
Total net sales	$1,090,495	$971,822

The table below sets forth the location to where products were shipped, representing 10% or more of net sales.

	Location	Amount
For the three months ended September 30,		2025	2024
	China	$170.6	$149.2
	Singapore	$38.2	$36.2
	Taiwan	$44.0	$41.2
For the nine months ended September 30,
	China	$488.4	$430.2
	Singapore	$112.8	$94.7
	Taiwan	$95.5	$107.3

NOTE 8 – Debt

Borrowings outstanding as of September 30, 2025 and December 31, 2024 are set forth in the table below:

	September 30,	December 31,		Current Amount
Description	2025	2024	Interest Rate	Maturity
Short-term debt	$33,167	$31,429	Various indices plus margin	Various during next 12 months

Long-term debt
Notes payable to Bank of Taiwan	1,570	1,593	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	3,275	3,052	2-yr deposit rate floating plus 0.082%	September 2026
Notes payable to CTBC Bank	3,275	3,052	TAIBOR 3M plus 0.5%	March 2027
Notes payable to CTBC Bank	3,275	-	TAIBOR 3M plus 0.5%	April 2027
Notes payable to CTBC Bank	11,908	11,606	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	114	148	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	995	1,064	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	115	144	1-M time deposit rate plus 1.4%	October 2027
Notes payable to Taishin Bank	328	-	3-M deposit rate floating plus 0.25%	January 2027
Total long-term debt	24,855	20,659
Less: Current portion of long-term debt	(4,758)	(1,096)
Total long-term debt, net of current portion	$20,097	$19,563

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $148.9 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of September 30, 2025, was approximately $115.3 million, net of $33.2 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. There was no outstanding balance at September 30, 2025.

NOTE 9 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $38.1 million at September 30, 2025. As of September 30, 2025, we also had a commitment to purchase approximately $62.5 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2031.

Defined Benefit Plan. We have a contributory defined benefit plan that covers certain employees in the United Kingdom. As of September 30, 2025, the underfunded liability for this defined benefit plan was approximately $3.4 million. We have agreed to a revised schedule of contributions of GBP 2.0 million (approximately $2.6 million based on a GBP: USD exchange rate of 1:1.3) to be paid annually with effect from January 1, 2023 to address the deficit revealed by the valuation (with the annual payments to be made by December 31, 2023 through December 31, 2028). A final payment of GBP 1.5 million (approximately $2.0 million based on a GBP: USD rate of 1:1.3) will be made by December 31, 2029.

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

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of September 30, 2025 and December 31, 2024, we had $316.9 million and $380.9 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

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

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Fair Value
	Other Current or Non-Current Assets		Other Liabilities
	2025	2024	2025	2024
Collared forwards	$2,916	$593	$-	$8,071

NOTE 11 – Leases

The Company leases certain assets used in its business, including land, buildings, and equipment. These leased assets are used for operational and administrative purposes.

The components of lease expense are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating lease expense	$3,602	$3,615	$10,835	$10,778
Finance lease expense:
Amortization of assets	7	7	21	22
Interest on lease liabilities	1	1	3	3
Short-term lease expense	623	564	1,711	1,685
Variable lease expense	1,393	1,374	3,718	3,676
Total lease expense	$5,626	$5,561	$16,288	$16,164

The table below sets forth supplemental balance sheet information related to leases. In our condensed consolidated balance sheets, right of use (“ROU”) assets are included in other long-term assets while lease liabilities are located in accrued liabilities and other for the current portion and other long-term liabilities for the non-current portion:

	September 30, 2025	December 31, 2024
Operating leases:
Operating lease ROU assets	$55,248	$53,749

Current operating lease liabilities	11,146	10,863
Noncurrent operating lease liabilities	31,362	28,648
Total operating lease liabilities	$42,508	$39,511

Finance leases:
Finance lease ROU assets	$2,765	$2,708
Accumulated amortization	(2,630)	(2,606)
Finance lease ROU assets, net	$135	$102

Current finance lease liabilities	$43	$40
Non-current finance lease liabilities	91	63
Total finance lease liabilities	$134	$103

Weighted average remaining lease term (in years):
Operating leases	7.3	6.6
Finance leases	3.1	3.3

Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$14,579	$15,469
Operating cash outflows from finance leases	2	3
Financing cash outflow from finance leases	73	36

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	10,620	3,630

The table below sets forth information about lease liability maturities:

	September 30, 2025
	Operating Leases	Finance Leases
2025	$5,203	$12
2026	12,479	47
2027	8,568	44
2028	5,579	36
2029	2,622	3
2030	2,584	-
2031 and thereafter	12,979	-
Total lease payments	50,014	142
Less: imputed interest	(7,506)	(8)
Total lease obligations	42,508	134
Less: current obligations	(11,146)	(43)
Long-term lease obligations	$31,362	$91

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At September 30, 2025 and December 31, 2024, these investments totaled approximately $19.6 million and $17.2 million, respectively.

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

The tables below set forth the revenues, expenses, accounts receivable and accounts payable with our related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Keylink:
Net sales	$(37)	$15	$(10)	$3,373
Purchases	$6	$270	$205	$988
Plating, rental, and consulting expense	$3,438	$3,625	$9,966	$11,568
Nuvoton:
Net sales	$3	$2	$56	$35
Purchases	$2,218	$1,570	$4,561	$5,699
JCP:
Purchases	$-	$44	$105	$180
Atlas:
Purchases	$2,055	$1,327	$8,793	$2,632

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	September 30, 2025	December 31, 2024
Keylink:
Accounts receivable	$24,568	$23,796
Accounts payable	$27,100	$26,522
Nuvoton:
Accounts receivable	$1	$31
Accounts payable	$1,255	$543
JCP:
Accounts payable	$-	$64
Atlas:
Accounts payable	$306	$558

NOTE 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of September 30, 2025, the Company had $97.5 million of investments accounted for under the measurement alternative. During the nine months ended September 30, 2025, the Company recorded $28.0 million of non-cash mark-to-market adjustments related to the value of a previously made equity investments.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock and the Company’s previously held convertible note converted to $5.2 million of preferred stock. In June 2025, the Company acquired an additional interest in Atlas by purchasing $12.3 million of preferred stock. In connection with the additional investment in Atlas in June 2025, the Company recorded an upward mark-to-market adjustment of $33.3 million to adjust the value of the investment. The primary purpose for providing the additional investments in Atlas was to provide for continued access to developing technology with potential future benefit to the Company. At September 30, 2025, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more than 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

	September 30, 2025	December 31, 2024
VIE total assets	$42,774	$20,273
VIE total liabilities	11,281	4,945

Diodes' equity in VIE	$90,035	$44,420
Diodes' note receivable from VIE	9,000	4,000
Diodes' interest receivable from VIE	515	245
Diodes' maximum exposure to loss	$99,550	$48,665

ATX Semiconductor SDN

In June 2025, the Company entered into a Joint Venture Agreement with GAPT to acquire a 43% interest and joint control of ATX, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging.

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

Summary for the three months ended September 30, 2025

•
Net sales were $392.2 million, an increase of 12.0% from the $350.1 million in the three months ended September 30, 2024 and an increase of 7.1% from the $366.2 in three months ended June 30, 2025;
•
Gross profit was $120.5 million, an increase of 2.1% from the $118.0 million in the three months ended September 30, 2024 and an increase of 4.5% from the $115.3 million in the three months ended June 30, 2025;
•
Gross profit margin was 30.7%, compared to 33.7% in the three months ended September 30, 2024 and 31.5% in the three months ended June 30, 2025;
•
Net income was $14.3 million, compared to net income of $13.7 million in the three months ended September 30, 2024 and net income of $46.1 million in the three months ended June 30, 2025;
•
Earnings per share attributable to common stockholders was $0.31 per diluted share, compared to $0.30 per diluted share in the three months ended September 30, 2024 and $0.99 per diluted share in the three months ended June 30, 2025; and
•
Cash flow provided by operations was $79.1 million. We had $16.3 million of capital expenditures. Net cash flow was $59.3 million.

As of September 30, 2025, our cash, cash equivalents, and short-term investments were $386.4 million, and we had access to unused borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Net sales for the three months ended September 30, 2025 increased 7% sequentially and 12% year-over-year driven by strong demand across the general computing market, including artificial intelligence related server applications as well as data center and edge computing. The Company’s global point of sales increased the strongest in Asia followed by North America. Additionally, channel inventory is at healthy levels, decreasing again this quarter in terms of dollars and weeks with overall inventory dollars decreasing over 25% from peak levels.

While the rate of recovery in the automotive and industrial markets continues to be slower than expected, revenue increased both sequentially and year-over-year in both of these end markets. When coupled with the computing market growing the strongest along with the consumer market also increasing sequentially, product mix unfavorably weighed on gross margin during the quarter. Future margin expansion will be driven by the Company’s higher-margin automotive and industrial end markets combined with increased new product introductions in all target markets as well as improved loading across our manufacturing facilities.

Results of operations for the three months ended September 30, 2025 and 2024

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Three Months Ended September 30,
	2025	2024
Net sales	100%	100%
Cost of goods sold	(69)	(66)
Gross profit	31	34
Total operating expense	(28)	(27)
Income from operations	3	6
Total other income (expense)	2	(1)
Income before income taxes and noncontrolling interest	5	5
Income tax provision	(1)	(1)
Net income	4	4
Net income attributable to common stockholders	4	4

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30,
	2025	2024	Increase/(Decrease)	% Change
Net sales	$392,170	$350,079	$42,091	12.0%
Cost of goods sold	271,682	232,071	39,611	17.1%
Gross profit	120,488	118,008	2,480	2.1%
Total operating expense	108,916	96,131	12,785	13.3%
Interest income	8,487	4,532	3,955	87.3%
Interest expense	(503)	(456)	47	10.3%
Foreign currency (loss), net	(3,328)	(4,423)	(1,095)	24.8%
Unrealized gain (loss) on investments	2,391	(3,410)	5,801	(170.1%)
Other income	413	682	(269)	(39.4%)
Income tax provision	3,555	3,619	(64)	(1.8%)

Net sales increased approximately $42.1 million, or 12.0%, for the three months ended September 30, 2025, compared to the same period last year, primarily due to strong demand in the computing market, especially for artificial intelligence related server applications as well as data center and edge computing. During the three months ended September 30, 2025, weighted-average sales price decreased

4.1% and volume increased 19.5%, when compared to the same period in 2024. The decrease in weighted-average sales price was primarily due to lower market pricing.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024
Industrial	22%	23%
Automotive	19%	19%
Computing	28%	25%
Consumer	18%	18%
Communications	13%	15%

For the three months ended September 30, 2025, gross profit increased approximately 2.1% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the three months ended September 30, 2025 and 2024 was 30.7% and 33.7%, respectively. The decrease in gross profit margin was primarily due to factory utilization and lower market pricing.

Operating expenses for the three months ended September 30, 2025, increased $12.8 million when compared to the three months ended September 30, 2024. Operating expenses as a percentage of net sales were 27.8% and 27.5% for the three months ended September 30, 2025 and 2024, respectively. SG&A increased approximately $1.1 million as compared to the same period last year reflecting an increase in salaries and wages of $3.7 million, partially offset by decreases in selling expenses of $2.0 million and professional services of $1.1 million. SG&A, as a percentage of net sales, was 15.4% and 17.0% for the three months ended three months ended September 30, 2025 and 2024 respectively. For the three months ended September 30, 2025, research and development expenses (“R&D”) increased approximately $8.2 million when compared to the three months ended September 30, 2024, due to increased R&D spending in wages and benefits of $2.7 million, increased depreciation and amortization of $2.3 million, operating expense of $1.5 million, and marketing expense of $1.3 million. R&D, as a percentage of net sales, was 10.7% and 9.6% for the three months ended September 30, 2025 and 2024, respectively.

Interest income increased $4.0 million, or 87.3%%, for the three months ended September 30, 2025, compared to the same period last year, reflecting interest income received in the Company’s derivative hedging instruments. Interest expense was flat for the three months ended September 30, 2025, compared to the same period last year. During the three months ended September 30, 2025, the Company recognized $2.4 in unrealized gains on investments for mark-to-market adjustments.

We recognized an income tax expense of approximately $3.6 million for the three months ended September 30, 2025 and 2024, respectively. The similarity in income tax expense between periods is consistent with comparable levels of pretax book income in the respective quarters.

Results of operations for the nine months ended September 30, 2025 and 2024

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

	Percent of Net Sales
	Nine Months Ended September 30,
	2025	2024
Net sales	100%	100%
Cost of goods sold	(69)	(67)
Gross profit	31	33
Total operating expense	(29)	(29)
Income from operations	2	4
Total other income	4	1
Income before income taxes and noncontrolling interest	6	5
Income tax provision	(1)	(1)
Net income	5	4
Net income attributable to common stockholders	5	4

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2025, compared to the three months ended September 30, 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2025	2024	Increase/(Decrease)	% Change
Net sales	$1,090,495	$971,822	$118,673	12.2%
Cost of goods sold	749,989	646,844	103,145	15.9%
Gross profit	340,506	324,978	15,528	4.8%
Total operating expense	318,249	286,445	31,804	11.1%
Interest income	21,324	13,383	7,941	59.3%
Interest expense	(1,476)	(1,840)	(364)	(19.8%)
Foreign currency (loss) gain	(9,943)	(2,652)	7,291	(274.9%)
Unrealized gain (loss) on investments	28,004	1,310	26,694	(2037.7%)
Impairment of equity investment	(5,817)	-	5,817	N/A
Gain on disposal of subsidiary	13,730	-	13,730	N/A
Other income	1,409	1,678	(269)	(16.0%)
Income tax provision	12,638	9,799	2,839	29.0%

Net sales increased approximately $118.7 million, or 12.2%, for the nine months ended September 30, 2025, compared to the same period last year. During the nine months ended September 30, 2025, weighted-average sales price increased 0.1% and volume increased 12.1%, when compared to the same period in 2024. The increase in weighted-average sales price was primarily due to product mix.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Industrial	23%	23%
Automotive	19%	18%
Computing	27%	25%
Consumer	18%	19%
Communications	13%	15%

For the nine months ended September 30, 2025, gross profit increased approximately 4.8% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the nine months ended September 30, 2025 and 2024 was 31.2% and 33.4%, respectively. The decrease in gross profit margin was primarily due to lower factory utilization and lower market pricing.

Operating expenses for the nine months ended September 30, 2025, increased $31.8 million when compared to the nine months ended September 30, 2024. Operating expenses as a percentage of net sales were 29.2% and 29.5% for the nine months ended September 30, 2025 and 2024, respectively. SG&A increased approximately $7.1 million as compared to the same period last year reflecting an increase in salaries and wages of $12.9 million. The increase in salaries and wages in 2025 when compared to 2024 is partially related to a reversal of bonus accruals in 2024 for bonuses that were not paid. SG&A, as a percentage of net sales, was 16.4% and 17.7% for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, R&D increased approximately $20.2 million when compared to the nine months ended September 30, 2024 due to increased R&D expenses related to R&D operating expense of $5.0 million, marketing of $5.1 million, supplies of $2.6 million, and salaries and benefits of $5.8 million. R&D, as a percentage of net sales, was 11.1% and 10.4% for the nine months ended September 30, 2025 and 2024, respectively.

Interest income increased $7.9 million, or 59.3%, for the nine months ended September 30, 2025, compared to the same period last year, reflecting interest income received in the Company’s derivative hedging instruments. Interest expense was flat for the nine months ended September 30, 2025, compared to the same period last year. During the nine months ended September 30, 2025, the Company recognized an impairment loss on an equity investment of $5.8 million, due to a decline in the value of the investment. The change in unrealized gain on investments in 2025 compared to 2024 was due to mark-to-market adjustments to adjust the value of the investments, including a $33.3 million increase in the value of the Company’s investment in Atlas. The Company recognized a gain of approximately $13.7 million related to the disposal of a subsidiary.

We recognized an income tax expense of approximately $12.6 million and $9.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in income taxes for 2025 compared to 2024 was primarily attributable to an increase in pretax book income.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments, and our credit facilities. Our cash and cash equivalents and restricted cash increased from $314.7 million at December 31, 2024 to $382.0 million at September 30, 2025. This increase in cash, cash equivalents, and restricted cash reflects normal operations of the Company. As of September 30, 2025, we had short-term investments totaling $9.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At September 30, 2025 and December 31, 2024, our working capital was $889.7 million and $848.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments, and available borrowing under credit facilities to be sufficient to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of September 30, 2025, our foreign subsidiaries held approximately $197.5 million of cash, cash equivalents and investments of which approximately $79.3 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $79.3 million is held in Germany, China, Korea, and Taiwan.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $148.9 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offering Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of September 30, 2025, was approximately $115.3 million, net of $33.2 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at September 30, 2025.

Because some of our outstanding debt is subject to variable interest rates, higher interest rates will potentially increase our overall debt service cost. If interest rates rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024
Net cash flows from operating activities	$177,397	$37,613
Net cash flows from investing activities	(93,970)	(48,875)
Net cash flows from financing activities	(30,824)	(15,536)
Effect of exchange rate changes on cash and cash equivalents	14,720	25,399
Change in cash and cash equivalents, including restricted cash	$67,323	$(1,399)

Operating Activities

Net cash flows from operating activities for the nine months ended September 30, 2025 was $177.4 million. The following recurring operating items gave rise to the calculation of net cash flows from operating activities for the nine months ended September 30, 2025: Net income of $56.9 million, depreciation and amortization of intangible assets of $108.5 million, a net increase of $43.3 million of changes in working capital accounts, and share-based compensation of $19.0 million. During the nine months ended September 30, 2025 the Company also recognized net investment gains of $27.6 million, including a $33.3 million non-cash mark-to-market increase in the value of the Company’s investment in Atlas, a non-cash mark-to-market decrease of $5.5 million of previously made equity investments, and a gain on the disposal of a subsidiary for $13.7 million.

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

Investing Activities

Net cash and cash equivalents from investing activities was $(94.0) million for the nine months ended September 30, 2025. Net cash and cash equivalents from investing activities for the nine months ended September 30, 2025 was primarily due to purchases of property, plant, and equipment of $52.7 million, or 4.8% of net sales. We expect capital expenditures for the twelve months ended December 31, 2025 to be within our target model of 5% to 9% of net sales. The Company made purchases of equity securities of $49.3 million, including making an investment in ATX of approximately $30.0 million, increasing its investment in Atlas by approximately $17.3 million, and the acquisition of the minority interest in a joint venture in Taiwan for approximately $4.1 million, bringing the Company’s ownership to 100%. The Company also paid approximately $6.9 million due to the expiration of a hedge instrument. These uses of cash for investing were partially offset by the receipt of approximately $16.0 million related to the sale of TFS.

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

Financing Activities

Net cash and cash equivalents from financing activities was $(30.8) million for the nine months ended September 30, 2025. Net cash from financing activities in the nine months ended September 30, 2025 consisted of net decreases in non-controlling interests of $18.0 million, stock repurchases of $10.0 million, $1.6 million of net decreases in our debt, and taxes paid on net share settlements of $4.3 million. Net cash and cash equivalents from financing activities was ($15.5) million for the nine months ended September 30, 2024. Net cash provided by financing activities in the nine months ended September 30, 2024 consisted primarily of $3.8 million of net decreases in our debt and taxes paid on net share settlements of $9.5 million.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Gary Yu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of September 30, 2025, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIODES INCORPORATED
(Registrant)

November 6, 2025	By: /s/ Gary Yu
Date	GARY YU
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)