Form 10-K
period 2025-12-31
DIODES INC /DEL/
filed 2026-02-10
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the 45,313,825 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $52.89 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.4 billion.

The number of shares of the registrant’s Common Stock outstanding as of February 3, 2026 was 45,877,458.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

PART I

Item 1. Business.

GENERAL

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we,” or “our” (Nasdaq: DIOD)), delivers high-quality semiconductor products to the world’s leading companies in the automotive, industrial, computing, consumer electronics, and communications markets. We leverage our expanded product portfolio of analog and power solutions combined with a flexible hybrid manufacturing model that meet customers’ needs. Our broad range of application-specific products, delivered through a total solutions sales approach and supported by global operations including engineering, testing, manufacturing, and customer service, enable us to be a premier provider for high-growth markets. For more information, visit www.diodes.com.

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

Greenock, Scotland

Bratislava, Slovakia

New Taipei City, Hsinchu, and Tainan, Taiwan

Milpitas, California, and Plano, Texas, United States

•
Wafer Fabrication

Shanghai and Wuxi, China

Oldham, England

Greenock, Scotland

Hsinchu, Taiwan

South Portland, Maine, United States

•
Assembly and Test

Shanghai, Chengdu, and Wuxi, China

Neuhaus am Rennweg, Germany

Chongli, Taiwan

•
Sales, Warehouse, and Logistics

Hong Kong, Shanghai, Beijing, Shenzhen, Wuhan, Qingdao, and Xiamen, China

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

Our market focus is on high-growth, end-user applications in the following areas:

•
Automotive: connected driving, comfort/style/safety, electrification/powertrain;
•
Industrial: embedded systems, industrial automation, medical, energy management, smart buildings;
•
Computing: Artificial Intelligence (“AI”) data center including AI server, storage, and edge AI;
•
Consumer: Internet of things (“IoT”): wearables, home automation, home appliances, and charging solutions; and
•
Communications: smart phones, telecom, enterprise networking, smart infrastructure including space-based connectivity.

From 2021 to 2025, our annual net sales ranged from $1.8 billion to $1.5 billion. Our product line includes over 28,000 products, and we shipped approximately 45 billion units in 2025, 39 billion units in 2024, and 42 billion units in 2023. The increase in units shipped in 2025 was driven by the improvement in overall demand in the semiconductor industry.

2025 SUMMARY AND BUSINESS OUTLOOK

In 2025 the Company’s net sales increased 13.0% compared to 2024, which is the highest level of annual growth since 2021. Additionally, the fourth quarter of 2025 represented the fourth consecutive quarter of double-digit growth year-over-year, further highlighting the success of the Company’s design win initiatives and content expansion over the past year. The Company has continued to see demand improvements across all target markets and geographies, with the most significant growth for the full year driven by strength in the computing market for AI server-related applications as well as increases in our automotive and industrial end markets. More recently, we have been strategically supporting key customers on new opportunities and orders specifically in the automotive and communications markets, while also further extending our design-in momentum across all end markets.

We continue to work towards our previously stated goal of $1.0 billion in gross profit based upon $2.5 billion in net sales and a gross margin of 40%. As part of achieving this goal, the Company has set 3-year interim financial targets, which include achieving $2.0 billion in annual net sales with approximately $700 million in gross profit, or 35% plus, in gross margin.

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

SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

The Company’s operations are managed and reported on a consolidated basis to our President and Chief Executive Officer (“CEO”) who is also our chief operating decision maker (“CODM”). For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing, and distribution facilities. which reflects the way in which our CODM executes operating decisions, allocates resources, and manages the growth and profitability of the Company. We sell product primarily through our operations in Asia, the Americas, and Europe. See Note 16 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

OUR STRATEGY

Our next key goal is to reach $1.0 billion in gross profit based upon $2.5 billion in net sales and a gross margin of 40%. As part of achieving this goal, the Company has set 3-year interim financial targets, which include achieving $2.0 billion in annual net sales with approximately $700 million in gross profit, or 35% plus, in gross margin.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative analog and discrete power solutions semiconductor products – We intend to maintain our rapid pace of new product introductions across all our markets with continued emphasis in AI applications for computer market, the industrial market, and the automotive market. We will also continue to focus on the high-volume, high-growth applications with short design cycles, such as: IoT, wearables, home automation, and smart infrastructure; portables such as smartphones, tablets, notebooks, and edge AI devices; other consumer electronics and computing devices. During 2025 and 2024, we continued to achieve many significant new design wins with our direct sales customers. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines, or companies in order to enhance our product portfolio and accelerate our new product offerings. Examples of recent acquisitions include:

•
In June 2025, we entered into a joint venture agreement with Global Advanced Packaging Test Limited to acquire a 43% interest in and joint control of ATX Semiconductor SDN, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging.
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

Analog products, including: power management devices such as AC-DC and DC-DC converters, digital isolators and isolated gate drivers, USB power switches, low dropout, photocoupler, and linear voltage regulators; standard linear devices such as operational amplifiers and comparators, current monitors, voltage references, and reset generators; LED lighting drivers; audio amplifiers; and sensor products including Hall-effect sensors and motor drivers;

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

End-Markets	2025	2024	2023	End product applications
Industrial	23%	23%	27%

Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HVAC/LED lighting, retrofit bulb, smart meters, and embedded computers

Automotive	19%	19%	19%	ADAS (advanced driver assistance systems), telematics, infotainment, lighting, BLDC motor control, electrification and powertrain, and battery management
Computing	27%	25%	23%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, artificial intelligence servers, storage, cloud computing, and data center applications
Consumer	18%	19%	18%

Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches, wearable IoT, home automation, and smart infrastructure

Communications	13%	14%	13%	5G networks, smartphones, IP gateways, routers, switches, hubs, fiber optics, and charging solutions

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

CUSTOMERS

We serve over 50,000 customers worldwide. The majority of our customers are served through our distribution network and some are direct customers who purchase directly from the Company. Our customers represent leading direct sales customers representing a broad range of industries, leading EMS providers and leading distributors. For the twelve months ended December 31, 2025, 2024, and 2023, our direct sales and EMS customers together accounted for 35%, 37%, and 32%, respectively, of our net sales. In addition, for information concerning our business with related parties, see “Business – Certain Relationships and Related Party Transactions.”

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2025, 2024, and 2023:

Net Sales by Region	2025	2024	2023
Asia	$1,156,823	$1,020,256	$1,181,519
Europe	185,223	188,402	287,549
Americas	140,027	102,462	192,671
Total net sales	$1,482,073	$1,311,120	$1,661,739

Net Sales by Type	2025	2024	2023
Direct sales	$522,368	$479,845	$530,446
Distributor sales	959,705	831,275	1,131,293
Total net sales	$1,482,073	$1,311,120	$1,661,739

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

MANUFACTURING OPERATIONS AND FACILITIES

We operate assembly and test facilities located in China, Taiwan, and Germany. We operate wafer fabrication facilities located in China, Great Britain, Taiwan, and the United States. For the years ending December 31, 2025 and 2024, our total cash capital expenditures were approximately $78.4 million and $73.0 million, respectively.

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

HUMAN CAPITAL MANAGEMENT

As an international semiconductor company with a global footprint, Diodes recognizes the important role its human capital plays in a talent-based economy, and the impact of effective and efficient human capital management on its long-term strategic success and sustainable growth.

Our employees are our most critical asset - they contribute to our financial success for the benefit of all our stakeholders, are a source of great idea generation that fuels the engine of product innovation, and they are collaborators and contributors to the success of the communities in which we live and work. Human capital management affects many aspects of our operations, including recruitment and talent acquisition, retention, training and development, workforce optimization, performance management, workplace safety, employee health and wellness, employee engagement, and diversity and inclusion.

Employee Communication - Developing two–way communications and deploying effective feedback mechanisms are critical components in our employee engagement process. In addition to regular President/CEO “all hands” meetings, we have an open door policy and encourage employees to have routine conversations with their managers to share feedback and express concerns. We also solicit employee feedback informally through regular employee interactions. We conduct individual and team-based performance management appraisals where we hold our managers accountable for setting clear expectations and goals with their teams, provide coaching, help managers identify professional development opportunities, and engage in periodic performance reviews. To that end, we assist our managers with performance-management tools to help them effectively manage their teams and optimize workforce productivity.

Employee Retention, Training, and Coaching - Employee retention is a critical element in our sustainable success. To maintain a stable workforce, we provide skill-advancement training and coaching, where appropriate, to help our employees enhance their existing skillsets. With our support and preparation, our employees can continue to grow in their current role and maximize the value they contribute to their current teams. Where a suitable rotation opportunity arises, we provide skill-expansion training to equip employees for these new positions.

Employee Safety and Health - The Company’s health and safety policy is based on our commitment to provide a safe workplace for all employees worldwide and applies to our suppliers, vendors, partners, and service providers Every employee is responsible for safety, and Diodes encourages employees to notify their manager of any safety-related concerns. To that end, we require that all applicable federal, state, and local safety requirements are observed.

Employee Demographics - We regularly review our workforce demographics and organizational structure to ensure that we have an efficient organization positioned to deliver cost-effective, high-quality products to our customers and to serve the markets in which we operate.

Diversity and Inclusion - Diodes respects each individual, welcomes diversity, and embraces different perspectives as a key to innovation. Innovation is one of our core values and we are committed to providing a safe and respectful work environment to ensure we bring out the best in our employees.

As of December 31, 2025, Diodes had 7,989 employees. 6,753 of our employees were in Asia, 790 were in Europe, and 446 were in the Americas. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement. In Europe all our employees are covered by individual employment agreements with some collective bargaining agreements in place. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules, and regulations related to the use, storage, handling, discharge, or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, Taiwan, the U.K., and the U.S. where our wafer fabrication facilities are located, and in China, Taiwan, and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the twelve month periods ended December 31, 2025, 2024, and 2023, our capital expenditures for environmental controls have not been material. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results, and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”), Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), Atlas Magnetics, Co (“Atlas”), and ATX Semiconductor SDN (“ATX”).

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

Atlas is an early stage privately held fabless wafer design company in which the Company holds a majority equity interest. The Company determined that Atlas is a variable interest entity (“VIE”) and a related party. While the Company does own more than 50% of Atlas, the Company does not have the power to direct the activities that most significantly impact Atlas, including obtaining control of the board of directors, and therefore, has determined that the Company is not the primary beneficiary. For additional information related to Atlas see Note 19 - Equity Investments - Variable Interest Entities, below.

In May 2025, we entered into a joint venture agreement with Global Advanced Packaging Test Limited to acquire a 43% interest in and joint control of ATX, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging.

We consider our relationships with Keylink, Nuvoton, JCP, Atlas, and ATX to be mutually beneficial and plan to continue these strategic alliances.

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

We currently have a floating rate debt that is subject to interest rate changes. See “Liquidity and Capital Resources” below and Note 8 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December 31, 2025, an increase or decrease in interest rates by 1.0% for the year on our long-term debt would increase or decrease our annual interest rate expense by approximately $0.6 million.

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

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2025, $25.7 million in long-term debt was outstanding. In addition we have short-term foreign credit facilities with borrowing capacities of approximately $150.3 million with an unused amount of $119.6 million.

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

The Chinese government has provided various incentives to technology companies to encourage development of the high-tech industry. We have three manufacturing facilities located in China that were approved for High and New Technology Enterprise (“HNTE”) status for the tax years 2024-2026 and one manufacturing facility approved for the tax years 2025-2027. As a result, we are entitled to a preferential enterprise income tax rate of 15% and other measures so long as our manufacturing facilities continue to maintain their HNTE status. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved China facilities would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition. The Company expects to continue to meet HNTE requirements in future years. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount. Any prior years that have already been approved are subject to audit requirements.

We have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate on applicable income would increase to 25%, which could adversely affect our operating results and financial condition.

Exclusive of one-time deferred tax charges of $0.9 million and $1.6 million for the twelve months ended December 31, 2025 and 2024, the impact of tax holidays decreased our tax expense by approximately $1.3 million, $1.1 million, and $0.7 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively. There were no one-time deferred tax charges for the twelve months ended December 31, 2023. Exclusive of the deferred tax charges, the benefit of the tax holidays on basic and diluted earnings per share was $0.03, $0.02, and $0.02 for the twelve months ended December 31, 2025, 2024, and 2023, respectively.

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

As of December 31, 2025, the benefit obligation of the Plan was approximately $98.6 million and the total assets in the Plan were approximately $97.4 million. Therefore, the Plan was underfunded by approximately $1.2 million. The difference between Plan obligations and assets, or the funded status of the Plan, is a significant factor in determining the net periodic benefit costs of the Plan and the ongoing funding requirements of the Plan.

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

The majority of our manufacturing facilities are located in China. For the twelve months ended 2025, 2024, and 2023 our Asian and European subsidiaries represented approximately 68%, 72%, and 68%, respectively, of our net sales. There are risks inherent in doing business internationally, including the following, any of which could cause harm to our business:

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

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2025 approximately 45% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results, and prospects.

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

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2025, we had undistributed earnings from non-U.S. operations of approximately $1.3 billion (including approximately $112.7 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $449.6 million of this total. Additional Chinese withholding taxes of approximately $49.2 million would be required should the $449.6 million of such earnings be distributed out of China as dividends.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Governance

Cybersecurity risk oversight continues to remain a top priority for the Board of Directors. The Board of Directors is responsible for oversight of the Company’s information security program, including risks of cybersecurity threats. The Risk Oversight Committee and Audit Committee, which support the Board of Directors in the oversight of the Company’s information security program are focused on risks from cybersecurity threats, including incident response planning, timely identification and assessment of incidents, incident recovery, and business continuity considerations. The Risk Oversight Committee members have varied expertise and experience including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. The Risk Oversight Committee has delegated day-to-day oversight of our information security program to our executive officers, the Vice President of Information Technology (“VP of IT”), and our Global Cybersecurity Defense Office(the “CDO”) team. The VP of IT reports to our President and Chief Executive Officer and is a 40 year veteran of the information technology industry. The VP of IT regularly meets with our President and Chief Executive Officer to inform him of matters related to cybersecurity risks and incidents. These meetings are designed to ensure that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant known cybersecurity matters and strategic risk management decisions are escalated to the Board of Directors, ensuring that the Board of Directors has oversight and can provide guidance on critical cybersecurity issues. We believe our information security team is well positioned to identify risks from cybersecurity threats based on numerous job qualifications and on-going training.

Our incident response team, headed by the VP of IT and CDO, reports material cybersecurity incidents to our executive officers and to our Board of Directors. The Company also has an information security advisory board comprised of senior leaders within the Company. These senior leaders include representation from functions including product line, sales and marketing, manufacturing, legal, finance, human resources, supply chain, information technology, and regional representation. Responsibilities of the advisory board include:

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

The VP of IT has a monthly meeting with the Company’s Chief Executive Officer to provide an update of cybersecurity incidents and risks, irrespective of materiality. The Company’s Board of Directors is provided a quarterly update on cybersecurity roadmaps and progress.

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

Specifically, our information security program establishes and maintains our corporate-wide cybersecurity program and provides guidance and direction for information security activities and controls at Diodes. Through our cybersecurity program, we monitor the environment for incidents, classify the activity, and escalate incidents according to Company procedures. Incidents classified to a level that may significantly impact the Company are escalated to management for monitoring and action if necessary. The Company also maintains an appropriate system of hygiene for internal and external systems through accepted information technology practices such as patching, security monitoring, capacity management, availability monitoring, and third-party vulnerability scanning.

Our VP of IT oversees and manages the Company’s cybersecurity risk monitoring and mitigation processes and regularly collaborates with other departments, including business units and the information technology department, as necessary, to facilitate the risk monitoring and mitigation processes and to ensure the policies and procedures for our information security program are integrated into our overall risk management assessment. The information security team performs a bi-annual third-party assessment using industry standard frameworks of our information security program. Results are shared with the Company's management and with the Board of Directors.

We have defined policies and procedures for cybersecurity incident detection, containment, response, and remediation and have adopted physical, technological, and administrative cybersecurity and data privacy controls. In particular, the Company has established a cybersecurity incident response plan includes classification of cybersecurity incidents, to whom to escalate an incident, and when to escalate a cybersecurity incident, including direct communication to the VP of IT and our President and Chief Executive Officer. The Company regularly conducts vulnerability assessments and tracks remediation to completion. Critical systems are periodically audited against industry standards.

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

Item 2. Properties.

Our corporate headquarters are located in Plano, Texas. As of December 31, 2025, we own approximately 3.9 million square feet of property and lease approximately 4.8 million square feet of property, with leases expiring at various times between 2026 and 2029 and with land rights expiring in 2061. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. The table below sets forth the largest of the properties either owned or leased by the Company.

We believe our current facilities are adequate for the foreseeable future.

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, Texas	41,835
Regional sales office/Administrative office/R&D center/apartment	USA - Milpitas, California	86,321
Manufacturing facility/office/chemical warehouse/wellness building	USA - South Portland, Maine	323,462
Manufacturing facilities/Administrative office/R&D center/Logistics	China - Chengdu	267,331
Regional sales office	China - Hong Kong	9,113
Manufacturing facility/R&D center/Logistics/Manufacturing facility/Sales/Administrative office	China - Shanghai	1,649,179
Regional sales office/RD Center/Administrative Office/Manufacturing facility	China - Shenzhen	12,973
Manufacturing facility	China - Wuxi	581,437
Regional Sales Office	China-Xiamen	1,507
R&D center	China - Yangzhou	6,085
Regional sales office/R&D Center	China - Beijing	2,925
Regional sales office	China - Hubei, WuHan	1,265
Regional Sales Office	China - ShanDong, QingDao	1,469
R&D Center/Administrative Office	China - Nanjing	11,155
Administrative office/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Sales office	Germany - Munich	6,297
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Regional Sales Office	Germany - Eltvile	700
Regional Sales Office	Japan - Milnato-ku	8,011
Regional sales office/RD Center/Administrative Office/Manufacturing facility	Korea - Seongnam-si	8,863
Manufacturing facility/R&D center/Logistics/Administrative office	Scotland - Greenock	1,001,873
Regional sales office/RD Center/Administrative Office	Singapore City - Singapore	1,755
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	59,395
Manufacturing facility/R&D center/Production/Administrative office	Taiwan - Hsinchu	394,946
R&D center/Regional Sales Office/Administrative Office/Manufacturing Office/Production	Taiwan - Tainan	9,572
Regional sales office/Administrative office/Logistics/R&D/Manufacturing	Taiwan - Taipei	15,483
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	78,781
RD Center	Slovakia - Bratislava	2,917

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol “DIOD.”

Holders

As of February 3, 2026, there were approximately 177 registered holders of record of the Company’s common stock. A substantially greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2026 definitive proxy statement, which we expect to file with the SEC in April 2026, in Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2025. The graph is not necessarily indicative of future price performance.

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

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.

Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2020 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2025		2020	2021	2022	2023	2024	2025
Diodes Incorporated	Return %		55.76	(30.67)	5.74	(23.42)	(20.00)
	Cum $	100	155.76	107.99	114.18	87.44	69.95

NASDAQ Industrial Index	Return %		8.81	(35.05)	28.93	25.67	5.07
	Cum $	100	108.81	70.67	91.12	114.52	120.32

NASDAQ Composite-Total Returns	Return %		22.18	(32.54)	44.64	29.57	21.14
	Cum $	100	122.18	82.43	119.22	154.48	187.14

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	-	$-	-	-
November 1, 2025 to November 30, 2025	332,867	$45.08	332,867	-
December 1, 2025 to December 31, 2025	176,674	$49.83	176,674	-
Total	509,541		509,541	$66,186,357

All open-market purchases during the quarter were made under the authorization received from our board of directors on May 8, 2025, to purchase up to $100.0 million of the Company’s common stock. As of December 31, 2025, $33.8 million of the May 2025 program had been utilized. Share repurchases under the program may be made from time to time in the open market, through privately-negotiated transactions, or otherwise, subject to applicable laws, regulations, and approvals. The timing of the share repurchases will depend on a variety of factors, including market conditions, and the share repurchases may be suspended or discontinued at any time.

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

A discussion of our results of operations for the year ended December 31, 2025 compared to December 31, 2024 is included below. For a discussion and comparison of the results of our operations for the year ended December 31, 2024 with the year ended December 31, 2023, refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K for the year ended December 31, 2024 filed with the SEC on February 14, 2025.

General

Diodes Incorporated, together with its subsidiaries (collectively the “Company,” “we,” or “our” (Nasdaq: DIOD)), delivers high-quality semiconductor products to the world’s leading companies in the automotive, industrial, computing, consumer electronics, and communications markets. We leverage our expanded product portfolio of analog and power solutions combined with a flexible hybrid manufacturing model that meet customers’ needs. Our broad range of application-specific products, delivered through a total solutions sales approach and supported by global operations including engineering, testing, manufacturing, and customer service, enable us to be a premier provider for high-growth markets. For more information, visit www.diodes.com.

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

Greenock, Scotland

Bratislava, Slovakia

New Taipei City, Hsinchu, and Tainan, Taiwan

Milpitas, California, and Plano, Texas, United States

•
Wafer Fabrication

Shanghai and Wuxi, China

Oldham, England

Greenock, Scotland

Hsinchu, Taiwan

South Portland, Maine, United States

•
Assembly and Test

Shanghai, Chengdu, and Wuxi, China

Neuhaus am Rennweg, Germany

Chongli, Taiwan

•
Sales, Warehouse, and Logistics

Hong Kong, Shanghai, Beijing, Shenzhen, Wuhan, Qingdao, and Xiamen, China

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

Our market focus is on high-growth, end-user applications in the following areas:

•
Automotive: connected driving, comfort/style/safety, electrification/powertrain;
•
Industrial: embedded systems, industrial automation, medical, energy management, smart buildings;
•
Computing: Artificial Intelligence (“AI”) data center including AI server, storage, and edge AI;
•
Consumer: Internet of things (“IoT”): wearables, home automation, home appliances, and charging solutions, and
•
Communications: smart phones, telecom, enterprise networking, smart infrastructure including space-based connectivity.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition, and liquidity of the Company for the twelve months ended December 31, 2025. This discussion should be read in conjunction with Item 8, the consolidated financial statements and the notes to consolidated financial statements.

Summary for the Twelve Months Ended December 31, 2025

•
Net sales were $1.5 billion, an increase of 13.0% over the $1.3 billion in 2024;
•
Gross profit was $462.4 million, a 6.1% increase from $435.9 million in 2024;
•
Gross profit margin was 31.2% compared to 33.2% in 2024;
•
Operating income decreased 29.7% to $35.5 million, or 2.4% of net sales, compared to $50.5 million, or 3.8% of net sales, in 2024;
•
Net income was $66.1 million, an increase of 50.2% from the $44.0 million in 2024;
•
Earnings per share was $1.43 per diluted share, a 50.5% increase from the $0.95 per diluted share in 2024;
•
We achieved $215.5 million of cash flow from operations. We had cash capital expenditures of $78.4 million, or 5.3% of net sales. Net cash flow was $57.6 million, which includes the net pay-down of $1.2 million of total debt.

Summary for the Twelve Months Ended December 31, 2024

•
Net sales were $1.3 billion, a decrease of 21.1% over the $1.7 billion in 2023;
•
Gross profit was $435.9 million, a 33.8% decrease from $658.2 million in 2023;
•
Gross profit margin declined to 33.2% compared to 39.6% in 2023;
•
Operating income decreased 79.9% to $50.5 million, or 3.8% of net sales, compared to $250.6 million, or 15.1% of net sales, in 2023;
•
Net income was $44.0 million, a decrease of 80.6% from the $227.2 million in 2023;
•
Earnings per share was $0.95 per diluted share, a 80.6% decrease from the $4.9 per diluted share in 2023;
•
We achieved $119.4 million of cash flow from operations. We had cash capital expenditures of $73.0 million, or 5.6% of net sales. Net cash flow was a negative $3.8 million, which includes the net pay-down of $7.6 million of total debt.

Business Outlook and Factors Relevant to Our Results of Operations

The Company ended 2025 with net sales growing 13% for the full year, which is the highest level of annual growth since 2021. Additionally, the fourth quarter of 2025 represented the fourth consecutive quarter of double-digit growth year-over-year, further highlighting the success of the Company’s design win initiatives and content expansion over the past year. The Company has continued to see demand improvements across all target markets and geographies, with the most significant growth for the full year driven by strength in the computing market for AI server-related applications as well as increases in our automotive and industrial end markets.

More recently, we have been strategically supporting key customers on new opportunities and orders specifically in the automotive and communications markets, while also further extending our design-in momentum across all end markets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of goods sold	(68.8)	(66.8)
Gross profit	31.2	33.2
Total operating expense	(28.8)	(29.4)
Income from operations	2.4	3.9
Interest income	1.9	1.4
Interest expense	(0.2)	(0.2)
Foreign currency loss, net	(0.9)	(0.5)
Unrealized gain (loss) on investments	1.9	-
Impairment of equity investment	(0.4)	-
Gain on disposal of subsidiary	0.9	-
Other (expense) income	(0.1)	0.2
Income before income taxes and noncontrolling interest	5.7	4.8
Income tax provision	(1.0)	(0.9)
Net income	4.7	3.9
Net (income) attributable to noncontrolling interest	(0.2)	(0.5)
Net income attributable to common stockholders	4.5	3.4

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

	Twelve Months Ended December 31,
	2025	2024	Increase/(Decrease)	% Change
Net sales	$1,482,073	$1,311,120	$170,953	13.0%
Cost of goods sold	1,019,637	875,258	144,379	16.5%
Gross profit	462,436	435,862	26,574	6.1%
Total operating expense	426,974	385,412	41,562	10.8%
Interest income	28,304	18,303	10,001	54.6%
Interest expense	(2,776)	(2,334)	442	18.9%
Foreign currency loss, net	(12,818)	(6,308)	6,510	(103.2%)
Unrealized gain (loss) on investments	28,561	(321)	28,882	8997.5%
Impairment of equity investment	(5,817)	-	5,817	-
Gain on disposal of subsidiary	13,730	-	13,730	-
Other (expense) income	(687)	2,892	(3,579)	(123.8%)
Income tax provision	14,789	11,840	2,949	24.9%

Net Sales

Our net sales increased approximately $171.0 million, or 13.0%, for the twelve months ended December 31, 2025, compared to the prior year, as we experienced stronger sales across all end markets. For the twelve months ended December 31, 2025, weighted-average sales price of the Company’s products decreased 1.7% and volumes increased 15.0% when compared to the prior year. The decline in weighted-average sales price was primarily due to product mix.

The table below sets forth our revenue as a percentage of product revenue by end-user market:

Twelve Months Ended December 31,
End-Markets	2025	2024	2023
Industrial	23%	23%	27%
Automotive	19%	19%	19%
Computing	27%	25%	23%
Consumer	18%	19%	18%
Communications	13%	14%	13%

Gross profit

For the twelve months ended December 31, 2025, gross profit increased approximately 6.1% when compared to the prior year, reflective of the increased revenue in 2025. Gross profit margin for the twelve month periods ended December 31, 2025 and 2024, was 31.2% and 33.2%, respectively. The decrease in gross profit margin was primarily due to product mix and slower growth in the industrial end market. Average unit cost increased 1.3% for the twelve months ended December 31, 2025, compared to the same period last year, due to the mix of the product being on lower margin/lower cost products, as well as raw material price increases, including gold.

Operating expenses

Operating expenses for the twelve months ended December 31, 2025 increased approximately $41.6 million, or 10.8%, compared to the same period last year. Selling, general, and administrative expenses (“SG&A”) increased approximately $7.7 million or 3.3%, compared to the same period last year. The increase in SG&A was due to an increase in salaries and wages and freight and duty expense of approximately $18.3 million and $2.3 million respectively. The increase in salaries and wages in 2025 when compared to 2024 is partially related to a reversal of bonus accruals in 2024 for bonuses that were not paid. The increase was partially offset by lower selling expenses of approximately $6.0 million, lower bad debt expense of approximately $5.9 million, and lower professional services expenses of approximately $1.5 million, including audit, consulting, and legal expenses.

Research and development expenses (“R&D”) increased $28.1 million when compared to the same period last year. R&D, as a percentage of net sales, was 10.9% and 10.2% for the twelve-month periods ended December 31, 2025 and 2024, respectively. The increases in R&D expense are related to increases in wages and benefits of approximately $9.3 million, marketing expense of approximately $6.2 million, depreciation and amortization of approximately $5.3 million, and supplies expense of approximately $2.3 million. R&D is a priority of the company and new products and new technologies are a life blood, reflected in the increased spending, but staying relatively consistent as a percentage of net sales. Amortization of acquisition-related intangibles increased approximately 34.7% reflecting a full year of the increased amortization expense due to the acquisition of Fortemedia in October 2024.

Other (expense)/income

Interest income increased $10.0 million or 54.6% when compared to 2024 due to increased interest income received on derivative financial instruments. Interest expense was relatively flat from 2024 to 2025. The change in unrealized gain on investments in 2025 compared to 2024 was due to mark-to-market adjustments to adjust the value of the investments, including a $33.3 million increase in the value of the Company’s investment in Atlas. The Company recognized a gain of approximately $13.7 million related to the disposal of a subsidiary. During the the twelve months ended December 31, 2025, the Company recognized an impairment loss on an equity investment of $5.8 million, due to a decline in the value of the investment.

Income tax provision

We recognized income tax expense of approximately $14.8 million for the twelve months ended December 31, 2025, and income tax expense of approximately $11.8 million for the twelve months ended December 31, 2024, resulting in effective income tax rates of 17.6% and 18.9%, respectively. The decrease in the effective tax rate for 2025 compared to 2024 is primarily attributable to an increase in overall pre-tax book income and the impact of the geographical mix of pre-tax income. Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. Any future distributions of foreign earnings will not be subject to additional U.S. income tax but may be subject to foreign withholding taxes. The Company has recorded outside basis differences in the limited instances where they do not assert permanent reinvestment. As of December 31, 2025, our foreign subsidiaries held approximately $221.2 million of cash, cash equivalents, and investments, of which approximately $80.1 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, short-term investments, funds from operations, and, if necessary, borrowings under our credit facilities.

Liquidity requirements

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund ongoing operations. For 2025 and 2024 our working capital was $878.6 million and $848.6 million, respectively. The Company’s working capital account balances reflect fluctuations from normal business activities. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations for at least the next 12 months.

The Company’s restricted cash primarily consisted of the cash required to be on deposit under contractual agreements with banks to support outstanding loan and import/export guarantees. As of December 31, 2025, restricted cash of $5.1 million was pledged as collateral for issuance of bank loans, bank acceptance notes, letters of credit, and funds held in escrow related to the Fortemedia acquisition.

Short-term investments

As of December 31, 2025, we had short-term investments of approximately $9.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $150.3 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2025, was approximately $119.6 million, net of $30.3 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term Secured Overnight Financing Rate (“SOFR”) or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at December 31, 2025.

Because some of our outstanding debt is subject to variable interest rates, the recent rise in interest rates will potentially increase our overall debt service cost. If interest rates continue to rise globally, our cost of capital may increase in the future.

Capital expenditures and investments

In 2025 and 2024, our total cash capital expenditures were approximately $78.4 million and $73.0 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in both our assembly/test and wafer fabrication facilities. Cash capital expenditures in 2025 were approximately 5.3% of our net sales, inline with the Company’s target model of 5% to 9% of net sales. Going forward, over the long term, the Company expects capital expenditures to continue to be within the 5% to 9% of net sales target model range.

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

Discussion of Cash Flows

Cash and cash equivalents, including restricted cash, increased approximately $57.6 million to $372.3 million in 2025 from $314.7 million in 2024. The table below sets forth summary information from our statements of cash flows:

	Twelve Months Ended December 31,
	2025	2024
Net cash and cash equivalents from operating activities	$215,513	$119,435
Net cash and cash equivalents from investing activities	(116,178)	(118,040)
Net cash and cash equivalents from financing activities	(54,811)	(19,344)
Effect of exchange rate changes on cash and cash equivalents	13,098	14,190
Change in cash and cash equivalents, including restricted cash	$57,622	$(3,759)

Operating Activities

Net cash flows from operating activities for 2025 was approximately $215.5 million, due primarily to $69.2 million of net income, $143.7 million in depreciation expense and amortization of intangible assets expense and $25.7 million from non-cash share-based compensation expense, and a net increase in cash attributable to changes in operating assets and liabilities of $36.5 million. These increases were partially offset by interest income from derivative financial instruments of $20.0 million, gain on disposal of property, plant and equipment of $0.6 million, non-cash gains on investments of $25.9 million, and a decrease in deferred income taxes of $7.5 million.

Investing Activities

Net cash flows from investing activities for 2025 was approximately $(116.2) million. The Company invested approximately $78.4 million in property, plant, and equipment, primarily at its production facilities in Asia. The Company made purchases of equity securities of $49.3 million, including making an investment in ATX of approximately $30.0 million, increasing its investment in Atlas by approximately $17.3 million, and the acquisition of the minority interest in a joint venture in Taiwan for approximately $4.1 million, bringing the Company’s ownership to 100%. The Company also paid approximately $4.0 million, net, due to the expiration of a hedge instrument. These uses of cash for investing were partially offset by the receipt of approximately $16.0 million related to the sale of TF Semiconductor Solutions, Inc.

Financing Activities

Net cash flows from financing activities for 2025 was approximately $(54.8) million, due primarily to repurchases of our common stock of $33.8 million, net changes in noncontrolling interests of $18.1 million, taxes on net share settlements of $4.3 million, and the net reduction in our outstanding indebtedness of $1.2 million.

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

Our reserve estimates are based upon historical data as well as projections of sales, distributor inventories, price adjustments, average selling prices, and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to net sales. Based on the allowance/reserve balance as of December 31, 2025, a 1% change would increase or decrease the estimated allowance/reserve and net revenue by approximately $1.0 million.

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

Foreign Currency Transaction Risk

We are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December 31, 2025, if the Chinese Yuan, the Taiwanese dollar, the Euro, and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of approximately $3.5 million (partially offset by any foreign currency hedges). Net foreign exchange transaction gains (or losses) are included in other income and expense.

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

As of December 31, 2025, the plan was underfunded and a liability of approximately $1.2 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $33.4 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase by approximately $0.2 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2025, was 5.5%%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by approximately $0.2 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would (decrease)increase the year end projected benefit obligation by approximately $1.9 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net-period benefit cost by approximately $0.9 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors – Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia, and Europe as well as other debt instruments with interest rates equal to SOFR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2025, our outstanding principal long-term debt was $25.7 and outstanding short-term debt was $30.3 million. Based on our debt balances at December 31, 2025, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by approximately $0.6 million, net of the amounts realized from our interest rate swaps. See “Risk Factors, – We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results, and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2025. A significant increase in inflation could affect future performance.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer, Gary Yu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation as of December 31, 2025, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Insider Trading Arrangements

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information concerning our directors, executive officers, and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2025, for our annual stockholders’ meeting for 2026 (the “Proxy Statement”).

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

The Company’s independent registered accounting firm is Baker Tilly US, LLP, Irvine, California. PCAOB ID: 23.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules

Our consolidated financial statements are as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Schedules:

None

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and notes thereto.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Diodes Incorporated (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013)issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Ship and Debit Reserve

As described in Note 1, the Company records reserves related to estimated customer incentives, such as “ship and debit”, which arise when the Company, from time to time based on market conditions, issues credits to certain distributors upon shipments to end customers. The ship and debit reserve comprehends both claims in process and anticipated claims arising from the eventual sale of distributor inventory that is subject to claim activity. The Company performs a look-back analysis of revenues and credits issued to distributors. Using the look-back analysis, the Company adjusts assumptions and estimated reserves each quarter. The resulting ship and debit reserve is recorded within the $255.6 million reduction to 2025 net sales with a corresponding reduction to accounts receivable.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s ship and debit reserve, including testing management’s review of the reserve calculation and the underlying assumption used to develop the estimate. Our audit procedures related to the identification and testing of significant assumptions used in the estimate included the following, among others:

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

o
Confirming point of sales data used within management’s reserve calculation with a sample of distributors to validate data fields.
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

/s/ Baker Tilly US, LLP

Irvine, California

February 10, 2026

We have served as the Company’s auditor since 1993.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$367,212	$308,671
Restricted cash	5,134	6,053
Short-term investments	9,817	7,464
Accounts receivable, net of allowances of $4,095 and $7,799 at December 31, 2025 and December 31, 2024, respectively	307,055	325,517
Inventories	471,546	474,948
Prepaid expenses and other	96,198	101,500
Total current assets	1,256,962	1,224,153
Property, plant, and equipment, net	649,605	684,259
Deferred income tax	59,297	51,974
Goodwill	183,437	181,555
Intangible assets, net	45,455	67,397
Other long-term assets	253,344	176,943
Total assets	$2,448,100	$2,386,281

Liabilities
Current liabilities:
Lines of credit	$30,264	$31,429
Accounts payable	149,376	133,765
Accrued liabilities and other	180,922	186,576
Income tax payable	16,336	22,730
Current portion of long-term debt	1,442	1,096
Total current liabilities	378,340	375,596
Long-term debt, net of current portion	24,224	19,563
Deferred tax liabilities	6,145	6,953
Unrecognized tax benefits	23,454	24,646
Other long-term liabilities	77,528	90,576
Total liabilities	509,691	517,334

Commitments and contingencies (See Note 17)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; and 45,875,799 shares and 46,332,891 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	37,259	37,083
Additional paid-in capital	538,087	523,744
Retained earnings	1,785,439	1,719,298
Treasury stock, at cost, 10,008,905 shares and 9,288,420 shares at December 31, 2025 and December 31, 2024, respectively	(371,914)	(338,100)
Accumulated other comprehensive loss	(110,747)	(146,724)
Total stockholders' equity	1,878,124	1,795,301
Noncontrolling interest	60,285	73,646
Total equity	1,938,409	1,868,947
Total liabilities and stockholders' equity	$2,448,100	$2,386,281

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2025	2024	2023
Net sales	$1,482,073	$1,311,120	$1,661,739
Cost of goods sold	1,019,637	875,258	1,003,557
Gross profit	462,436	435,862	658,182

Operating expenses
Selling, general, and administrative	241,606	233,913	257,939
Research and development	162,175	134,051	134,868
Amortization of acquisition related intangible assets	22,227	16,499	15,282
Loss (gain) on disposal of fixed assets	572	(7,641)	(2,045)
Restructuring charge	394	8,591	1,583
Other operating income	-	(1)	(16)
Total operating expense	426,974	385,412	407,611
Income from operations	35,462	50,450	250,571
Other (expense) income
Interest income	28,304	18,303	13,338
Interest expense	(2,776)	(2,334)	(5,700)
Foreign currency loss, net	(12,818)	(6,308)	(5,264)
Unrealized gain (loss) on investments	28,561	(321)	18,267
Impairment of equity investment	(5,817)	-	-
Gain on disposal of subsidiary	13,730	-	-
Other (expense) income	(687)	2,892	6,721
Total other (expense) income	48,497	12,232	27,362
Income before income taxes and noncontrolling interest	83,959	62,682	277,933
Income tax provision	14,789	11,840	47,285
Net income	69,170	50,842	230,648
Less: net income attributable to noncontrolling interest	(3,029)	(6,818)	(3,466)
Net income attributable to common stockholders	$66,141	$44,024	$227,182

Earnings per share attributable to common stockholders:
Basic	$1.43	$0.95	$4.96
Diluted	$1.43	$0.95	$4.91
Number of shares used in earnings per share computation:
Basic	46,340	46,208	45,803
Diluted	46,414	46,408	46,311

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Twelve Months Ended December 31,
	2025	2024	2023
Net income	$69,170	$50,842	$230,648
Unrealized gain (loss) on defined benefit plan, net of tax	6,609	5,988	(1,466)
Unrealized (loss) gain on swaps and collars, net of tax	(7,240)	2,388	(13,619)
Unrealized foreign currency gain (loss), net of tax	36,608	(11,873)	91
Comprehensive income	105,147	47,345	215,654
Less: Comprehensive income attributable to noncontrolling interest	(3,029)	(6,818)	(3,466)
Total comprehensive income attributable to common stockholders	$102,118	$40,527	$212,188

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2022	54,751	36,503	(9,282)	(337,490)	494,773	1,448,092	(128,233)	1,513,645	69,274	1,582,919
Total comprehensive income	-	-	-	-	-	227,182	(14,994)	212,188	3,466	215,654
Net changes in noncontrolling interests	-	-	-	-	-	-		-	(3,804)	(3,804)
Common stock issued for share-based plans	474	316	-	-	(316)	-	-	-	-	-
Share-based compensation	-	-	-	-	30,545	-	-	30,545	-	30,545
Deferred compensation plan	-	-	(5)	(496)	496	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(15,637)	-	-	(15,637)	-	(15,637)
Balance, December 31, 2023	55,225	36,819	(9,287)	(337,986)	509,861	1,675,274	(143,227)	1,740,741	68,936	1,809,677
Total comprehensive income	-	-	-	-	-	44,024	(3,497)	40,527	6,818	47,345
Net changes in noncontrolling interests	-	-	-	-	853	-	-	853	(2,108)	(1,255)
Common stock issued for share-based plans	396	264	-	-	(264)	-	-	-	-	-
Share-based compensation	-	-	-	-	22,741	-	-	22,741	-	22,741
Deferred compensation plan	-	-	(1)	(114)	114	-	-	-	-	-
Tax related to net share settlement	-	-	-	-	(9,561)	-	-	(9,561)	-	(9,561)
Balance, December 31, 2024	55,621	37,083	(9,288)	(338,100)	523,744	1,719,298	(146,724)	1,795,301	73,646	1,868,947
Total comprehensive income	-	-	-	-	-	66,141	35,977	102,118	3,029	105,147
Net changes in noncontrolling interests	-	-	-	-	(6,854)	-	-	(6,854)	(16,390)	(23,244)
Common stock issued for share-based plans	263	176	-	-	(176)	-	-	-	-	-
Share-based compensation	-	-	-	-	25,712	-	-	25,712	-	25,712
Tax related to net share settlement	-	-	-	-	(4,339)	-	-	(4,339)	-	(4,339)
Stock buyback	-	-	(720)	(33,814)	-	-	-	(33,814)	-	(33,814)
Balance, December 31, 2025	55,884	$37,259	(10,008)	$(371,914)	$538,087	$1,785,439	$(110,747)	$1,878,124	$60,285	$1,938,409

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$69,170	$50,842	$230,648
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions
Depreciation	121,520	120,637	122,048
Amortization of intangible assets	22,227	16,499	15,282
Amortization of debt-issuance costs	301	302	1,117
Share-based compensation expense	25,745	22,767	30,911
Deferred income taxes	(7,477)	(1,001)	(13,349)
Investment (gain) loss	(25,870)	267	(19,398)
Gain on sale of subsidiary	(13,730)	-	-
Impairment of long-lived assets	5,816	-	-
Gain on disposal of fixed assets	572	(7,641)	(2,045)
Interest income from derivative financial instruments	(20,034)	(10,409)	(4,304)
Other	796	(2,341)	(2,409)
Changes in operating assets:
Change in accounts receivable	22,687	47,276	(2,611)
Change in inventory	9,095	(87,497)	(28,947)
Change in other operating assets	12,357	3,478	(17,971)
Changes in operating liabilities:
Change in accounts payable	13,786	(23,436)	(2,165)
Change in accrued liabilities	(13,670)	(3,144)	(17,749)
Change in income tax (refundable) payable	(7,478)	12,408	(9,307)
Change in unrealized tax benefit liability	(1,422)	(15,312)	2,942
Change in other operating liabilities	1,122	(4,260)	(1,779)
Net cash and cash equivalents from operating activities	215,513	119,435	280,914

Cash flows from investing activities
Acquisitions, net of cash received	(5,310)	(56,661)	(3)
Purchases of property, plant, and equipment	(78,362)	(73,024)	(150,769)
Proceeds from sale of property, plant, and equipment	6,991	816	2,769
Proceeds from short-term investments	7,629	16,360	6,157
Purchases of short-term investments	(9,720)	(14,026)	(9,323)
Purchases of equity securities	(49,303)	-	(17,901)
Proceeds from sale of subsidiary	15,958	-	-
Receipt of government grants	585	8,659	471
Receipt of insurance recovery	-	4,725	1,413
Proceeds from disposal of wafer fabrication facility	-	-	6,292
Net amounts (paid) received for hedge termination	(4,000)	-	374
Other	(646)	(4,889)	2,198
Net cash and cash equivalents from investing activities	(116,178)	(118,040)	(158,322)

Cash flows from financing activities
Advances on lines of credit and short-term debt	59,073	90,766	29,036
Repayments of lines of credit and short-term debt	(61,922)	(98,354)	(24,509)
Proceeds from long-term debt	11,746	6,439	25,204
Repayments of long-term debt	(7,729)	(6,458)	(154,019)
Debt issuance costs	-	(188)	(948)
Repayment of and proceeds from finance lease obligation	(85)	(64)	(115)
Taxes paid related to net share settlement	(4,339)	(9,561)	(15,637)
Net changes in noncontrolling interests	(18,104)	(2,079)	(3,647)
Repurchases of common stock	(33,814)	-	-
Other	363	155	(88)
Net cash and cash equivalents from financing activities	(54,811)	(19,344)	(144,723)

Effect of exchange rate changes on cash and cash equivalents	13,098	14,190	(485)
Change in cash and cash equivalents, including restricted cash	57,622	(3,759)	(22,616)
Cash and cash equivalents, beginning of period, including restricted cash	314,724	318,483	341,099
Cash and cash equivalents, end of period, including restricted cash	$372,346	$314,724	$318,483

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2025	2024	2023
Supplemental Cash Flow Information
Interest paid during the period	$1,683	$2,035	$4,607
Taxes paid during the period	$24,157	$21,534	$97,668
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$15,841	$13,065	$14,602
Dividend payable balance to noncontrolling interests	$-	$-	$100

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

The Company’s diverse product portfolio covers diodes; rectifiers; transistors; MOSFETs; SiC diodes and MOSFETs; protection devices; logic; voltage translators; amplifiers and comparators; sensors; and power management devices such as AC-DC converters, digital isolators and isolated gate drivers, DC-DC switching, photocoupler, linear voltage regulators, voltage references, LED drivers, power switches, and voltage supervisors. We also have timing and connectivity solutions including clock ICs, crystal oscillators, PCIe packet switches, multi-protocol switches, interface products, and signal integrity solutions for high-speed signals.

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

Our market focus is on high-growth, end-user applications in the following areas:

•
Automotive: connected driving, comfort/style/safety, electrification/powertrain;
•
Industrial: embedded systems, industrial automation, medical, energy management, smart buildings;

•
Computing: Artificial Intelligence (“AI”) data center including AI server, storage, and edge AI;
•
Consumer: Internet of things (“IoT”): wearables, home automation, home appliances, and charging solutions, and
•
Communications: smart phones, telecom, enterprise networking, smart infrastructure including space-based connectivity.

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

Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $331.0 million, $346.8 million, and $262.8 million in 2025, 2024, and 2023, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $4.1 million at December 31, 2025 and $7.8 million at December 31, 2024.

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

Segment reporting – The Company’s operations are managed and reported on a consolidated basis to our President and CEO who is also our CODM. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing, and distribution facilities, which reflects the way in which our CODM executes operating decisions, allocates resources, and manages the growth and profitability of the Company. We sell product primarily through our operations in Asia, the Americas, and Europe. See Note 16 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Diodes has one operating segment. No goodwill impairment occurred in 2025, 2024, or 2023. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2025, we expect the remaining carrying value of assets to be recoverable.

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

Variable interest entities – The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company is not the primary beneficiary of a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. The Company will reassess whether they are the primary beneficiary at each reporting date.

Income taxes – Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2025 and 2024, respectively.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $20.3 million, $18.0 million, and $20.8 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively.

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

Treasury stock – In May 2025, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $100 million of its outstanding common stock, $0.66 2/3 par value per share. The share repurchase program will expire on December 31, 2030, unless extended or shortened by the Board of Directors. As of December 31, 2025, the Company has repurchased approximately $33.8 million of its common stock. Shares that are reacquired are recorded as treasury stock, at cost, the measurement date of cost being date of purchase, as a reduction to stockholder’ equity.

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

The components and balance of comprehensive income is as follows:

	2025	2024	2023
Unrealized foreign currency losses	$(38,436)	$(75,044)	$(63,171)
Unrealized loss on cross currency and interest rate swaps, net of tax	(42,146)	(34,906)	(37,294)
Unrealized loss on defined benefit plan	(30,165)	(36,774)	(42,762)
Balance at December 31,	$(110,747)	$(146,724)	$(143,227)

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

In December 2025 the FASB issued ASU 2025-10, “Government Grants (Topic 832) Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes authoritative guidance on the accounting for government grants received by business entities. The amendments in ASU 2025-10 require that a government grant received by a business entity should not be recognized until:

1.
It is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received.
2.
A business entity meets the recognition guidance for a grant related to an asset or a grant related to income.

The amendments in this Update require that a grant related to an asset be recognized on the balance sheet as a business entity incurs the related costs for which the grant is intended to compensate, either as:

1.
Deferred income (the deferred income approach)
2.
An adjustment to the cost basis in determining the carrying amount of the asset (the cost accumulation approach).

For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact this amended guidance may have on its financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company adopted the new standard and the additional disclosure requirements with retrospective application are contained in Note 12 - Income Taxes- Effective Rate Reconciliation.

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

	Twelve Months Ended December 31,
	2025	2024	2023
Earnings (numerator)
Net income attributable to common stockholders	$66,141	$44,024	$227,182

Shares (denominator)
Weighted average common shares outstanding (basic)	46,340	46,208	45,803
Dilutive effect of stock options and stock awards outstanding	74	200	508
Adjusted weighted average common shares outstanding (diluted)	46,414	46,408	46,311

Earnings per share attributable to common stockholders
Basic	$1.43	$0.95	$4.96
Diluted	$1.43	$0.95	$4.91

Stock options and stock awards excluded from EPS calculation because their inclusion would be anti-dilutive	571	233	138

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

As of December 31, 2025, we had short-term and long-term investments. Long-term investments are included with Other long-term assets on the consolidated balance sheet. Trading securities held at December 31, 2025, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Long-term investments consist of certain equity securities acquired as part of the LSC acquisition. Deferred compensation investments consist primarily of life insurance policies, but may also include investments in the Company’s stock, mutual funds and cash. See Note 13 for additional information related to our deferred compensation program and Note 18 for additional information related to our interest rate swaps and foreign currency hedges. The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2025, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$9,817	$9,817	$-	$-	$-
Long-term investments	20,574	20,574	-	-	(4,754)
Collard forward asset	11,454	-	11,454	-	-
Collard forward liability	(2,558)	-	(2,558)	-	-
Deferred compensation investments	19,959	1,196	18,763	-	2,244

Financial assets and liabilities carried at fair value as of December 31, 2024 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$7,464	$7,464	$-	$-	$-
Long-term investments	23,933	23,933	-	-	(42)
Collard forward asset	593	-	593	-	-
Collard forward liability	(8,071)	-	(8,071)	-	-
Deferred compensation investments	17,173	4,397	12,776	-	1,769

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2025 and 2024.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value. See Note 13 below for additional information related to these pension plan investments.

Note 4 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2025	2024
Finished goods	$171,369	$203,665
Work-in-progress	91,143	80,232
Raw materials	209,034	191,051
	$471,546	$474,948

Note 5 – Property, Plant, and Equipment

Property, plant and equipment at December 31 were:

	2025	2024
Buildings and leasehold improvements	$366,669	$352,670
Machinery and equipment	1,349,750	1,276,038
	1,716,419	1,628,708
Less: Accumulated depreciation and amortization	(1,224,786)	(1,108,320)
	491,633	520,388
Construction in-progress	84,510	91,736
Land	73,462	72,135
	$649,605	$684,259

Depreciation and amortization of property, plant and equipment was $121.5 million, $120.6 million, and $122.0 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively.

Note 6 – Intangible Assets

Intangible assets at December 31 were as follows:

December 31, 2025
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,037	$(16,211)	$418	$244
Developed product technology	2-10 years	182,499	(147,422)	(7,081)	27,996
Customer relationships	7-12 years	69,718	(60,234)	(1,641)	7,843
Software license and other	3-4 years	2,743	(2,677)	(66)	-
Total amortized intangible assets		270,997	(226,544)	(8,370)	36,083
Intangible assets with indefinite lives
Trademarks and trade names	Indefinite	10,303	-	(931)	9,372
Total Intangible assets with indefinite lives		10,303	-	(931)	9,372
Total intangible assets		$281,300	$(226,544)	$(9,301)	$45,455

December 31, 2024
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$16,040	$(15,954)	$404	$490
Developed product technology	2-10 years	182,499	(134,123)	(7,146)	41,230
Customer relationships	7-12 years	69,718	(51,563)	(1,699)	16,456
Software license and other	3-4 years	2,743	(2,677)	(66)	-
Total amortized intangible assets		271,000	(204,317)	(8,507)	58,176
Intangible assets with indefinite lives
Trademarks and trade names	Indefinite	10,303	-	(1,082)	9,221
Total Intangible assets with indefinite lives		10,303	-	(1,082)	9,221
Total intangible assets		$281,303	$(204,317)	$(9,589)	$67,397

Amortization expense related to intangible assets subject to amortization was $22.2 million, $16.5 million, and $15.3 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively. In process research and development is transferred to amortized intangible assets at the time the product becomes viable.

The weighted amortization period for intangible assets subject to amortization is 9.4 years. The schedule below sets forth future amortization expense of our currently owned intangible assets:

2026	$15,660
2027	14,671
2028	3,673
2029	642
2030	558
2031 and thereafter	879
Total	$36,083

Note 7 – Goodwill

Changes in goodwill for the twelve months ended December 31, were as follows:

Balance at December 31, 2023	$146,558
Acquisitions	37,482
Foreign currency translation adjustment	(2,485)
Balance at December 31, 2024	181,555
Acquisitions	1,171
Disposal	(2,942)
Foreign currency translation adjustment	3,653
Balance at December 31, 2025	$183,437

Note 8 – Bank Credit Agreements and Other Short-term and Long-term Debt

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $150.3 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2025, was approximately $119.6 million, net of $30.3 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

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

Borrowings outstanding as of December 31, 2025 and December 31, 2024, are set forth in the table below:

	December 31,
Description	2025	2024	Interest Rate	Current Amount Maturity
Short-term debt	$30,264	$31,429	Various indices plus margin	Various during 2026

Long-term debt
Notes payable to Bank of Taiwan	1,479	1,593	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to CTBC Bank	4,770	3,052	2-yr deposit rate floating plus 0.082%	October 2027
Notes payable to CTBC Bank	3,180	3,052	TAIBOR 3M plus 0.5%	March 2027
Notes payable to CTBC Bank	954	-	TAIBOR 3M plus 0.5%	April 2027
Notes payable to CTBC Bank	2,226	-	TAIBOR 3M plus 0.5%	April 2027
Notes payable to E Sun Bank	11,384	11,606	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	95	148	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	918	1,064	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to Taishin Bank	99	144	1 M time deposit rate + 1.4%	October 2027
Notes payable to Chang Hwa Bank	258	-	3M deposit rate floating plus 0.25%	January 2027
Notes payable to Chang Hwa Bank	32	-	2.22%	November 2030
Notes payable to Chang Hwa Bank	48	-	2.22%	December 2030
Notes payable to HSBC	223	-	2.22%	December 2030
Total long-term debt	25,666	20,659
Less: Current portion of long-term debt	(1,442)	(1,096)
Total long-term debt, net of current portion	$24,224	$19,563

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2025:

2026	$1,442
2027	12,407
2028	10,430
2029	550
2030	321
2031 and thereafter	516
Total long-term debt	$25,666

Note 9 – Leases

The Company leases certain assets used in its business, including land, buildings, and equipment. These leased assets are used for operational and administrative purposes.

The table below sets forth the components of lease expense for the twelve months ended December 31:

	2025	2024	2023
Operating lease expense	$14,508	$14,407	$13,066
Finance lease expense:
Amortization of assets	28	29	32
Interest on lease liabilities	4	4	3
Short-term lease expense	2,313	2,260	1,899
Variable lease expense	4,858	4,893	4,350
Total lease expense	$21,711	$21,593	$19,350

The table below sets forth supplemental balance sheet information related to leases as of December 31:

	2025	2024
Operating leases:
Operating lease ROU assets	$52,033	$53,749

Current operating lease liabilities	10,666	10,863
Noncurrent operating lease liabilities	28,890	28,648
Total operating lease liabilities	$39,556	$39,511

Finance leases:
Finance lease ROU assets	$2,765	$2,708
Accumulated amortization	(2,641)	(2,606)
Finance lease ROU assets, net	$124	$102

Current finance lease liabilities	$43	$40
Non-current finance lease liabilities	80	63
Total finance lease liabilities	$123	$103

Weighted average remaining lease term (in years):
Operating leases	7.2	6.6
Finance leases	2.8	3.3

Weighted average discount rate:
Operating leases	4.1%	4.0%
Finance leases	3.6%	3.6%

The table below sets forth supplemental cash flow and other information related to leases for the twelve months ended December 31:

	2025	2024	2023
Cash paid for the amounts included in the measurements of lease liabilities:
Operating cash outflows from operating leases	$19,577	$21,220	$18,609
Operating cash outflows from finance leases	4	4	3
Financing cash outflow from finance leases	85	64	115

ROU assets obtained in exchange for lease liabilities incurred:
Operating leases	11,189	12,864	14,251

The table below sets forth information about lease liability maturities:

	December 31,
	Operating Leases	Finance Leases
2026	$12,989	$47
2027	9,705	44
2028	5,696	36
2029	2,620	3
2030	2,581	-
2031	2,525	-
2032 and thereafter	10,295	-
Total lease payments	46,411	130
Less: imputed interest	(6,855)	(7)
Total lease obligations	39,556	123
Less: current obligations	(10,666)	(43)
Long-term lease obligations	$28,890	$80

Note 10 – Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities and other current liabilities at December 31 were:

	2025	2024
Accrued expenses	$73,364	$70,983
Compensation and payroll taxes	46,389	44,887
Equipment purchases	15,841	13,065
Operating lease	10,666	10,863
Finance lease	43	40
Accrued pricing adjustments	27,183	36,826
Accrued professional services	3,792	4,596
Tax payable - non-income tax related	3,379	3,158
Other	265	2,158
	$180,922	$186,576

Other long-term liabilities at December 31 were:

	2025	2024
Accrued defined benefit plan	$3,382	$9,635
Operating lease	28,890	28,648
Finance lease	80	63
Deferred grants and subsidy	8,289	8,986
Deferred compensation	20,344	18,136
Tax contingencies	9,218	9,218
Other	7,325	15,890
	$77,528	$90,576

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

Note 12 – Income Taxes

The table below sets forth our income before taxes for the twelve months ended December 31:

Income (loss) before income taxes	2025	2024	2023
U.S.	$24,306	$(46,195)	$172,781
Foreign	59,653	108,877	105,152
Total	$83,959	$62,682	$277,933

The table below sets forth the components of our income tax provision (benefit) for the twelve months ended December 31:

	2025	2024	2023
Current tax provision (benefit)
Federal	$2,751	$1,684	$27,028
Foreign	16,420	41,052	34,408
State	(17)	123	54
	19,154	42,859	61,490
Deferred tax provision (benefit)
Federal	1,439	(7,862)	(8,273)
Foreign	(2,449)	(13,867)	(10,463)
State	(127)	-	(5)
	(1,137)	(21,729)	(18,741)

Tax (benefit) provision for unrecognized tax benefits	(3,228)	(9,290)	4,536
Total income tax provision	$14,789	$11,840	$47,285

Effective Tax Rate Reconciliation

The table below sets forth a reconciliation between the effective tax rate and the statutory tax rates for the twelve months ended December 31:

	2025		2024		2023
	Amount	Percent*	Amount	Percent*	Amount	Percent*
US federal statutory tax rate	$17,632	21.0	$13,163	21.0	$58,366	21.0
State and local income taxes, net of federal income tax effect**	(144)	(0.2)	123	0.2	54	-
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	303	0.4	815	1.3	628	0.2
Tax account adjustment	-	-	1,907	3.0	-	-
Other	523	0.6	631	1.0	752	0.3
China						-
Statutory tax rate difference between China and United States	1,002	1.2	2,202	3.5	1,729	0.6
Tax holidays	(2,689)	(3.2)	(1,490)	(2.4)	(1,533)	(0.6)
Research and development tax incentives	(4,400)	(5.2)	(3,148)	(5.0)	(4,487)	(1.6)
Changes in valuation allowances	2,060	2.5	-	-	-	-
Withholding taxes	1,598	1.9	(3,479)	(5.6)	11,121	4.0
Other	163	0.2	(69)	(0.1)	183	0.1
Taiwan
Statutory tax rate difference between Taiwan and United States	(285)	(0.3)	(512)	(0.8)	(127)	-
Changes in valuation allowances	(1,729)	(2.1)	(3,067)	(4.9)	1,864	0.7
Withholding taxes	(254)	(0.3)	1,092	1.7	(5,369)	(1.9)
Other	(672)	(0.8)	404	0.6	(1,520)	(0.5)
Germany
Statutory tax rate difference between Germany and United States	183	0.2	2,709	4.3	663	0.2
Other	(435)	(0.5)	1,545	2.5	413	0.1
Hong Kong
Statutory tax rate difference between Hong Kong and United States	283	0.3	325	0.5	(36)	-
Other	(803)	(1.0)	1,045	1.7	(535)	(0.2)
Luxembourg
Statutory tax rate difference between Luxembourg and United States	571	0.7	430	0.7	(295)	(0.1)
Losses not benefitted	672	0.8	1,826	3.0	-	-
Other	-	-	-	-	13	-
Singapore
Statutory tax rate difference between Singapore and United States	272	0.3	-	-	-	-
Changes in valuation allowances	1,509	1.8	-	-	-	-
Other	387	0.5	-	-	-	-
Other foreign jurisdictions	108	0.1	1,176	1.9	102	-
Effect of cross-border tax laws
Global intangible low-taxed income	3,826	4.6	4,426	7.1	(379)	(0.1)
Foreign derived intangible income	(1,362)	(1.7)	-	-	(14,617)	(5.3)
Other	322	0.3	(130)	(0.2)	(2,159)	(0.8)
Tax credits
Research and development tax credits	(956)	(1.1)	(1,400)	(2.2)	(1,200)	(0.4)
Changes in valuation allowances	(792)	(0.9)	-	-	-	-
Nontaxable or nondeductible items
Share-based payment awards	2,212	2.6	953	1.5	227	0.1
Other	239	0.3	(347)	(0.6)	(1,109)	(0.4)
Tax account adjustment	(1,327)	(1.6)	-	-	-	-
Changes in unrecognized tax benefits	(3,228)	(3.8)	(9,290)	(14.8)	4,536	1.6
Effective tax rate	$14,789	17.6	$11,840	18.9	$47,285	17.0

* The sum of the amounts in the table may not equal the effective rate due to rounding.

** State taxes in California and Texas made up the majority (greater than 50% of the tax effect in this category).

Income taxes paid, net of refunds

Jurisdiction	2025	2024	2023
Federal	$-	$-	$39,000
State	4	-	36
Foreign
Taiwan	8,467	10,541	29,471
China	7,341	6,961	11,578
United Kingdom	2,692	640	12,224
Germany	5,163	2,275	(598)
Hong Kong	-	1,013	5,908
Other jurisdictions	488	103	49
Total	$24,157	$21,534	$97,668

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. The table below sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2025	2024	2023
Balance at January 1,	$44,391	$48,838	$48,072
Additions based on tax positions related to the current year	2,838	4,955	11,370
Additions for prior year tax positions	10,677	6,900	110
Reductions for prior year tax positions	(9,519)	(16,302)	(10,714)
Balance at December 31,	$48,387	$44,391	$48,838

If the $48.4 million of unrecognized tax benefits as of December 31, 2025, is recognized, approximately $46.3 million would affect the effective tax rate. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2022. We are no longer subject to China income tax examinations by tax authorities for tax years before 2014. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2019. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2025, 2024, and 2023.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31:

	2025	2024
Deferred tax assets
Inventory cost	$32,895	$30,128
Accrued expenses and accounts receivable	6,553	6,511
Research and development tax credits	12,864	11,769
Net operating loss carryforwards	46,784	47,386
Lease obligations	4,236	3,371
Accrued pension	227	1,882
Plant, equipment and intangible assets	644	-
Share based compensation and others	21,825	11,295
	126,028	112,342
Valuation allowances	(23,876)	(22,101)
Total deferred tax assets, non-current	102,152	90,241
Deferred tax liabilities
Plant, equipment and intangible assets	-	(4,773)
Right of use assets	(7,292)	(6,625)
Outside basis differences and others	(12,940)	(14,077)
Total deferred tax liabilities, non-current	(20,232)	(25,475)
Net deferred tax assets	$81,920	$64,766

ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The $53.1 million net deferred tax asset presented in the balance sheet as of December 31, 2025, is net of $28.8 million of unrecognized tax benefits. The $81.9 million and $64.8 million net deferred tax asset presented above for December 31, 2025 and 2024, respectively, is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2025, we had $1.6 million federal research credit carryforward and approximately $11.2 million of state tax credit and research credit carryforwards which are available to offset future income tax liabilities. The state tax credit carryforwards began expiring in 2025. Consistent with prior years, we determined that it is more likely than not that our state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $11.8 million and $11.3 million as of December 31, 2025 and 2024, respectively

At December 31, 2025, we had state net operating loss (“NOL”) carryforwards of approximately $1.2 million, and foreign NOL carryforwards of $274.0 million which are available to offset future taxable income. The state NOL carryforward began to expire in 2025. We determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards began expiring in 2025. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized. The valuation allowances recorded against the related deferred tax assets totaled $11.6 million and $10.5 million as of December 31, 2025 and 2024, respectively.

Several jurisdictions in which we operate have either enacted, or announced plans to enact, legislation consistent with the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”) which introduced a global minimum effective tax rate of 15% applied on a jurisdiction-by-jurisdiction basis. We have analyzed enacted legislation, and it did not have a material impact on our consolidated financial statements for 2025; however, we continue to monitor future tax legislative changes in the jurisdictions in which we operate in order to evaluate the impacts to the consolidated financial statements.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European and Asian subsidiaries. The impact of these exceptions on income tax expense is reflected within the withholding taxes line items of the effective tax rate reconciliation for the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, we had undistributed earnings from non-U.S. operations of approximately $1.3 billion (including approximately $112.7 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $449.6 million of this total. Additional Chinese withholding taxes of approximately $49.2 million would be required should the $449.6 million of such earnings be distributed out of China as dividends.

Exclusive of one-time deferred tax charges of $0.9 million and $1.6 million for the twelve months ended December 31, 2025 and 2024, the impact of tax holidays decreased our tax expense by approximately $1.3 million, $1.1 million, and $0.7 million for the twelve months ended December 31, 2025, 2024, and 2023, respectively. There were no one-time deferred tax charges for the twelve months ended December 31, 2023. Exclusive of the deferred tax charges, the benefit of the tax holidays on basic and diluted earnings per share was $0.03, $0.02, and $0.02 for the twelve months ended December 31, 2025, 2024, and 2023, respectively.

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

The table below sets forth net periodic benefit costs of the plan for the twelve months ended December 31:

	Defined Benefit Plan
	2025	2024
Components of net periodic benefit cost:
Service cost	$395	$383
Interest cost	5,282	4,664
Recognized actuarial gain	(5,619)	3,708
Expected return on plan assets	3,878	(5,920)
Prior service cost	68	66
Net periodic benefit cost	$4,004	$2,901

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2025	2024
Change in benefit obligation:
Beginning balance	$95,572	$108,108
Service cost	395	383
Interest cost	5,282	4,664
Actuarial (gain) loss	(3,621)	(10,605)
Benefits paid	(5,990)	(5,284)
Currency changes	6,946	(1,694)
Benefit obligation at December 31	$98,584	$95,572

Change in plan assets:
Beginning balance - fair value	88,289	$98,016
Employer contribution	5,506	2,939
Actual return on plan assets	3,029	(5,813)
Benefits paid	(5,990)	(5,284)
Currency changes	6,547	(1,569)
Fair value of plan assets at December 31	$97,381	$88,289
Underfunded status at December 31	$(1,203)	$(7,283)

Based on an actuarial study performed as of December 31, 2025, the plan was underfunded by approximately $1.2 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $33.4 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2025, the plan’s accumulated other comprehensive income increased by approximately $7.5 million. The variance between the actual and expected return on plan assets during the period decreased the accumulated other comprehensive income by $0.1 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets. Therefore, the excess amount will be amortized over the average term to retirement of plan participants, not yet in receipt of pension, which as of December 31, 2025, was approximately 6.0 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2025	2024
Discount rate	5.5%	4.4%
Expected long-term return on plan assets	5.6%	6.2%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2025	2024
Discount rate	5.5%	5.4%

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

The table below sets forth the plan asset allocations of the assets in the plan and expected long-term return by asset category:

Asset category	Expected long-term return	Asset allocation
Growth assets	6.6%	48%
Hedging assets	5.0%	34%
Cash	3.8%	18%

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

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2025:

2026	$6,527
2027	6,230
2028	6,341
2029	6,327
2030	6,652
2031-2035	33,962

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

The following table summarizes the major categories of the plan assets:

	December 31, 2025
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,523	$-	$-	$12,523
Equity securities:
U.K.	-	531	-	531
Overseas equities	-	14,091	-	14,091
Emerging markets	-	2,579	-	2,579
Fixed income securities:
Government bonds	-	43	-	43
Non-government bonds	-	8,619	-	8,619
Other types of investments
Hedge funds	-	18,558	-	18,558
Liability-driven investments	-	35,389	-	35,389
Commodities	-	947	-	947
Other	-	4,101	-	4,101
Total	$12,523	$84,858	$-	$97,381

	December 31, 2024
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,736	$-	$-	$5,736
Equity securities:
U.K.	-	527	-	527
Overseas equities	-	13,227	-	13,227
Emerging markets	-	2,070	-	2,070
Fixed income securities:
Government bonds	-	78	-	78
Non-government bonds	-	15,569	-	15,569
Other types of investments
Hedge funds	-	15,983	-	15,983
Liability-driven investments	-	31,492	-	31,492
Commodities	-	795	-	795
Other	-	2,812	-	2,812
Total	$5,736	$82,553	$-	$88,289

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

We also have pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are immaterial and therefore, not included in the amounts or assumptions above. As of December 31, 2025 and 2024, the Company has recorded a net liability of $0.8 million and $1.1 million, respectively, related to these defined benefit plans in Asia.

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

For the twelve months ended December 31, 2025, 2024, and 2023, total amounts expensed under these plans were approximately $21.4 million, $22.2 million, and $22.3 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At December 31, 2025 and December 31, 2024, these investments totaled approximately $20.0 million and $17.2 million, respectively.

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

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31:

	2025	2024	2023
Cost of goods sold	$2,224	$2,073	$1,860
Selling, general and administrative expense	18,491	15,690	24,470
Research and development expense	5,030	5,004	4,581
Total share-based compensation expense	$25,745	$22,767	$30,911

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

The table below sets forth a summary of our non-vested share grants in 2025, 2024, and 2023:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value
Nonvested at December 31, 2023	1,223	81.02	$98,493
Granted	517	70.96
Vested	(535)	74.66	$37,078
Forfeited and other	(57)	80.22
Nonvested at December 31, 2024	1,148	79.56	$70,824
Granted	547	55.22
Vested	(341)	78.22	$18,609
Forfeited and other	(113)	86.62
Nonvested at December 31, 2025	1,241	68.59	$61,275

The total unrecognized share-based compensation expense as of December 31, 2025, was approximately $51.4 million, relating to share grants, which was expected to be recognized over a weighted average period of approximately 2.4 years.

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

Note 15 – Related Party Transactions

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”), Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), Atlas Magnetics, Co (“Atlas”), and ATX Semiconductor SDN (“ATX”).

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

Warren Chen, a member of the Company’s board of directors, serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process and consider our relationships Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton. We have an agreement to purchase approximately $3.1 million of wafers from Nuvoton that ends in the second quarter of 2027.

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

In May 2025, the Company entered into a Joint Venture Agreement to acquire a 43% interest and joint control of ATX, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging. ATX is a related party for the Company.

The tables below set forth the net sales, expenses, accounts receivable and accounts payable with our related parties. The tables below set forth the net sales, purchases and expenses, for the twelve months ended December 31:

	2025	2024	2023
Keylink
Net sales	$208	$3,485	$12,595
Purchases	$564	$1,241	$1,535
Plating, rental, and consulting expense	$13,895	$14,970	$16,916
Nuvoton
Net sales	$72	$65	$49
Purchases	$6,454	$7,076	$10,454
JCP
Purchases	$105	$243	$364
Atlas
Purchases	$10,340	$4,493	$177
ATX
Purchases	$15	$-	$-

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2025	2024
Keylink
Accounts receivable	$25,415	$23,796
Accounts payable	$27,837	$26,522
Nuvoton
Accounts receivable	$9	$31
Accounts payable	$1,131	$543
JCP
Accounts payable	$-	$64
Atlas
Accounts payable	$721	$558
ATX
Accounts payable	$12	$-

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Note 16 – Segment Information, Net Sales and Enterprise-Wide Disclosures

Segment Reporting. The Company’s operations are managed and reported on a consolidated basis to our President and CEO who is also our CODM. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing, and distribution facilities, which reflects the way in which our CODM executes operating decisions, allocates resources, and manages the growth and profitability of the Company. We sell product primarily through our operations in Asia, the Americas, and Europe.

The tables below set forth net sales based on the location of the subsidiary producing the net sale for the twelve months ended December 31, 2025, 2024, and 2023 :

2025	Asia	Americas	Europe	Consolidated
Total sales	$1,639,747	$1,080,705	$255,779	$2,976,231
Inter-company sales	(739,238)	(602,347)	(152,573)	(1,494,158)
Net sales	$900,509	$478,358	$103,206	$1,482,073

Property, plant, and equipment	$488,295	$68,294	$93,016	$649,605
Assets	$1,627,268	$559,170	$261,662	$2,448,100

2024	Asia	Americas	Europe	Consolidated
Total sales	$1,441,590	$910,955	$271,137	$2,623,682
Inter-company sales	(625,864)	(546,649)	(140,049)	(1,312,562)
Net sales	$815,726	$364,306	$131,088	$1,311,120

Property, plant, and equipment	$502,171	$76,626	$105,462	$684,259
Assets	$1,697,072	$461,872	$227,337	$2,386,281

2023	Asia	Americas	Europe	Consolidated
Total sales	$1,560,595	$1,210,561	$378,442	$3,149,598
Inter-company sales	(684,927)	(670,624)	(132,308)	(1,487,859)
Net sales	$875,668	$539,937	$246,134	$1,661,739

Property, plant, and equipment	$545,865	$85,005	$115,299	$746,169
Assets	$1,600,858	$544,247	$222,554	$2,367,659

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

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment and by type (direct sales or distributor) for the twelve months ended December 31, 2025, 2024, and 2023:

Net Sales by Region	2025	2024	2023
Asia	$1,156,823	$1,020,256	$1,181,519
Europe	185,223	188,402	287,549
Americas	140,027	102,462	192,671
Total net sales	$1,482,073	$1,311,120	$1,661,739

Net Sales by Type	2025	2024	2023
Direct sales	$522,368	$479,845	$530,446
Distributor sales	959,705	831,275	1,131,293
Total net sales	$1,482,073	$1,311,120	$1,661,739

The table below sets forth the number of customers and the amount of sales to that customer, where that customer accounted for 10% or greater of our net sales during the applicable twelve-month period ended December 31:

	2025	2024	2023
Customer 1	$182,314	$167,242	$201,583
Customer 2	$157,735	$-	$183,626

Each of the customers that accounted for 10% or more of our net sales are broad-based distributors serving thousands of customers. At December 31, 2025 and 2024, one customer that accounted for 10% of more of the Company’s net sales accounted for approximately 16.3% and 12.8%, respectively, of the Company’s outstanding accounts receivable.

The table below sets forth the location to where products were shipped, representing 10% or more of net sales for the twelve months ended December 31, 2025, 2024, and 2023: .

	2025	2024	2023
China	$660,280	$589,507	$704,829
Singapore	$141,939	$137,351	$194,613
Taiwan	$143,949	$136,316	$116,152

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

* Separate leases by separate Diodes’ subsidiaries

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $51.9 million at December 31, 2025. As of December 31, 2025, we also had a commitment to purchase approximately $52.4 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2031.

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

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At December 31, 2025 and December 31, 2024, we had $345.2 million and $380.9 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

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

The table below sets forth the number of instruments and the notional amounts of the Company’s cross currency swaps at December 31, 2025 and December 31, 2024:

	Number of Instruments		Notional Amount
	2025	2024	2025	2024
Collared forwards	4	6	$534,310	$1,084,432

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

	Fair Value
	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	2025	2024	2025	2024
Collared forwards	$11,454	$593	$2,558	$8,071

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the twelve months ended December 31 2025, 2024, and 2023:

Derivative Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Designated as	December 31,			Effectiveness	December 31,
Hedging Instruments	2025	2024	2023	Testing)	2025	2024	2023
Collared forwards	11,908	1,535	(10,202)	Interest income	20,034	10,409	4,304
Cross currency swaps	-	8,450	(1,442)	Interest income	-	1,219	1,653

	Amount of Loss Recognized in Net Income
	December 31,
Derivative Instruments Not Designated as Hedging Instruments	2025	2024	2023
Foreign-currency forward contracts	(4,870)	(10,458)	(5,364)

Note 19 - Equity Investments

As of December 31, 2025 and December 31, 2024, the Company had long-term equity investments of $156.3 million and $86.5 million, respectively. These long-term equity investments are including in Other long-term assets in our consolidated balance sheets.

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of December 31, 2025, and 2024 the Company had $97.4 million and $55.5 million, respectively of investments accounted for under the measurement alternative. During the twelve months ended December 31, 2025 and December 31, 2024, the Company recorded $28.6 million and $0.3 million, respectively, of non-cash mark-to-market adjustments related to the value of a previously made equity investment. The upward adjustments were recorded within other income, in the condensed consolidated statement of operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes.

Unconsolidated Variable Interest Entity

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock. The primary purpose for providing the additional investment in Atlas was for continued access to developing technology with potential future benefit to the Company. As part of the April 2023 agreement, the Company’s previously held convertible note converted to $5.2 million of preferred stock. In June 2025, the Company acquired an additional interest in Atlas by purchasing $12.3 million of preferred stock. In connection with the additional investment in Atlas in June 2025, the Company recorded an upward mark-to-market adjustment of $33.3 million to adjust the value of the investment. The primary purpose for providing the additional investments in Atlas was to provide for continued access to developing technology with potential future benefit to the Company. At December 31, 2025, the Company owned more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more that 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

	December 31,
	2025	2024
VIE total assets	$39,620	$20,273
VIE total liabilities	10,659	4,945

Diodes' preferred equity in VIE	$90,035	$44,420
Diodes' note receivable from VIE	9,000	4,000
Diodes' interest receivable from VIE	628	245
Diodes' maximum exposure to loss	$99,663	$48,665

ATX Semiconductor SDN

In June 2025, the Company entered into a joint venture agreement with Global Advanced Packaging Test Limited to acquire a 43% interest in and joint control of ATX Semiconductor SDN (“ATX”), a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging. The ATX joint venture meets the accounting definition of a joint venture where neither party has unilateral control of the entity and both parties have joint control over the decision-making process in the entity. As such, the Company uses the equity method to account for its share of the investment in ATX. The carrying value of the equity investment is $27.0 million as of December 31, 2025. The Company recorded and will continue to record equity method earnings of the joint venture on a 3-month lag.

Note 20 – Acquisitions and Divestitures

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

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Treatment as a business combination is based upon the following primary considerations: the counterparties in the transaction are not under common control with the Company, there is no concentration of substantially all the fair value of assets acquired in a single asset or group of similar assets, and Fortemedia had substantive processes that contributed to the ability to produce outputs, including an organized workforce which was acquired. During the fourth quarter of 2025, the Company finalized the purchase price allocation with adjustments to uncertain tax positions. The following table summarizes the preliminary purchase price allocation, the fourth quarter 2025 purchase price adjustments, and the final purchase price allocation:

	Preliminary Values	Adjustments Debit/(Credit)	Final Values
Fair value of consideration transferred	$60,378		$60,378

Estimated fair value of assets acquired:
Cash and cash equivalents	7,803	-	7,803
Accounts receivable	1,898	-	1,898
Inventories	1,845	-	1,845
Prepaid expenses and other current assets	2,324	(472)	1,852
Property, plant, and equipment	5,388	-	5,388
Intangible assets	19,000	-	19,000
Other long-term assets	3,799	-	3,799
Total assets acquired	42,057	(472)	41,585

Estimated fair value of liabilities assumed:
Accounts payable	381	-	381
Accrued liabilities and other	7,437	-	7,437
Income tax payable	64	-	64
Deferred taxes	412	292	120
Other long-term liabilities	9,728	(991)	10,719
Total liabilities assumed	18,022	(699)	18,721
Total identifiable net assets	24,035	(1,171)	22,864
Goodwill	36,343	1,171	37,514
Fair value of consideration transferred	$60,378		$60,378

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

Note 21 – Restructuring costs

During 2025, 2024, and 2023, the Company consolidated and restructured certain activities performed throughout the Company. The expense recorded in 2025 was immaterial.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the twelve months ended December 31, 2024 and 2023:

	For the Twelve Months Ended December 31,
	2024	2023
Asset impairment	$3,266	$200
Contract termination	(62)	207
Employee severance	4,496	1,139
Other	891	37
	$8,591	$1,583

	Asset Impairment	Contract Termination	Employee Severance	Other	Total
Ending balance, December 31, 2023	$-	$207	$-	$110	$317
Costs accrued	3,266	(62)	4,496	891	8,591
Costs paid	(3,266)	(145)	(4,496)	(789)	(8,696)
Ending balance, December 31, 2024	$-	$-	$-	$212	$212

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1

3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	February 12, 2020	4.2

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.5*	Amendment No. 1 to Employment Agreement dated as of July 21 2015, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.5.1*	Amendment No. 2 to Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu.	8-K	June 1, 2022	99.1

10.5.2*	Amendment No. 3 to Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu.	8-K	January 22, 2024	99.1

10.5.3*	Amendment No. 4 to Employment Agreement dated as of July 21, 2025, between the Company and Keh-Shew Lu	8-K	May 14, 2025	10.2

10.7*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.8*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective June 1, 2013	10-K	February 27, 2017	10.10

10.18	Diodes Incorporated 2022 Equity Incentive Plan	S-8	May 26, 2022	99.1

10.18.1	Diodes Incorporated 2022 Equity Incentive Plan – Form of Stock Unit Agreement	S-8	May 26, 2022	99.2

10.77	Third Amended and Restated Credit Agreement, dated as of May 26, 2023, by and among Diodes Incorporated, Diodes Holding UK Limited, Diodes Zetex Limited, Diodes US Manufacturing Incorporated, Bank of America N.A., as Administrative Agent, Lender, L/C Issuer and Swing Line Lender, and the other Lenders party thereto.	8-K	June 2, 2023	10.1

10.78*	Employment Agreement, dated as of May 13, 2025, between the Company and Gary Yu.	8-K	May 14, 2025	10.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

19	Corporate Policy on Insider Trading Adopted July 6, 2001; updated January 22, 2025	10-K	February 14, 2025	19

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97*	Recoupment of Executive Compensation Policy	10-K	February 9,2024	97

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document				X

104	Cover Page Interactive Data File, formatted in Inline XBRL				X

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

DIODES INCORPORATED (Registrant)

By: /s/ Gary Yu	February 10, 2026
Gary Yu
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brett R. Whitmire	February 10, 2026
Brett R. Whitmire
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gary Yu, President and Chief Executive Officer, and Brett R. Whitmire, Chief Financial Officer, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2026.

/s/ Keh-Shew Lu	/s/ Robert E. Feiger
KEH-SHEW LU	ROBERT E. FEIGER
Chairman of the Board of Directors	Independent Director

/s/ Brett R. Whitmire	/s/Huey-Jen Jenny Su
BRETT R. WHITMIRE	HUEY-JEN JENNY SU
Chief Financial Officer	Independent Director
(Principal Financial Officer)
/s/ Gary Yu
/s/ Angie Chen Button	GARY YU
ANGIE CHEN BUTTON	President, Chief Executive Officer, and Director
Lead Independent Director	(Principal Executive Officer)

/s/ Elizabeth Bull
ELIZABETH BULL
Independent Director

/s/ Warren Chen
WARREN CHEN
Independent Director