Form 10-Q
period 2026-03-31
DIODES INC /DEL/
filed 2026-05-07
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s Common Stock outstanding as of May 4, 2026 was 45,944,734.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$394,062	$367,212
Restricted cash	5,144	5,134
Short-term investments	10,188	9,817
Accounts receivable, net of allowances of $3,959 and $4,095, respectively	304,461	307,055
Inventories	492,761	471,546
Prepaid expenses and other	96,057	96,198
Total current assets	1,302,673	1,256,962
Property, plant, and equipment, net	652,202	649,605
Deferred tax assets	58,287	59,297
Goodwill	182,288	183,437
Intangible assets, net	41,425	45,455
Equity investments	154,656	156,272
Operating lease assets	48,636	38,740
Other long-term assets	57,561	58,332
Total assets	$2,497,728	$2,448,100

Liabilities
Current liabilities:
Lines of credit	$30,047	$30,264
Accounts payable	169,198	149,376
Operating lease liabilities, current	12,124	10,666
Accrued liabilities and other	179,591	170,256
Income tax payable	18,771	16,336
Current portion of long-term debt	1,635	1,442
Total current liabilities	411,366	378,340
Long-term debt, net of current portion	23,704	24,224
Deferred tax liabilities	4,859	6,145
Unrecognized tax benefits	23,629	23,454
Operating lease liabilities	37,368	28,890
Other long-term liabilities	45,933	48,638
Total liabilities	546,859	509,691

Commitments and contingencies (See Note 10)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000 shares authorized; 55,948 and 55,883 issued; 45,940 and 45,875 outstanding, respectively	37,303	37,259
Additional paid-in capital	544,117	538,087
Retained earnings	1,800,400	1,785,439
Treasury stock, at cost, 10,008 shares	(372,109)	(371,914)
Accumulated other comprehensive loss	(120,305)	(110,747)
Stockholders' equity	1,889,406	1,878,124
Noncontrolling interest	61,463	60,285
Total equity	1,950,869	1,938,409
Total liabilities and stockholders' equity	$2,497,728	$2,448,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$405,467	$332,113
Cost of goods sold	276,675	227,419
Gross profit	128,792	104,694

Operating expenses
Selling, general, and administrative	64,305	58,699
Research and development	40,615	38,627
Amortization of acquisition related intangible assets	3,944	5,824
Loss (gain) on disposal of fixed assets	143	(18)
Other operating expense	20	266
Total operating expense	109,027	103,398

Income from operations	19,765	1,296

Other income (expense)
Interest income	5,445	5,813
Interest expense	(682)	(467)
Foreign currency (loss), net	(3,377)	(183)
Unrealized gain (loss) on investments	2,450	(4,032)
Impairment of equity investment	(1,249)	(5,817)
Other income	91	617
Total other income (expense)	2,678	(4,069)

Income (loss) before income taxes, equity in net earnings of equity investments, and noncontrolling interest	22,443	(2,773)
Income tax provision	4,000	20
Equity in net earnings of equity investments	(2,341)	6
Net income (loss)	16,102	(2,787)
Less net income attributable to noncontrolling interest	(1,141)	(1,650)
Net income (loss) attributable to common stockholders	$14,961	$(4,437)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.33	$(0.10)
Diluted	$0.32	$(0.10)
Number of shares used in earnings per share computation:
Basic	45,919	46,370
Diluted	46,138	46,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$16,102	$(2,787)
Unrealized gain on defined benefit plan, net of tax	1,729	3,361
Unrealized (loss) gain on derivative instruments, net of tax	(4,261)	2,875
Unrealized foreign currency (loss), net of tax	(7,026)	(1,414)
Comprehensive income	6,544	2,035
Less: Comprehensive income attributable to noncontrolling interest	(1,141)	(1,650)
Total comprehensive income attributable to common stockholders	$5,403	$385

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2025	55,883	$37,259	(10,008)	$(371,914)	$538,087	$1,785,439	$(110,747)	$1,878,124	$60,285	$1,938,409
Total comprehensive income	-	-	-	-	-	14,961	(9,558)	5,403	1,141	6,544
Net changes in noncontrolling interest	-	-	-	-	-	-	-	-	37	37
Common stock issued for share-based plans	65	44	-	-	(44)	-	-	-	-	-
Share-based compensation	-	-	-	-	7,579	-	-	7,579	-	7,579
Stock buyback	-	-	-	(195)	-	-	-	(195)	-	(195)
Tax related to net share settlement	-	-	-	-	(1,505)	-	-	(1,505)	-	(1,505)
Balance, March 31, 2026	55,948	$37,303	(10,008)	$(372,109)	$544,117	$1,800,400	$(120,305)	$1,889,406	$61,463	$1,950,869

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2024	55,621	$37,083	(9,288)	$(338,100)	$523,744	$1,719,298	$(146,724)	$1,795,301	$73,646	$1,868,947
Total comprehensive income	-	-	-	-	-	(4,437)	4,822	385	1,650	2,035
Net changes in noncontrolling interest	-	-	-	-	596	-	-	596	(4,680)	(4,084)
Common stock issued for share-based plans	62	42	-	-	(42)	-	-	-	-	-
Share-based compensation	-	-	-	-	6,386	-	-	6,386	-	6,386
Tax related to net share settlement	-	-	-	-	(1,450)	-	-	(1,450)	-	(1,450)
Balance, March 31, 2025	55,683	$37,125	(9,288)	$(338,100)	$529,234	$1,714,861	$(141,902)	$1,801,218	$70,616	$1,871,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$16,102	$(2,787)
Adjustments to reconcile net income (loss) to net cash flows from operating activities, net of effects of acquisitions
Depreciation	31,257	30,080
Amortization of intangible assets	3,944	5,824
Share-based compensation expense	7,579	6,386
Deferred income taxes	301	(147)
Investment (gain) loss	(121)	4,020
Impairment of equity investment	1,249	5,817
Gain (loss) on disposal of fixed assets	143	(18)
Interest income from derivative financial instruments	(3,418)	(4,257)
Other	938	(275)
Changes in operating assets:
Change in accounts receivable	1,129	22,922
Change in inventory	(23,073)	3,234
Change in other operating assets	2,077	469
Changes in operating liabilities:
Change in accounts payable	20,578	2,181
Change in accrued liabilities	2,759	(14,763)
Change in income tax payable	2,816	(2,923)
Change in other operating liabilities	53	980
Net cash flows from operating activities	64,313	56,743

Cash flows from investing activities
Acquisition, net of cash acquired	-	(4,565)
Purchases of property, plant, and equipment	(31,874)	(15,894)
Proceeds from sale of property, plant, and equipment	77	58
Proceeds from short-term investments	-	1,289
Purchases of short-term investments	(447)	(2,065)
Purchases of equity securities	(455)	-
Cash paid for hedge termination	(3,184)	(6,890)
Other	(796)	(391)
Net cash flows from investing activities	(36,679)	(28,458)

Cash flows from financing activities
Advances on lines of credit and short-term debt	14,110	3,209
Repayments of lines of credit and short-term debt	(13,739)	(3,180)
Proceeds from long-term debt	3,715	3,489
Repayments of long-term debt	(3,540)	(3,355)
Taxes paid related to net share settlement	(1,505)	(1,450)
Other	(135)	(31)
Net cash flows from financing activities	(1,094)	(1,318)

Effect of exchange rate changes on cash and cash equivalents	320	(733)
Change in cash and cash equivalents, including restricted cash	26,860	26,234
Cash and cash equivalents, beginning of period, including restricted cash	372,346	314,724
Cash and cash equivalents, end of period, including restricted cash	$399,206	$340,958

Supplemental Cash Flow Information
Interest paid during the period	$427	$397
Taxes paid during the period	$1,874	$5,130
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$22,423	$11,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Summary of Operations and Significant Accounting Policies

BACKGROUND

Diodes Incorporated (Nasdaq: DIOD), delivers high-quality semiconductor products to the world’s leading companies in the automotive, industrial, computing, consumer electronics, and communications markets. We leverage our expanded product portfolio of analog and power solutions combined with a flexible hybrid manufacturing model that meet customers’ needs. Our broad range of application-specific products, delivered through a total solutions sales approach and supported by global operations including engineering, testing, manufacturing, and customer service, enable us to be a premier provider for high-growth markets.

Basis of Presentation

The unaudited condensed consolidated financial data at December 31, 2025 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2026 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair statement of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the operating results for the periods presented have been included in the interim periods. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2026.

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

Dollar amounts and share amounts are presented in thousands, except per share amounts, unless otherwise noted. Certain prior period balances were reclassified to conform to the current condensed consolidated financial statement presentation.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s consolidated financial statements:

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832) Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes authoritative guidance on the accounting for government grants received by business entities. The amendments in ASU 2025-10 require that a government grant received by a business entity should not be recognized until:

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

For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-09 to amend certain aspects of its hedge accounting guidance to better reflect an entity’s risk management activities in the financial statements. The guidance expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of non-financial assets. For public business entities, the provisions of ASU 2025-09 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. In the first quarter of 2026, the Company adopted this standard which did not have a material impact on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”). ASU 2025-03 provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting, especially when companies merge with a special-purpose acquisition company (“SPAC”). ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. Essentially, it aims to make financial reporting more comparable and decision-useful for investors by ensuring that the accounting acquirer is appropriately identified in acquisitions of VIEs, particularly in SPAC transactions. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026 including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require that at each interim and annual reporting period an entity disclose:

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

The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

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

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2026	2025
Earnings (numerator)
Net income (loss) attributable to common stockholders	$14,961	$(4,437)

Shares (denominator)
Weighted average common shares outstanding (basic)	45,919	46,370
Dilutive effect of stock options and stock awards outstanding	219	-
Adjusted weighted average common shares outstanding (diluted)	46,138	46,370

Earnings (loss) per share attributable to common stockholders
Basic	$0.33	$(0.10)
Diluted	$0.32	$(0.10)

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	121	612

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

As of March 31, 2026, we had short-term and long-term investments. Long-term investments are included within Equity investments on the consolidated balance sheet. Trading securities held at March 31, 2026, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Long-term investments consist of certain equity securities acquired as part of the LSC acquisition. Deferred compensation investments consist primarily of life insurance policies, but may also include investments in the Company’s stock, mutual funds and cash. See Note 12 for additional information related to our deferred compensation program and Note 11 for additional information related to our derivative financial instruments. The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of March 31, 2026, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$10,188	$10,188	$-	$-	$-
Long-term investments	22,615	22,615	-	-	2,450
Collared forward asset	11,360	-	11,360	-	-
Collared forward liability	(294)	-	(294)	-	-
Deferred compensation investments	19,663	1,518	18,145	-	(554)

Financial assets and liabilities carried at fair value as of December 31, 2025, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$9,817	$9,817	$-	$-	$-
Long-term investments	20,574	20,574	-	-	(4,754)
Collared forward asset	11,454	-	11,454	-	-
Collared forward liability	(2,558)	-	(2,558)	-	-
Deferred compensation investments	19,959	1,196	18,763	-	2,244

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2026 and December 31, 2025.

NOTE 4 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	March 31, 2026	December 31, 2025
Finished goods	$168,083	$171,369
Work-in-progress	91,658	91,143
Raw materials	233,020	209,034
Total	$492,761	$471,546

NOTE 5 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2025	$183,437
Foreign currency translation adjustment	(1,149)
Balance at March 31, 2026	$182,288

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2026	2025
Intangible assets subject to amortization:
Gross carrying amount	$270,997	$270,997
Accumulated amortization	(230,488)	(226,544)
Foreign currency translation adjustment	(8,420)	(8,370)
Total intangible assets subject to amortization	32,089	36,083
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(967)	(931)
Total intangible assets with indefinite lives	9,336	9,372
Total intangible assets, net	$41,425	$45,455

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2026	2025
Three Months Ended March 31,	$3,944	$5,824

NOTE 6 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2026	2025
Domestic pre-tax income (loss)	$(957)	$14,623
Foreign pre-tax (loss) income	$21,058	$(17,390)
Income tax provision	$4,000	$20
Effective tax rate	19.9%	-0.7%

For the three months ended March 31, 2026, the effective tax rate differs from the 21% U.S. statutory income tax rate primarily due to the impact of research and development tax incentives, partially offset by taxes on foreign income and nondeductible compensation.

For the three months ended March 31, 2025, the effective tax rate differed from the 21% U.S. statutory income tax rate primarily due to taxes on foreign income and nondeductible compensation, partially offset by the impact of research and development tax incentives.

The increase in effective tax rate for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, is primarily due to the change in pre-tax earnings during the comparable periods, including the geographical mix of pre-tax income and loss across tax jurisdictions.

NOTE 7 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended
	March 31,
	2026	2025
Cost of goods sold	$562	$554
Selling, general, and administrative	5,847	4,616
Research and development	1,170	1,216
Total share-based compensation expense	$7,579	$6,386

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

As of March 31, 2026, total unrecognized share-based compensation expense related to share grants was approximately $57.3 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.

NOTE 8 – Enterprise-Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. One segment reflects how our chief operating decision maker (“CODM”), which is our chief executive officer, allocates resources, and measures results. Although our CODM regularly uses gross profit for key operating decisions about allocating resources and assessing performance, we have concluded that consolidated net income (loss) is also used and is the measure of profit or loss required to be disclosed under the provisions of ASC 280 for our single operating segment. Accordingly, we considered whether there were any significant expense categories to disclose and concluded that the consolidated financial statements and accompanying notes thereto include the relevant categories regularly provided to our CODM. The CODM's assessment of performance is predominantly performed during the Company’s annual budgeting and quarterly forecasting process where segment resourcing decisions, such as employee and capital, are made. The measure of segment assets is reported in our consolidated balance sheets as “Total assets.” Our primary operations include operations in Asia, the Americas, and Europe.

The table below sets forth the number of customers and the amount of sales to that customer, where that customer accounted for 10% or greater of our net sales during the applicable periods:

	For the Three Months Ended March 31,
	2026	2025
Customer 1	$50,839	$39,035
Customer 2	$44,475	$33,601

Each of the customers that accounted for 10% or more of our net sales are broad-based distributors serving thousands of customers. At March 31, 2026 and December 31, 2025, one customer that accounted for 10% or more of the Company’s net sales accounted for approximately 15.1% and 16.3%, respectively, of the Company’s outstanding accounts receivable.

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

As of and for the
Three Months Ended March 31, 2026	Asia	Americas	Europe	Consolidated
Total sales	$436,730	292,920	$69,246	$798,896
Intercompany elimination	(194,000)	(167,692)	(31,737)	(393,429)
Net sales	$242,730	$125,228	$37,509	$405,467

Property, plant, and equipment, net	$492,929	$69,189	$90,084	$652,202
Total assets	$1,660,649	$567,419	$269,660	$2,497,728

As of and for the
Three Months Ended March 31, 2025	Asia	Americas	Europe	Consolidated
Total sales	$352,691	$261,945	$58,251	$672,887
Intercompany elimination	(159,164)	(148,357)	(33,253)	(340,774)
Net sales	$193,527	$113,588	$24,998	$332,113

Property, plant, and equipment, net	$488,423	$74,780	$102,654	$665,857
Total assets	$1,662,760	$460,343	$233,238	$2,356,341

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or distributor sales):

	Three months ended March 31,
Net Sales by Region	2026	2025
Asia	$313,944	$258,292
Europe	56,922	44,574
Americas	34,601	29,247
Total net sales	$405,467	$332,113

Net Sales by Type
Direct sales	$150,516	$121,833
Distributor sales	254,951	210,280
Total net sales	$405,467	$332,113

The table below sets forth the location to where products were shipped, representing 10% or more of net sales in at least one of the periods shown below:.

	Location	Amount
For the three months ended March 31,		2026	2025
	China	$176,994	$153,448
	Singapore	$36,348	$30,169
	Taiwan	$42,824	$24,231

NOTE 9 – Debt

Borrowings outstanding as of March 31, 2026 and December 31, 2025 are set forth in the table below:

Description	March 31, 2026	December 31, 2025	Interest Rate	Current Amount Maturity
Short-term debt	$30,047	$30,264	Various indices plus margin	Various during 2026

Long-term debt
Notes payable to Bank of Taiwan	1,405	1,479	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	4,678	4,770	2-yr deposit rate floating plus 0.082%	October 2027
Notes payable to CTBC Bank	3,119	3,180	TAIBOR 3M plus 0.5%	March 2028
Notes payable to CTBC Bank	3,119	3,180	TAIBOR 3M plus 0.5%	April 2027
Notes payable to CTBC Bank	10,988	11,384	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	79	95	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	853	918	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	84	99	1 M time deposit rate + 1.4%	October 2027
Notes payable to Taishin Bank	195	258	2.82%	January 2027
Notes payable to Taishin Bank	429	-	2.82%	January 2028
Notes payable to Chang Hwa Bank	31	32	2.22%	November 2030
Notes payable to Chang Hwa Bank	47	48	2.22%	December 2030
Notes payable to Chang Hwa Bank	312	223	2.22%	January 2031
Total long-term debt	25,339	25,666
Less: Current portion of long-term debt	(1,635)	(1,442)
Total long-term debt, net of current portion	$23,704	$24,224

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $146.4 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of March 31, 2026, was approximately $115.9 million, net of $30.0 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. There was no outstanding balance at March 31, 2026.

NOTE 10 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $66.9 million at March 31, 2026. As of March 31, 2026, we also had a commitment to purchase approximately $47.9 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2031.

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

NOTE 11 – Derivative Financial Instruments

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

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of March 31, 2026 and December 31, 2025, we had $334.7 million and $345.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815.

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

The table below sets forth the fair value, which are Level 2 instruments in the fair-value hierarchy, of the Company’s derivative financial instruments as well as their classification on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Fair Value
	Other Current or Non-Current Assets		Other Current Liabilities and Non-Current Liabilities
	2026	2025	2026	2025
Collared forwards	$11,360	$11,454	$294	$2,558

The table below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of income for the three months ended March 31, 2026 and 2025:

Derivative Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Designated as	March 31,		Effectiveness	March 31,
Hedging Instruments	2026	2025	Testing)	2026	2025
Three Months Ended
Collared forwards	$(843)	$7,132	Interest income	$3,418	$4,257

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At March 31, 2026 and December 31, 2025, these investments totaled approximately $19.7 million and $20.0 million, respectively.

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

Warren Chen, a member of the Company’s board of directors, serves as a member of the Nuvoton board of directors. We purchase wafers from Nuvoton for use in our production process. We have an agreement to purchase approximately $1.4 million of wafers from Nuvoton that ends in the second quarter of 2026. We consider our relationship with Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton.

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

In June 2025, the Company entered into a Joint Venture Agreement to acquire a 43% interest and joint control of ATX, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging. ATX is a related party for the Company.

The table below sets forth the revenues and expenses with our related parties:

	Three Months Ended
	March 31,
	2026	2025
Keylink:
Net sales	$42	$128
Purchases	$223	$137
Plating, rental, and consulting expense	$3,618	$3,221
Nuvoton:
Net sales	$16	$24
Purchases	$1,585	$1,065
JCP:
Purchases	$-	$76
Atlas:
Purchases	$2,281	$3,043
ATX:
Purchases	$94	$-

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31, 2026	December 31, 2025
Keylink:
Accounts receivable	$26,865	$25,415
Accounts payable	$29,614	$27,837
Nuvoton:
Accounts receivable	$13	$9
Accounts payable	$1,153	$1,131
Atlas:
Accounts payable	$464	$721
ATX:
Accounts payable	$42	$12

NOTE 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of March 31, 2026, and December 31, 2025 the Company had $97.7 million and $97.4 million, respectively, of investments accounted for under the measurement alternative. During the three months ended March 31, 2026 the Company recorded $2.5 million of non-cash mark-to-market adjustments related to the value of a previously made equity investments. During the three months ended March 31, 2025, the Company recorded a $5.8 million non-cash impairment charge related to the decrease in value of a previously made equity investment.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock and the Company’s previously held convertible note converted to $5.2 million of preferred stock. In June 2025, the Company acquired an additional interest in Atlas by purchasing $12.3 million of preferred stock. In connection with the additional investment in Atlas in June 2025, the Company recorded an upward mark-to-market adjustment of $33.3 million to adjust the value of the investment. The primary purpose for providing the additional investments in Atlas was to provide for continued access to developing technology with potential future benefit to the Company. At March 31, 2026, the Company continues to own more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more than 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

• The hiring and firing of officers (i.e., CEO, CFO, etc.) – The hiring and firing of personnel responsible for making the key daily decisions and implementing the strategic operating direction will determine the success the Company has in their initiatives, thereby affecting the economic performance;

• Determining the business plan and budget, including incurring additional indebtedness or issuing additional equity interests – As Atlas is thinly capitalized, the decisions around when and how to obtain cash will influence whether Atlas can continue operating; and

• Determining the strategic operating direction of Atlas – The decisions made around the significant operating direction of Atlas will significantly impact the overall performance of the Company by determining where and how Atlas limited capital is spent without having significant revenues to keep the Company operating.

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

	March 31, 2026	December 31, 2025
VIE total assets	$36,856	$39,620
VIE total liabilities	10,887	10,659

Diodes' equity in VIE	$90,035	$90,035
Diodes' note receivable from VIE	9,000	9,000
Diodes' interest receivable from VIE	740	628
Diodes' maximum exposure to loss	$99,775	$99,663

ATX Semiconductor SDN

In June 2025, the Company entered into a joint venture agreement with Global Advanced Packaging Test Limited to acquire a 43% interest in and joint control of ATX, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging. The ATX joint venture meets the accounting definition of a joint venture where neither party has unilateral control of the entity and both parties have joint control over the decision-making process in the entity. As such, the Company uses the equity method to account for its share of the investment in ATX. The carrying value of the equity investment is $24.2 million as of March 31, 2026. The Company recorded and will continue to record equity method earnings of the joint venture on a 3-month lag.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 10, 2026.

Overview

Diodes Incorporated (Nasdaq: DIOD), delivers high-quality semiconductor products to the world’s leading companies in the automotive, industrial, computing, consumer electronics, and communications markets. We leverage our expanded product portfolio of analog and power solutions combined with a flexible hybrid manufacturing model that meet customers’ needs. Our broad range of application-specific products, delivered through a total solutions sales approach and supported by global operations including engineering, testing, manufacturing, and customer service, enable us to be a premier provider for high-growth markets.

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

Summary for the three months ended March 31, 2026

•
Net sales were $405.5 million, an increase of 22.1% from the $332.1 million in the three months ended March 31, 2025 and an increase of 3.5% from the $391.6 million in three months ended December 31, 2025;
•
Gross profit was $128.8 million, an increase of 23.0% from the $104.7 million in the three months ended March 31, 2025 and an increase of 5.6% from the $121.9 million in the three months ended December 31, 2025;
•
Gross profit margin was 31.8%, compared to 31.5% in the three months ended March 31, 2025 and 31.1% in the three months ended December 31, 2025;
•
Net income was $15.0 million, compared to a net loss of $4.4 million in the three months ended March 31, 2025 and net income of $10.2 million in the three months ended December 31, 2025;
•
Earnings per share attributable to common stockholders was $0.32 per diluted share, compared to $(0.10) per diluted share in the three months ended March 31, 2025 and $0.22 per diluted share in the three months ended December 31, 2025; and
•
Cash flow provided by operations was $64.3 million. We had $31.9 million of capital expenditures. Net cash flow was $26.9 million.

As of March 31, 2026, our cash, cash equivalents, and short-term investments were $404.3 million, and we had access to unused borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

For the three months ended March 31, 2026, net sales grew 22.1% year-over-year and an above-seasonal 3.5% sequentially, highlighting the solid demand recovery and momentum the Company is seeing across our key focus area of automotive, industrial and AI-server related applications. The first quarter of 2026 is the fifth consecutive quarter of double-digit year-over-year growth and the highest percentage increase since the fourth quarter of 2021. Revenue in Europe led the growth as the Company continued to benefit from increased opportunities and orders from customers in the automotive and communications markets. Demand also continued to improve across broad industrial applications, which contributed to our revenue growth in the quarter.

For the three months ended March 31, 2026, gross margin improved 70 basis points sequentially mainly due to the higher revenue contribution from the automotive and industrial markets, which totaled 44% of product revenue, combined with improving utilization.

The Company continues to focus on its previously released 3-year interim financial targets, which include reaching $2 billion in annual revenue and $700 million in gross profit. Content expansion, design win momentum and new product introductions will continue to be the cornerstones of our growth initiatives, combined with increased manufacturing and cost efficiencies to further drive margin expansion.

Results of operations for the three months ended March 31, 2026 and 2025

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

For the Three Months Ended March 31,
	2026	2025
Net sales	100%	100%
Cost of goods sold	(68)	(68)
Gross profit	32	32
Total operating expense	(27)	(31)
Interest income	1	2
Interest expense	-	-
Foreign currency (loss), net	(1)	-
Unrealized gain (loss) on investments	1	(1)
Impairment of equity investment	-	(2)
Other income	-	-
Income tax provision	1	-

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	For the Three Months Ended March 31,
	2026	2025	Increase/(Decrease)	% Change
Net sales	$405,467	$332,113	$73,354	22.1%
Cost of goods sold	276,675	227,419	49,256	21.7%
Gross profit	128,792	104,694	24,098	23.0%
Total operating expense	109,027	103,398	5,629	5.4%
Interest income	5,445	5,813	(368)	(6.3%)
Interest expense	(682)	(467)	215	46.0%
Foreign currency (loss), net	(3,377)	(183)	3,194	(1745.4%)
Unrealized gain (loss) on investments	2,450	(4,032)	6,482	(160.8%)
Impairment of equity investment	(1,249)	(5,817)	4,568	(78.5%)
Other income	91	617	(526)	(85.3%)
Income tax provision	4,000	20	3,980	N/A

Net sales increased approximately $73.4 million, or 22.1%, for the three months ended March 31, 2026, compared to the same period last year, driven by stronger demand across all end markets. During the three months ended March 31, 2026, weighted-average sales price decreased 6.9% and volume increased 31.1%, when compared to the same period in 2025. The decrease in weighted-average sales price was primarily due to product mix.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Industrial	24%	23%
Automotive	20%	19%
Computing	26%	27%
Consumer	17%	17%
Communications	13%	14%

For the three months ended March 31, 2026, gross profit increased approximately 23.0% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the three months ended March 31, 2026 and 2025 was 31.8% and 31.5%, respectively.

Operating expenses for the three months ended March 31, 2026, increased $5.6 million when compared to the three months ended March 31, 2025. Operating expenses as a percentage of net sales were 26.9% and 31.1% for the three months ended March 31, 2026 and 2025, respectively. SG&A increased approximately $5.6 million as compared to the same period last year reflecting an increase in salaries and wages of $3.1 million and an increase in freight and duty expense of $1.2 million. The remaining increase in SG&A was made up of normal business expense fluctuations. SG&A, as a percentage of net sales, was 15.9% and 17.7% for the three months ended three months ended March 31, 2026 and 2025 respectively. For the three months ended March 31, 2026, research and development expenses (“R&D”) increased approximately $2.0 million when compared to the three months ended March 31, 2025, due to increased R&D spending in wages and benefits of $1.6 million and increased depreciation and amortization expense of $0.8 million. R&D, as a percentage of net sales, was 10.0% and 11.6% for the three months ended March 31, 2026 and 2025, respectively.

Interest income and interest expense were both relatively flat for the three months ended March 31, 2026, compared to the same period last year. Unrealized gain on investments increased $2.4 million from fair-value adjustments to a previously made equity investments. During the three months ended March 31, 2026, the Company recognized $1.2 million impairment on a previously made equity investment.

We recognized an income tax expense of approximately $4.0 million and $20 thousand for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax expense reflects the increase in pretax earnings.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments, and our credit facilities. Our cash and cash equivalents and restricted cash increased from $372.3 million at December 31, 2025 to $399.2 million at March 31, 2026. This increase in cash, cash equivalents, and restricted cash reflects normal operations of the Company. As of March 31, 2026, we had short-term investments totaling $10.2 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At March 31, 2026 and December 31, 2025, our working capital was $891.3 million and $878.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments, and available borrowing under credit facilities to be sufficient to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of March 31, 2026, our foreign subsidiaries held approximately $239.0 million of cash, cash equivalents and investments of which approximately $94.2 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $94.2 million is held in Asia and Europe.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $146.4 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offering Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of March 31, 2026, was approximately $115.9 million, net of $30.0 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. There was no outstanding balance under the Credit Agreement at March 31, 2026.

Because some of our outstanding debt is subject to variable interest rates, higher interest rates will potentially increase our overall debt service cost. If interest rates rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2026	2025
Net cash flows from operating activities	$64,313	$56,743
Net cash flows from investing activities	(36,679)	(28,458)
Net cash flows from financing activities	(1,094)	(1,318)
Effect of exchange rate changes on cash and cash equivalents	320	(733)
Change in cash and cash equivalents, including restricted cash	$26,860	$26,234

Operating Activities

Net cash flows from operating activities for the three months ended March 31, 2026 was $64.3 million. The following recurring operating items gave rise to the calculation of net cash flows from operating activities for the three months ended March 31, 2026: Net income of $16.1 million, depreciation and amortization of intangible assets of $35.2 million, a net increase of $6.3 million of changes in working capital accounts, from ongoing operations, and share-based compensation of $7.6 million. These increases in cash flow from operations were partially offset by interest income of $3.4 million recognized related to the Company’s investment hedging.

Net cash flows from operating activities for the three months ended March 31, 2025 was $56.7 million. The following recurring operating items gave rise to the calculation of net cash flows from operating activities for the three months ended March 31, 2025: Depreciation and amortization of intangible assets of $35.9 million, a net increase of $12.1 million of changes in working capital accounts, a $4.0 million non-cash loss on investments related to mark- to-market adjustments to adjust the value of the investment, and share-based compensation of $6.4 million. These increases were partially offset by a net loss of $2.8 million. During the three months ended March 31, 2025, the Company recorded a $5.8 million non-cash impairment charge related to the decrease in value of a previously made equity investment, the result of which is an increase to operating cash flow.

Investing Activities

Net cash and cash equivalents from investing activities was $(36.7) million for the three months ended March 31, 2026. Net cash and cash equivalents from investing activities for the three months ended March 31, 2026 was primarily due to purchases of property, plant, and equipment of $31.9 million, or 7.9% of net sales. We expect capital expenditures for the twelve months ended December 31, 2026 to be within our target model of 5% to 9% of net sales. The Company also paid approximately $3.2 million, net, due to the expiration of hedge instruments.

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

Financing Activities

Net cash and cash equivalents from financing activities was $(1.1) million for the three months ended March 31, 2026. Net cash from financing activities in the three months ended March 31, 2026 consisted of taxes paid on net share settlements of $1.5 million partially offset by a $0.5 million of net increases in our debt.

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

Contractual Obligations

There have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 10, 2026.

Critical Accounting Estimates

Our critical accounting estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 10, 2026. Any new accounting estimates or updates to existing accounting estimates as a result of new accounting pronouncements have been discussed in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q in Note 1 – Summary of Operations and Significant Accounting Policies. The application of our critical accounting estimates may require management to make judgments and estimates about the amounts reflected in the condensed consolidated financial statements. Management uses historical experience and all available information to make these estimates and judgments, and different amounts could be reported using different assumptions and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 10, 2026.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Gary Yu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of March 31, 2026, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 10, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

On February 27, 2026, Francis Tang, the Company’s Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the sale of up to 11,882 shares of the Company’s common stock, subject to the terms of the plan, during the period from February 27, 2026 through February 26, 2027. Mr. Tang’s plan will expire on February 26, 2027, subject to early termination in accordance with the terms of the plan.

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

DIODES INCORPORATED
(Registrant)

May 7, 2026	By: /s/ Gary Yu
Date	GARY YU
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)