Form 10-Q
period 2026-06-30
DIODES INC /DEL/
filed 2026-08-05
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s Common Stock outstanding as of July 30, 2026 was 46,051,705.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$430,447	$367,212
Restricted cash	1,634	5,134
Short-term investments	9,528	9,817
Accounts receivable, net of allowances of $4,205 and $4,095, respectively	310,279	307,055
Inventories	504,565	471,546
Prepaid expenses and other	103,606	96,198
Total current assets	1,360,059	1,256,962
Property, plant, and equipment, net	661,271	649,605
Deferred tax assets	60,842	59,297
Goodwill	182,514	183,437
Intangible assets, net	37,539	45,455
Equity investments	172,564	156,272
Operating lease assets	47,462	38,740
Other long-term assets	61,114	58,332
Total assets	$2,583,365	$2,448,100

Liabilities
Current liabilities:
Lines of credit	$18,560	$30,264
Accounts payable	183,545	149,376
Operating lease liabilities, current	11,849	10,666
Accrued liabilities and other	191,098	170,256
Income tax payable	22,738	16,336
Current portion of long-term debt	1,611	1,442
Total current liabilities	429,401	378,340
Long-term debt, net of current portion	20,298	24,224
Deferred tax liabilities	5,102	6,145
Unrecognized tax benefits	23,844	23,454
Operating lease liabilities	36,687	28,890
Other long-term liabilities	45,724	48,638
Total liabilities	561,056	509,691

Commitments and contingencies (See Note 10)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000 shares authorized; 55,977 and 55,883, shares issued; 45,869 and 45,875, shares outstanding, respectively	37,321	37,259
Additional paid-in capital	569,091	538,087
Retained earnings	1,847,049	1,785,439
Treasury stock, at cost, 10,108 shares and 10,008 shares, respectively	(382,143)	(371,914)
Accumulated other comprehensive loss	(119,017)	(110,747)
Stockholders' equity	1,952,301	1,878,124
Noncontrolling interest	70,008	60,285
Total equity	2,022,309	1,938,409
Total liabilities and stockholders' equity	$2,583,365	$2,448,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$445,529	$366,212	$850,996	$698,325
Cost of goods sold	297,963	250,888	574,638	478,307
Gross profit	147,566	115,324	276,358	220,018

Operating expenses
Selling, general, and administrative	69,782	59,470	134,087	118,169
Research and development	40,651	40,537	81,266	79,164
Amortization of acquisition related intangible assets	3,911	5,839	7,855	11,663
(Gain) loss on disposal of fixed assets	(63)	19	80	1
Other operating (income) expense	(5)	70	15	336
Total operating expense	114,276	105,935	223,303	209,333

Income from operations	33,290	9,389	53,055	10,685

Other income (expense)
Interest income	5,548	7,024	10,993	12,837
Interest expense	(334)	(506)	(1,016)	(973)
Foreign currency (loss), net	(1,017)	(6,432)	(4,394)	(6,615)
Unrealized gain on investments	20,018	29,645	22,468	25,613
Impairment of equity investment	-	-	(1,249)	(5,817)
Gain on disposal of subsidiary	-	13,730	-	13,730
Other income	470	362	561	979
Total other income	24,685	43,823	27,363	39,754

Income before income taxes, equity in net earnings of equity investments, and noncontrolling interest	57,975	53,212	80,418	50,439
Income tax provision	6,847	9,063	10,847	9,083
Equity in net earnings of equity investments	(2,362)	11	(4,703)	17
Net income	48,766	44,160	64,868	41,373
Less net income attributable to noncontrolling interest	(2,117)	1,938	(3,258)	288
Net income attributable to common stockholders	$46,649	$46,098	$61,610	$41,661

Earnings per share attributable to common stockholders:
Basic	$1.02	$0.99	$1.34	$0.90
Diluted	$1.00	$0.99	$1.33	$0.90
Number of shares used in earnings per share computation:
Basic	45,921	46,398	45,920	46,385
Diluted	46,446	46,462	46,344	46,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$48,766	$44,160	$64,868	$41,373
Unrealized gain on defined benefit plan, net of tax	654	898	2,383	4,260
Unrealized (loss) on derivative instruments, net of tax	(1,940)	(20,923)	(2,783)	(13,791)
Reclassification adjustment to interest income	(3,200)	(5,045)	(6,618)	(9,302)
Unrealized foreign currency gain (loss), net of tax	5,774	66,693	(1,252)	65,278
Comprehensive income	50,054	85,783	56,598	87,818
Less: Comprehensive (income) loss attributable to noncontrolling interest	(2,117)	1,938	(3,258)	288
Total comprehensive income attributable to common stockholders	$47,937	$87,721	$53,340	$88,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, March 31, 2026	55,948	$37,303	(10,008)	$(372,109)	$544,117	$1,800,400	$(120,305)	$1,889,406	$61,463	$1,950,869
Total comprehensive income	-	-	-	-	-	46,649	1,288	47,937	2,117	50,054
Net changes in noncontrolling interest	-	-	-	-	14,068	-	-	14,068	6,428	20,496
Common stock issued for share-based plans	29	18	-	-	(18)	-	-	-	-	-
Share-based compensation	-	-	-	-	11,291	-	-	11,291	-	11,291
Stock buyback	-	-	(100)	(10,034)	-	-	-	(10,034)	-	(10,034)
Tax related to net share settlement	-	-	-	-	(367)	-	-	(367)	-	(367)
Balance, June 30, 2026	55,977	$37,321	(10,108)	$(382,143)	$569,091	$1,847,049	$(119,017)	$1,952,301	$70,008	$2,022,309

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2025	55,883	$37,259	(10,008)	$(371,914)	$538,087	$1,785,439	$(110,747)	$1,878,124	$60,285	$1,938,409
Total comprehensive income	-	-	-	-	-	61,610	(8,270)	53,340	3,258	56,598
Net changes in noncontrolling interest	-	-	-	-	14,068	-	-	14,068	6,465	20,533
Common stock issued for share-based plans	94	62	-	-	(62)	-	-	-	-	-
Share-based compensation	-	-	-	-	18,870	-	-	18,870	-	18,870
Stock buyback	-	-	(100)	(10,229)	-	-	-	(10,229)	-	(10,229)
Tax related to net share settlement	-	-	-	-	(1,872)	-	-	(1,872)	-	(1,872)
Balance, June 30, 2026	55,977	$37,321	(10,108)	$(382,143)	$569,091	$1,847,049	$(119,017)	$1,952,301	$70,008	$2,022,309

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

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$64,868	$41,373
Adjustments to reconcile net income to net cash flows from operating activities, net of effects of acquisitions
Depreciation	62,568	60,125
Amortization of intangible assets	7,855	11,663
Share-based compensation expense	18,870	12,179
Deferred income taxes	(1,355)	775
Investment gain	(17,790)	(25,624)
Gain on sale of subsidiary	-	(13,730)
Impairment of equity investment	1,249	5,817
Gain on disposal of fixed assets	80	1
Interest income from derivative financial instruments	(6,618)	(9,302)
Other	2,412	(354)
Changes in operating assets:
Change in accounts receivable	(4,228)	21,288
Change in inventory	(33,393)	5,982
Change in other operating assets	(4,558)	(5,673)
Changes in operating liabilities:
Change in accounts payable	34,296	9,480
Change in accrued liabilities	2,190	(17,367)
Change in income tax payable	5,395	(1,437)
Change in other operating liabilities	947	3,068
Net cash flows from operating activities	132,788	98,264

Cash flows from investing activities
Acquisition, net of cash acquired	(2,440)	(5,160)
Purchases of property, plant, and equipment	(65,503)	(36,338)
Proceeds from sale of property, plant, and equipment	261	5,626
Proceeds from short-term investments	1,893	5,390
Purchases of short-term investments	(1,625)	(7,566)
Purchases of equity securities	(702)	(49,208)
Proceeds from sale of subsidiary	-	15,958
Cash paid for hedge termination	(6,494)	(6,890)
Other	(589)	(426)
Net cash flows from investing activities	(75,199)	(78,614)

Cash flows from financing activities
Advances on lines of credit and short-term debt	28,367	15,082
Repayments of lines of credit and short-term debt	(39,737)	(22,881)
Proceeds from long-term debt	6,868	6,539
Repayments of long-term debt	(10,276)	(3,722)
Repayment of and proceeds from finance lease obligation	(28)	(18)
Taxes paid related to net share settlement	(1,872)	(1,624)
Net changes in noncontrolling interest	25,077	(13,487)
Repurchase of common stock	(10,197)	(10,004)
Other	(153)	(1)
Net cash flows from financing activities	(1,951)	(30,116)

Effect of exchange rate changes on cash and cash equivalents	4,097	18,519
Change in cash and cash equivalents, including restricted cash	59,735	8,053
Cash and cash equivalents, beginning of period, including restricted cash	372,346	314,724
Cash and cash equivalents, end of period, including restricted cash	$432,081	$322,777

Supplemental Cash Flow Information
Interest paid during the period	$483	$826
Taxes paid during the period	$8,249	$10,980
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$27,905	$9,572
Dividend payable to noncontrolling interest	$3,215	$4,673

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

Basis of Presentation

The unaudited condensed consolidated financial data at December 31, 2025 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2026 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair statement of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the operating results for the periods presented have been included in the interim periods. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2026.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s consolidated financial statements:

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The guidance applies to environmental credits that are acquired, generated, granted, or received by an entity and to obligations that may be settled using such credits.

The standard is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2026-02 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-09 to amend certain aspects of its hedge accounting guidance to better reflect an entity’s risk management activities in the financial statements. The guidance expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of non-financial assets. For public business entities, the provisions of ASU 2025-09 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company has adopted the provisions set forth in ASU 2025-09 in the three months ended June 30, 2026, which did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – Earnings per Share and Equity

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

During the three months ended June 30, 2026, the Company repurchased 0.1 million shares of its common stock for an aggregate purchase price of $10.0 million. These purchases were made under the Company’s share authorization received from the Company’s board of directors on May 8, 2025, to purchase up to $100.0 million of the Company’s common stock. The repurchased shares are held as treasury stock and are excluded from shares outstanding for purposes of calculating basic and diluted earnings per share from the date of repurchase.

During the three months ended June 30, 2026, our 53% owned subsidiary, ERIS, reduced its ownership interest in one of its subsidiaries from approximately 96% to approximately 77%, which increased the Company’s non-controlling interest in ERIS by approximately $9.9 million.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Earnings (numerator)
Net income attributable to common stockholders	$46,649	$46,098	$61,610	$41,661

Shares (denominator)
Weighted average common shares outstanding (basic)	45,921	46,398	45,920	46,385
Dilutive effect of stock options and stock awards outstanding	525	64	424	67
Adjusted weighted average common shares outstanding (diluted)	46,446	46,462	46,344	46,452

Earnings per share attributable to common stockholders
Basic	$1.02	$0.99	$1.34	$0.90
Diluted	$1.00	$0.99	$1.33	$0.90

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	15	704	12	612

NOTE 3 - Fair Value Measurements

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

As of June 30, 2026, we had short-term and long-term investments. Long-term investments are included within Equity investments on the consolidated balance sheet. Trading securities held at June 30, 2026, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Long-term investments consist of certain equity securities acquired as part of the LSC acquisition. Deferred compensation investments consist primarily of life insurance policies, but may also include investments in the Company’s stock, mutual funds and cash. See Note 12 for additional information related to our deferred compensation program and Note 11 for additional information related to our derivative financial instruments. The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of June 30, 2026, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Year-to-Date Earnings
Short-term investments	$9,528	$9,528	$-	$-	$-
Long-term investments	42,538	42,538	-	-	22,468
Collared forward asset	13,727	-	13,727	-	-
Commodity SWAP agreements	(1,555)	-	(1,555)	-	-
Deferred compensation investments	21,372	1,573	19,799	-	1,166

Financial assets and liabilities carried at fair value as of December 31, 2025, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$9,817	$9,817	$-	$-	$-
Long-term investments	20,574	20,574	-	-	(4,754)
Collared forward asset	11,454	-	11,454	-	-
Collared forward liability	(2,558)	-	(2,558)	-	-
Deferred compensation investments	19,959	1,196	18,763	-	2,244

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2026 and December 31, 2025.

NOTE 4 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	June 30, 2026	December 31, 2025
Finished goods	$167,027	$171,369
Work-in-progress	95,843	91,143
Raw materials	241,695	209,034
Total	$504,565	$471,546

NOTE 5 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2025	$183,437
Foreign currency translation adjustment	(923)
Balance at June 30, 2026	$182,514

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2026	2025
Intangible assets subject to amortization:
Gross carrying amount	$270,997	$270,997
Accumulated amortization	(234,400)	(226,544)
Foreign currency translation adjustment	(8,400)	(8,370)
Total intangible assets subject to amortization	28,197	36,083
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(961)	(931)
Total intangible assets with indefinite lives	9,342	9,372
Total intangible assets, net	$37,539	$45,455

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2026	2025
Three Months Ended June 30,	$3,911	$5,839
Six Months Ended June 30,	$7,855	$11,663

NOTE 6 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Domestic pre-tax income	$23,400	$75,626	$22,444	$90,249
Foreign pre-tax income (loss)	$32,213	$(22,403)	$53,271	$(39,793)
Income tax provision	$6,847	$9,063	$10,847	$9,083
Effective tax rate	12.3%	17.0%	14.3%	18.0%
Impact of tax holidays on tax expense	$(689)	$(289)	$(845)	$(463)
Earnings per share impact of tax holidays:
Basic	$0.02	$0.01	$0.02	$0.01
Diluted	$0.02	$0.01	$0.02	$0.01

For the three and six months ended June 30, 2026, the effective tax rate differs from the 21% U.S. statutory income tax rate primarily due to the impact of research and development tax incentives and nontaxable investment gains included in pretax income, partially offset by taxes on foreign income and nondeductible compensation.

For the three and six months ended June 30, 2025, the effective tax rate differs from the 21% U.S. statutory income tax rate primarily due to the impact of research and development tax incentives, partially offset by taxes on foreign income and nondeductible compensation.

The decrease in effective tax rate for the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, is primarily due to the change in pre-tax earnings during the comparable periods, including the geographical mix of pre-tax income and loss across tax jurisdictions and changes in conclusions regarding the realizability of certain deferred tax assets.

NOTE 7 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of goods sold	$534	$512	$1,096	$1,066
Selling, general, and administrative	9,619	4,032	15,466	8,648
Research and development	1,138	1,249	2,308	2,465
Total share-based compensation expense	$11,291	$5,793	$18,870	$12,179

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

As of June 30, 2026, total unrecognized share-based compensation expense related to share grants was approximately $59.6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Modification. During the three months ended June 30, 2026, we modified previously granted restricted stock awards for board members and employees who retired. The result of the modifications resulted in the acceleration of the vesting of 17,780 stock awards for the board members and employees. The incremental expense recorded for this modification was approximately $1.5 million, which was expensed in SG&A expense in the three months ended June 30, 2026.

NOTE 8 – Enterprise-Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. One segment reflects how our chief operating decision maker (“CODM”), which is our chief executive officer, allocates resources and measures results. Although our CODM regularly uses gross profit for key operating decisions about allocating resources and assessing performance, we have concluded that consolidated net income (loss) is also used and is the measure of profit or loss required to be disclosed under the provisions of ASC 280 for our single operating segment. Accordingly, we considered whether there were any significant expense categories to disclose and concluded that the consolidated financial statements and accompanying notes thereto include the relevant categories regularly provided to our CODM. The CODM's assessment of performance is predominantly performed during the Company’s annual budgeting and quarterly forecasting process where segment resourcing decisions, such as employee and capital, are made. The measure of segment assets is reported in our consolidated balance sheets as “Total assets.” Our primary operations include operations in Asia, the Americas, and Europe.

The table below sets forth the number of customers and the amount of sales to that customer, where that customer accounted for 10% or greater of our net sales during the applicable periods:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Customer 1	$45,583	$45,937	$90,058	$79,538
Customer 2	$54,681	$43,829	$105,520	$82,864

Each of the customers that accounted for 10% or more of our net sales are broad-based distributors serving thousands of customers. At June 30, 2026 and December 31, 2025, one customer that accounted for 10% or more of the Company’s net sales accounted for approximately 15.1% and 16.3%, respectively, of the Company’s outstanding accounts receivable.

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

For the Three Months Ended June 30, 2026	Asia	Americas	Europe	Consolidated
Total sales	$474,595	$319,155	$66,261	$860,011
Intercompany elimination	(204,475)	(177,949)	(32,058)	(414,482)
Net sales	$270,120	$141,206	$34,203	$445,529

For the Three Months Ended June 30, 2025	Asia	Americas	Europe	Consolidated
Total sales	$396,839	$276,715	$59,634	$733,188
Intercompany elimination	(178,321)	(155,020)	(33,635)	(366,976)
Net sales	$218,518	$121,695	$25,999	$366,212

As of and for the
Six Months Ended June 30, 2026	Asia	Americas	Europe	Consolidated
Total sales	$911,325	612,075	$135,507	$1,658,907
Intercompany elimination	(398,475)	(345,641)	(63,795)	(807,911)
Net sales	$512,850	$266,434	$71,712	$850,996

Property, plant, and equipment, net	$505,314	$66,802	$89,155	$661,271
Total assets	$1,726,216	$583,525	$273,624	$2,583,365

As of and for the
Six Months Ended June 30, 2025	Asia	Americas	Europe	Consolidated
Total sales	$749,530	$538,660	$117,885	$1,406,075
Intercompany elimination	(337,485)	(303,377)	(66,888)	(707,750)
Net sales	$412,045	$235,283	$50,997	$698,325

Property, plant, and equipment, net	$507,574	$71,663	$100,805	$680,042
Total assets	$1,646,477	$556,335	$268,743	$2,471,555

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or distributor sales):

	For the Three Months Ended June 30,
Net Sales by Region	2026	2025
Asia	$350,924	$285,976
Europe	55,149	45,545
Americas	39,456	34,691
Total net sales	$445,529	$366,212

Net Sales by Type
Direct sales	$162,256	$129,996
Distributor sales	283,273	236,216
Total net sales	$445,529	$366,212

	For the Six Months Ended June 30,
Net Sales by Region	2026	2025
Asia	$664,869	$544,269
Europe	112,071	90,119
Americas	74,056	63,937
Total net sales	$850,996	$698,325

Net Sales by Type
Direct sales	$312,772	$251,829
Distributor sales	538,224	446,496
Total net sales	$850,996	$698,325

The table below sets forth the location to where products were shipped, representing 10% or more of net sales in at least one of the periods shown below:

	Location	Amount
For the three months ended June 30,		2026	2025
	China	$219,067	$164,401
	Singapore	$46,726	$44,467
For the six months ended June 30,
	China	$396,061	$317,849
	Singapore	$83,074	$74,636

NOTE 9 – Debt

Borrowings outstanding as of June 30, 2026 and December 31, 2025 are set forth in the table below:

	June 30,	December 31,		Current Amount
Description	2026	2025	Interest Rate	Maturity
Short-term debt	$18,560	$30,264	Various indices plus margin	Various during next 12 months

Long-term debt
Notes payable to Bank of Taiwan	1,366	1,479	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	4,700	4,770	2-yr deposit rate floating plus 0.082%	October 2027
Notes payable to CTBC Bank	3,133	3,180	TAIBOR 3M plus 0.5%	March 2028
Notes payable to CTBC Bank	-	3,180	TAIBOR 3M plus 0.5%	April 2027
Notes payable to CTBC Bank	10,865	11,384	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	65	95	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	809	918	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	71	99	1 M time deposit rate + 1.4%	October 2027
Notes payable to Taishin Bank	137	258	2.82%	January 2027
Notes payable to Taishin Bank	372	-	2.82%	January 2028
Notes payable to Chang Hwa Bank	31	32	2.22%	November 2030
Notes payable to Chang Hwa Bank	47	48	2.22%	December 2030
Notes payable to Chang Hwa Bank	313	223	2.22%	January 2031
Total long-term debt	21,909	25,666
Less: Current portion of long-term debt	(1,611)	(1,442)
Total long-term debt, net of current portion	$20,298	$24,224

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $148.9 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2026, was approximately $129.9 million, net of $18.6 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Company’s obligations under the Credit Agreement are secured by a lien on substantially all assets of the Company and certain of its subsidiaries. There was no outstanding balance at June 30, 2026. In addition to our U.S. Credit Agreement, our 53% owned subsidiary, ERIS, had long-term debt of $20.9 million and $25.0 million, at June 30, 2026 and December 31, 2025, respectively, from local Taiwan banks. The outstanding ERIS debt matures in various periods from 2026 through 2033.

NOTE 10 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $94.4 million at June 30, 2026. As of June 30, 2026, we also had a commitment to purchase approximately $44.2 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2031.

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

NOTE 11 – Derivative Financial Instruments

We use derivative instruments to manage risks related to foreign currencies, interest rates, commodity price management, and the net investment risk in our foreign subsidiaries. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment. The Company does not enter into derivative contracts for speculative purposes.

Commodity Price Risk Management. The Company purchases gold that is used in the manufacturing of connectors, electronic components, and other products. Gold prices are subject to significant market volatility, which can affect the Company's production costs and operating margins.

To manage a portion of its exposure to fluctuations in gold prices, the Company enters into commodity swap agreements. Our gold derivative contracts are designated as cash flow hedges of forecasted purchases of gold and qualify for hedge accounting treatment under ASC 815. As of June 30, 2026 and December 31, 2025, we had $13.6 million and zero, respectively, of outstanding commodity swaps. At June 30, 2026, the Company had outstanding gold forward contracts covering approximately 2,097 troy ounces of forecasted gold purchases through March 31, 2027.

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. As of June 30, 2026 and December 31, 2025, we had $383.6 million and $345.2 million, respectively, of outstanding foreign currency forward agreements that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815. As of June 30, 2026 and December 31, 2025 we owe approximately $4.3 million and approximately $1.3 million related to our foreign currency forward agreements.

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

The table below sets forth the fair value of the Company’s derivative financial instruments, which are Level 2 instruments in the fair-value hierarchy, as well as their classification on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Fair Value
	Other Current or Non-Current Assets		Other Current or Non-Current Liabilities
	2026	2025	2026	2025
Derivatives with hedge designations
Collared forwards	$13,727	$11,454	$-	$2,558
Commodity swaps	$-	$-	$1,555	$-
Derivatives without hedge designations
Foreign exchange forwards	$-	$-	$-	$-

The table below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025:

Derivative Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Designated as	June 30,		Effectiveness	June 30,
Hedging Instruments	2026	2025	Testing)	2026	2025
Three Months Ended
Collared forwards	$(652)	$(20,923)	Interest income	$3,200	$5,045
Commodity swaps	$(1,788)	$-		N/A	N/A
Six Months Ended
Collared forwards	$(1,495)	$(13,791)	Interest income	$6,618	$9,302
Commodity swaps	$(1,788)	$-		N/A	N/A

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At June 30, 2026 and December 31, 2025, these investments totaled approximately $21.4 million and $20.0 million, respectively.

NOTE 13 – Related Parties

We conduct business with the following related parties: Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”), Nuvoton Technology Corporation (“Nuvoton”), Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”), Atlas Magnetics, Co. (“Atlas”), and ATX Semiconductor SDN (“ATX”).

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

Warren Chen, a member of the Company’s board of directors, serves as a member of the Nuvoton board of directors. In the six months ended June 30, 2026, we purchased approximately $1.4 million of wafers from Nuvoton under an agreement that ended in the second quarter of 2026. We consider our relationship with Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton.

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

The table below sets forth the revenues and expenses with our related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Keylink:
Net sales	$(33)	$(101)	$9	$27
Purchases	$242	$62	$465	$199
Plating, rental, and consulting expense	$3,859	$3,307	$7,477	$6,528
Nuvoton:
Net sales	$10	$29	$26	$53
Purchases	$3,678	$1,278	$5,263	$2,343
JCP:
Purchases	$-	$29	$-	$105
Atlas:
Purchases	$2,072	$3,694	$4,353	$6,738
ATX:
Purchases	$202	$-	$296	$-

The table below sets forth accounts receivable from, and accounts payable to, our related parties:

	June 30, 2026	December 31, 2025
Keylink:
Accounts receivable	$38,087	$25,415
Accounts payable	$31,847	$27,837
Nuvoton:
Accounts receivable	$10	$9
Accounts payable	$2,599	$1,131
Atlas:
Accounts payable	$325	$721
ATX:
Accounts payable	$90	$12

NOTE 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of June 30, 2026 and December 31, 2025, the Company had $98.0 million and $97.4 million, respectively, of investments accounted for under the measurement alternative. During the six months ended June 30, 2026, the Company recorded $22.5 million of non-cash mark-to-market adjustments related to the value of a previously made equity investments. During the six months ended June 30, 2025, the Company recorded a $5.8 million non-cash impairment charge related to the decrease in value of a previously made equity investment.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock and the Company’s previously held convertible note converted to $5.2 million of preferred stock. In June 2025, the Company acquired an additional interest in Atlas by purchasing $12.3 million of preferred stock. In connection with the additional investment in Atlas in June 2025, the Company recorded an upward mark-to-market adjustment of $33.3 million to adjust the value of the investment. The primary purpose for providing the additional investments in Atlas was to provide for continued access to developing technology with potential future benefit to the Company. At June 30, 2026, the Company continues to own more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more than 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

	June 30, 2026	December 31, 2025
VIE total assets	$34,444	$39,620
VIE total liabilities	12,019	10,659

Diodes' equity in VIE	$90,035	$90,035
Diodes' note receivable from VIE	9,000	9,000
Diodes' interest receivable from VIE	853	628
Diodes' maximum exposure to loss	$99,888	$99,663

ATX Semiconductor SDN

In June 2025, the Company entered into a joint venture agreement with Global Advanced Packaging Test Limited to acquire a 43% interest in and joint control of ATX, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging. The ATX joint venture meets the accounting definition of a joint venture where neither party has unilateral control of the entity and both parties have joint control over the decision-making process in the entity. As such, the Company uses the equity method to account for its share of the investment in ATX. The carrying value of the equity investment is $21.7 million as of June 30, 2026. The Company recorded and will continue to record equity method earnings of the joint venture on a 3-month lag.

Note 15 - Subsequent Event

On July 10, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of ElevATE Semiconductor, Inc. (“ElevATE”) in an all-cash transaction, which we expect to fund from available cash and our unused borrowing capacity. ElevATE is a fabless semiconductor company based in San Diego, California that specializes in the development of integrated circuits for the automated test equipment industry. Under the terms of the Merger Agreement, the aggregate merger consideration is based on a $250.0 million base purchase price, subject to customary adjustments for cash, indebtedness, transaction costs, taxes, and net working capital. In addition, the Merger Agreement provides for potential earnout payments of up to $50.0 million in the aggregate based on the achievement of specified post-closing revenue and gross margin thresholds for calendar years 2027 through 2030. The Company will account for the acquisition of ElevATE as a business combination.

The transaction, which is still subject to customary closing conditions, including regulatory approvals, is expected to close during the second half of 2026.

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

Summary for the three months ended June 30, 2026

•
Net sales were $445.5 million, an increase of 21.7% from the $366.2 million in the three months ended June 30, 2025 and an increase of 9.9% from the $405.5 million in three months ended March 31, 2026;
•
Gross profit was $147.6 million, an increase of 28.0% from the $115.3 million in the three months ended June 30, 2025 and an increase of 14.6% from the $128.8 million in the three months ended March 31, 2026;
•
Gross profit margin was 33.1%, compared to 31.5% in the three months ended June 30, 2025 and 31.8% in the three months ended March 31, 2026;
•
Net income attributable to common stockholders was $46.6 million, compared to net income attributable to common stockholders of $46.1 million in the three months ended June 30, 2025 and net income attributable to common stockholders of $15.0 million in the three months ended March 31, 2026;
•
Earnings per share attributable to common stockholders was $1.00 per diluted share, compared to $0.99 per diluted share in the three months ended June 30, 2025 and $0.32 per diluted share in the three months ended March 31, 2026; and
•
Cash flow provided by operations was $68.5 million. We had $33.6 million of capital expenditures. Net cash flow was $32.9 million.

As of June 30, 2026, our cash, cash equivalents, and short-term investments were $440.0 million, and we had access to unused borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

On July 10, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of ElevATE Semiconductor, Inc. (“ElevATE”) in an all-cash transaction, which we expect to fund from available cash and our unused borrowing capacity. ElevATE is a fabless semiconductor company based in San Diego, California that specializes in the development of integrated circuits for the automated test equipment industry. Under the terms of the Merger Agreement, the aggregate merger consideration is based on a $250.0 million base purchase price, subject to customary adjustments for cash, indebtedness, transaction costs, taxes, and net working capital. In addition, the Merger Agreement provides for potential earnout payments of up to $50.0 million in the aggregate based on the achievement of specified post-closing revenue and gross margin thresholds for calendar years 2027 through 2030.

The transaction, which is still subject to customary closing conditions, including regulatory approvals, is expected to close during the second half of 2026.

In the three months and six months ended June 30, 2026, the Company extended its momentum with revenue again increasing more than 20% when compared to the three and six months ended June 30, 2025, driven by growth across regions. Revenue also increased 10% sequentially coupled. The continued growth this quarter serves as further confirmation of strengthening demand in the overall market combined with the Company’s expanding content across our analog and power solutions in our key focus areas of automotive, industrial and artificial intelligence server-related applications.

The cost and operating initiatives previously implemented during the semiconductor market slowdown are producing measurable benefits to gross margin and net income, with margin increasing 160 basis points year-over-year. These actions have also contributed to increased cash flow that has enabled the Company to reinvest in growth and innovation, while also looking for inorganic opportunities to expand our technology portfolio, such as the recent proposed acquisition of ElevATE.

Results of operations for the three months ended June 30, 2026 and 2025

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

For the three months ended June 30,
	2026	2025
Net sales	100%	100%
Cost of goods sold	(67)	(68)
Gross profit	33	32
Total operating expense	(26)	(29)
Interest income	1	2
Foreign currency (loss), net	-	(2)
Unrealized gain on investments	4	8
Gain on disposal of subsidiary	-	4
Income tax provision	(2)	(3)
Equity in net earnings of equity investments	(1)	-
Net income attributable to common stockholders	10	13

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended June 30,
	2026	2025	Increase/(Decrease)	% Change
Net sales	$445,529	$366,212	$79,317	21.7%
Cost of goods sold	297,963	250,888	47,075	18.8%
Gross profit	147,566	115,324	32,242	28.0%
Total operating expense	114,276	105,935	8,341	7.9%
Interest income	5,548	7,024	(1,476)	(21.0%)
Interest expense	(334)	(506)	(172)	(34.0%)
Foreign currency (loss), net	(1,017)	(6,432)	(5,415)	84.2%
Unrealized gain on investments	20,018	29,645	(9,627)	(32.5%)
Gain on disposal of subsidiary	-	13,730	(13,730)	N/A
Other income	470	362	108	29.8%
Income tax provision	6,847	9,063	(2,216)	(24.5%)
Equity in net earnings of equity investments	(2,362)	11	(2,373)	(21572.7%)
Net income attributable to common stockholders	46,649	46,098	551	1.2%

Net sales increased approximately $79.3 million, or 21.7%, for the three months ended June 30, 2026, compared to the same period last year, primarily due to strong demand in the computing market, especially for artificial intelligence related server applications as well as data center and edge computing. During the three months ended June 30, 2026, weighted-average sales price decreased 2.5%

and volume increased 24.8%, when compared to the same period in 2025. The decrease in weighted-average sales price was primarily due to lower market pricing.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025
Industrial	23%	23%
Automotive	21%	19%
Computing	28%	26%
Consumer	17%	18%
Communications	11%	14%

For the three months ended June 30, 2026, gross profit increased approximately 28.0% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the three months ended June 30, 2026 and 2025 was 33.1% and 31.5%, respectively.

Operating expenses for the three months ended June 30, 2026, increased $8.3 million when compared to the three months ended June 30, 2025. Operating expenses as a percentage of net sales were 25.6% and 28.9% for the three months ended June 30, 2026 and 2025, respectively. SG&A increased approximately $10.3 million as compared to the same period last year reflecting an increase in salaries and wages of $8.6 million and freight and duty expense of $1.7 million. SG&A, as a percentage of net sales, was 15.7% and 16.2% for the three months ended June 30, 2026 and 2025 respectively. For the three months ended June 30, 2026, research and development expenses (“R&D”) was flat when compared to the three months ended June 30, 2025. R&D, as a percentage of net sales, was 9.1% and 11.1% for the three months ended June 30, 2026 and 2025, respectively.

Interest income decreased $1.5 million, or 21.0%, for the three months ended June 30, 2026, compared to the same period last year, reflecting less interest income received in the Company’s derivative hedging instruments. Interest expense was flat for the three months ended June 30, 2026, compared to the same period last year. During the three months ended June 30, 2026, the Company recognized $20.0 million in unrealized gains on investments for mark-to-market adjustments.

We recognized an income tax expense of approximately $6.8 million and $9.1 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in income taxes for 2026 compared to 2025 is primarily attributable to the geographical mix of pre-tax income and loss across tax jurisdictions.

Results of operations for the six months ended June 30, 2026 and 2025

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

For the six months ended June 30,
	2026	2025
Net sales	100%	100%
Cost of goods sold	(68)	(68)
Gross profit	32	32
Total operating expense	(26)	(30)
Interest income	1	2
Foreign currency (loss), net	(1)	(1)
Unrealized gain on investments	3	4
Impairment of equity investment	-	(1)
Gain on disposal of subsidiary	-	2
Income tax provision	(1)	(1)
Equity in net earnings of equity investments	(1)	-
Net income attributable to common stockholders	7	6

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	For the six months ended June 30,
	2026	2025	Increase/(Decrease)	% Change
Net sales	$850,996	$698,325	$152,671	21.9%
Cost of goods sold	574,638	478,307	96,331	20.1%
Gross profit	276,358	220,018	56,340	25.6%
Total operating expense	223,303	209,333	13,970	6.7%
Interest income	10,993	12,837	(1,844)	(14.4%)
Interest expense	(1,016)	(973)	43	4.4%
Foreign currency (loss), net	(4,394)	(6,615)	(2,221)	(33.6%)
Unrealized gain on investments	22,468	25,613	(3,145)	(12.3%)
Impairment of equity investment	(1,249)	(5,817)	4,568	(78.5%)
Gain on disposal of subsidiary	-	13,730	(13,730)	(100.0%)
Other income	561	979	(418)	(42.7%)
Income tax provision	10,847	9,083	1,764	19.4%
Equity in net earnings of equity investments	(4,703)	17	(4,720)	(27764.7%)
Net income attributable to common stockholders	61,610	41,661	19,949	47.9%

Net sales increased approximately $152.7 million, or 21.9%, for the six months ended June 30, 2026, compared to the same period last year. During the six months ended June 30, 2026, weighted-average sales price decreased 4.6% and volume increased 27.7%, when compared to the same period in 2025.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Industrial	23%	23%
Automotive	19%	19%
Computing	27%	26%
Consumer	18%	18%
Communications	13%	14%

For the six months ended June 30, 2026, gross profit increased approximately 25.6% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the six months ended June 30, 2026 and 2025 was 32.5% and 31.5%, respectively.

Operating expenses for the six months ended June 30, 2026, increased $14.0 million when compared to the six months ended June 30, 2025. Operating expenses as a percentage of net sales were 26.2% and 30.0% for the six months ended June 30, 2026 and 2025, respectively. SG&A increased approximately $15.9 million as compared to the same period last year reflecting an increase in salaries and wages of $11.8 million and an increase in freight and duty of $2.9 million. SG&A, as a percentage of net sales, was 15.8% and 16.9% for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, R&D increased approximately $2.1 million when compared to the six months ended June 30, 2025 due to increased R&D expenses related to salaries and wages of $4.1 million, and increased depreciation and amortization of $3.8 million. These increases in R&D expenses were partially offset by decreases in R&D marketing expense of $4.2 million and decreases in R&D operating expenses of $2.2 million. R&D, as a percentage of net sales, was 9.6% and 11.3% for the six months ended June 30, 2026 and 2025, respectively.

Interest income decreased $1.8 million, or 14.4%, for the six months ended June 30, 2026, compared to the same period last year, reflecting lower amounts of interest income received in the Company’s derivative hedging instruments. Interest expense was flat for the six months ended June 30, 2026, compared to the same period last year. During the six months ended June 30, 2026, the Company recognized an impairment loss on an equity investment of $1.3 million, due to a decline in the value of the investment. During the six months ended June 30, 2026, the Company recognized upward fair value adjustments of $22.5 million related to long-term investments.

We recognized an income tax expense of approximately $10.8 million and $9.1 million for the six months ended June 30, 2026 and 2025, respectively. The increase in income taxes for 2026 compared to 2025 was primarily attributable to an increase in pretax earnings.

Financial Condition

Liquidity and Capital Resources

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments, and our credit facilities. Our cash and cash equivalents and restricted cash increased from $372.3 million at December 31, 2025 to $432.1 million at June 30, 2026. This increase in cash, cash equivalents, and restricted cash reflects normal operations of the Company. As of June 30, 2026, we had short-term investments totaling $9.5 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

At June 30, 2026 and December 31, 2025, our working capital was $930.7 million and $878.6 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments, and available borrowing under credit facilities to be sufficient to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of June 30, 2026, our foreign subsidiaries held approximately $253.2 million of cash, cash equivalents and investments of which approximately $91.2 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $92.1 million is held in Asia and Europe.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with several financial institutions through our foreign entities worldwide totaling $148.9 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offering Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of June 30, 2026, was approximately $129.9 million, net of $18.6 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million. The Credit Agreement bears interest at Term SOFR or similar other indices plus a specified margin and matures in May 2028. The Company’s obligations under the Credit Agreement are secured by a lien on substantially all assets of the Company and certain of its subsidiaries. There was no outstanding balance under the Credit Agreement at June 30, 2026. In addition to our U.S. Credit Agreement, our 53% owned subsidiary, ERIS, had long-term debt of $20.9 million and $25.0 million, at June 30, 2026 and December 31, 2025, respectively, from local Taiwan banks. The outstanding ERIS debt matures in various periods from 2026 through 2033.

Because some of our outstanding debt is subject to variable interest rates, higher interest rates will potentially increase our overall debt service cost. If interest rates rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2026	2025
Net cash flows from operating activities	$132,788	$98,264
Net cash flows from investing activities	(75,199)	(78,614)
Net cash flows from financing activities	(1,951)	(30,116)
Effect of exchange rate changes on cash and cash equivalents	4,097	18,519
Change in cash and cash equivalents, including restricted cash	$59,735	$8,053

Operating Activities

Net cash flows from operating activities for the six months ended June 30, 2026 was $132.8 million. The following recurring operating items gave rise to the calculation of net cash flows from operating activities for the six months ended June 30, 2026: Net income of $64.9 million, depreciation and amortization of intangible assets of $70.4 million, share-based compensation of $18.9 million, and a net increase of $0.6 million of changes in working capital accounts. These increases in cash were partially offset by the recognition of net investment gains of $17.8 million, including $22.5 million, net, of non-cash mark-to-market increases.

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

Investing Activities

Net cash and cash equivalents from investing activities was $(75.2) million for the six months ended June 30, 2026. Net cash and cash equivalents from investing activities for the six months ended June 30, 2026 was primarily due to purchases of property, plant, and equipment of $65.5 million, or 7.7% of net sales. We expect capital expenditures for the twelve months ended December 31, 2026 to be within our target model of 5% to 9% of net sales. The Company also paid approximately $6.5 million due to the termination of a hedge instrument and made a $2.4 million payment from an escrow account related to the previously made acquisition.

Net cash and cash equivalents from investing activities was ($78.6) million for the six months ended June 30, 2025. Net cash and cash equivalents from investing activities for the six months ended June 30, 2025 was primarily due to purchases of property, plant, and equipment of $36.3 million, or 5.2% of net sales. The Company made purchases of equity securities, including making an investment in ATX of approximately $30.0 million, increasing its investment in Atlas by approximately $17.3 million, and the acquisition of the minority interest in a joint venture in Taiwan for approximately $4.1 million, bringing the Company’s ownership to 100%. The Company also paid approximately $6.9 million due to the expiration of a hedge instrument. These uses of cash for investing were partially offset by the receipt of approximately $16.0 million related to the sale of TFS.

Financing Activities

Net cash and cash equivalents from financing activities was $(2.0) million for the six months ended June 30, 2026. Net cash from financing activities in the six months ended June 30, 2026 consisted of stock repurchases of $10.2 million, $14.8 million of net decreases in our debt, and taxes paid on net share settlements of $1.9 million. These uses of cash were partially offset by net changes in non-controlling interests of $25.1 million.

Net cash and cash equivalents from financing activities was ($30.1) million for the six months ended June 30, 2025. Net cash from financing activities in the six months ended June 30, 2025 consisted of net decreases in non-controlling interests of $13.5 million, stock repurchases of $10.0 million, $5.0 million of net decreases in our debt, and taxes paid on net share settlements of $1.6 million.

Use of Derivative Instruments and Hedging

We use, or may use, interest rate swaps, commodity swaps, foreign exchange forward contracts, and cross currency swaps to provide a level of protection against interest rate risks and foreign exchange exposure.

Hedges of Commodity Risk

As part of our overall risk management strategy, we enter into commodity swap agreements to manage our exposure to fluctuations in commodity prices. These derivative instruments are intended to reduce the volatility of future cash flows attributable to changes in market prices and to provide greater certainty regarding the cost of commodities used in our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

We are exposed to commodity price risk in the ordinary course of business, including fluctuations in the market price of gold, which is used in our operations and may affect our cost of sales, margins, cash flows and financial condition. Gold prices are influenced by a number of factors beyond our control, including global supply and demand conditions, inflation expectations, interest rates, currency movements, investor demand, central bank activity, geopolitical developments and broader macroeconomic conditions. Significant increases in the price of gold could adversely affect our operating results to the extent we are unable to offset higher costs through pricing actions, productivity improvements, material substitutions or other measures.

To help manage a portion of our exposure to changes in gold prices, we enter into commodity hedging arrangements from time to time, including derivative instruments linked to gold prices. These arrangements are intended to reduce the variability of cash flows and earnings associated with forecasted purchases or usage of gold, but they may not fully offset the effects of commodity price changes and may expose us to basis risk, counterparty risk, liquidity risk and the risk that hedge positions do not qualify for, or are not designated for, hedge accounting treatment. In addition, the timing and amount of gains or losses recognized on these instruments may not coincide with the timing and amount of the underlying commodity exposures.

A hypothetical 10.0% increase or decrease in the market price of gold, measured as of June 30, 2026 and assuming the aggregate notional amount of our gold-related hedging positions and underlying forecasted exposures remained constant, would be expected to result in a corresponding change in the fair value of our gold commodity derivatives and in the cost of our forecasted gold purchases. The actual impact on our consolidated financial statements would depend on a variety of factors, including the notional amount, tenor and structure of our hedging instruments, the volume and timing of underlying gold purchases, whether the instruments are designated as cash flow hedges, and the extent to which any change in derivative fair value offsets changes in the cost of the underlying exposure. Accordingly, while our hedging program is intended to mitigate the effect of changes in gold prices, it does not eliminate commodity price risk.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Gary Yu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of June 30, 2026, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 10, 2026 except as set forth below.

Our ability to complete our acquisition of ElevATE is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the transaction not to be completed; and if we are able to complete the transaction, we may be unable to realize the anticipated benefits.

On July 10, 2026, we entered into a Merger Agreement to acquire ElevATE Semiconductor, Inc. The acquisition is subject to customary closing conditions, including certain regulatory approvals, as specified in the Merger Agreement. No assurance can be given that the required conditions to closing will be satisfied, and, even if all required approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals. Any delay in completing the acquisition could cause the Company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the acquisition is successfully completed within its expected time frame. Even if the transaction closes timely, we also cannot be sure that we will recognize the anticipated benefits of the transaction. If we are unable to successfully maximize the benefits of our acquisition of ElevATE, our business, financial condition and operating results could be adversely affected

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about repurchases of our common stock during the three months ended June 30, 2026.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	-	$-	-	$66,186,357
May 1, 2026 - May 31, 2026	99,120	100.91	99,120	56,184,423
June 1, 2026 - June 30, 202	-	-	-	56,184,423
Total	99,120	$100.91	99,120	$56,184,423

All open-market purchases during the quarter were made under the authorization received from our board of directors on May 8, 2025, to purchase up to $100.0 million of the Company’s common stock. As of June 30, 2026, $43.8 million of the May 2025 program had been utilized. Share repurchases under the program may be made from time to time in the open market, through privately-negotiated transactions, or otherwise, subject to applicable laws, regulations, and approvals. The timing of the share repurchases will depend on a variety of factors, including market conditions, and the share repurchases may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

On May 12, 2026, Francis Tang, the Company’s Chief Technology Officer, terminated a trading arrangement under Rule 10b5-1(c) under the Securities Exchange Act of 1934. The trading arrangement had been adopted on February 27, 2026, was scheduled to expire on February 26, 2027, and covered up to 11,882 shares of the Company's common stock.

On May 26, 2026, Francis Tang, the Company’s Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the sale of up to 17,621 shares of the Company’s common stock, subject to the terms of the plan, during the period from May 26, 2026 through April 30, 2027. Mr. Tang’s plan will expire on April 30, 2027, subject to early termination in accordance with the terms of the plan.

On May 29, 2026, Emily Yang, the Company’s Senior Vice President, Worldwide Sales and Marketing, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the sale of up to 5,596 shares of the Company’s common stock, subject to the terms of the plan, during the period from May 29, 2026 through April 30, 2027. Ms. Yang’s plan will expire on April 30, 2027, subject to early termination in accordance with the terms of the plan.

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

DIODES INCORPORATED
(Registrant)

August 5, 2026	By: /s/ Gary Yu
Date	GARY YU
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2026	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)