Form 10-Q
period 2026-09-30
DIODES INC /DEL/
filed 2026-11-05
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s Common Stock outstanding as of October 30, 2026 was 45,700,303.

DIODES INCORPORATED AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$563,382	$367,212
Restricted cash	2,768	5,134
Short-term investments	11,468	9,817
Accounts receivable, net of allowances of $4,539 and $4,095, respectively	348,406	307,055
Inventories	535,035	471,546
Prepaid expenses and other	101,662	96,198
Total current assets	1,562,721	1,256,962
Property, plant, and equipment, net	688,017	649,605
Deferred tax assets	66,464	59,297
Goodwill	263,063	183,437
Intangible assets, net	231,380	45,455
Equity investments	163,915	156,272
Operating lease assets	64,957	38,740
Other long-term assets	50,375	58,332
Total assets	$3,090,892	$2,448,100

Liabilities
Current liabilities:
Lines of credit	$21,029	$30,264
Accounts payable	203,849	149,376
Operating lease liabilities, current	14,037	10,666
Accrued liabilities and other	229,914	170,256
Income tax payable	37,897	16,336
Current portion of long-term debt	1,571	1,442
Total current liabilities	508,297	378,340
Long-term debt, net of current portion	381,909	24,224
Deferred tax liabilities	50,318	6,145
Unrecognized tax benefits	21,917	23,454
Operating lease liabilities	52,180	28,890
Other long-term liabilities	54,151	48,638
Total liabilities	1,068,772	509,691

Commitments and contingencies (See Note 10)	-	-

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000 shares authorized; 56,161 and 55,883, shares issued; 45,693 and 45,875, shares outstanding, respectively	37,444	37,259
Additional paid-in capital	555,536	538,087
Retained earnings	1,890,761	1,785,439
Treasury stock, at cost, 10,468 shares and 10,008 shares, respectively	(417,143)	(371,914)
Accumulated other comprehensive loss	(117,300)	(110,747)
Stockholders' equity	1,949,298	1,878,124
Noncontrolling interest	72,822	60,285
Total equity	2,022,120	1,938,409
Total liabilities and stockholders' equity	$3,090,892	$2,448,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$532,587	$392,170	$1,383,583	$1,090,495
Cost of goods sold	340,122	271,682	914,760	749,989
Gross profit	192,465	120,488	468,823	340,506

Operating expenses
Selling, general, and administrative	80,220	60,498	214,307	178,667
Research and development	43,856	41,861	125,122	121,025
Amortization of acquisition related intangible assets	5,162	5,850	13,017	17,513
(Gain) loss on disposal of fixed assets	(185)	699	(105)	700
Other operating (income) expense	(1)	8	14	344
Total operating expense	129,052	108,916	352,355	318,249

Income from operations	63,413	11,572	116,468	22,257

Other income (expense)
Interest income	4,798	8,487	15,791	21,324
Interest expense	(813)	(503)	(1,829)	(1,476)
Foreign currency (loss), net	(2,977)	(3,328)	(7,371)	(9,943)
Unrealized (loss) gain on investments	(6,041)	2,391	16,427	28,004
Impairment of equity investment	-	-	(1,249)	(5,817)
Gain on disposal of subsidiary	3,841	-	3,841	13,730
Other income	765	845	1,326	1,825
Total other (expense) income	(427)	7,892	26,936	47,647

Income before income taxes, equity in net earnings of equity investments, and noncontrolling interest	62,986	19,464	143,404	69,904
Income tax provision	14,091	3,555	24,938	12,638
Equity in net earnings of equity investments	(2,369)	(432)	(7,072)	(416)
Net income	46,526	15,477	111,394	56,850
Less net income attributable to noncontrolling interest	(2,814)	(1,199)	(6,072)	(911)
Net income attributable to common stockholders	$43,712	$14,278	$105,322	$55,939

Earnings per share attributable to common stockholders:
Basic	$0.95	$0.31	$2.29	$1.21
Diluted	$0.95	$0.31	$2.27	$1.20
Number of shares used in earnings per share computation:
Basic	45,878	46,383	45,906	46,384
Diluted	46,247	46,437	46,333	46,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$46,526	$15,477	$111,394	$56,850
Unrealized (loss) gain on defined benefit plan, net of tax	(85)	2,754	2,298	7,014
Unrealized gain (loss) on derivative instruments, net of tax	1	17,485	(2,782)	3,700
Reclassification adjustment to interest income	(1,800)	(6,176)	(8,418)	(15,484)
Unrealized foreign currency gain (loss), net of tax	3,601	(20,453)	2,349	44,825
Comprehensive income	48,243	9,087	104,841	96,905
Less: Comprehensive (income) attributable to noncontrolling interest	(2,814)	(1,199)	(6,072)	(911)
Total comprehensive income attributable to common stockholders	$45,429	$7,888	$98,769	$95,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2026	55,977	$37,321	(10,108)	$(382,143)	$569,091	$1,847,049	$(119,017)	$1,952,301	$70,008	$2,022,309
Total comprehensive income	-	-	-	-	-	43,712	1,717	45,429	2,814	48,243
Net changes in noncontrolling interest	-	-	-	-	(74)	-	-	(74)	-	(74)
Common stock issued for share-based plans	184	123	-	-	(123)	-	-	-	-	-
Purchase of capped call, net of tax	-	-	-	-	(17,301)	-	-	(17,301)	-	(17,301)
Share-based compensation	-	-	-	-	9,400	-	-	9,400	-	9,400
Stock buyback	-	-	(360)	(35,000)	-	-	-	(35,000)	-	(35,000)
Tax related to net share settlement	-	-	-	-	(5,457)	-	-	(5,457)	-	(5,457)
Balance, September 30, 2026	56,161	$37,444	(10,468)	$(417,143)	$555,536	$1,890,761	$(117,300)	$1,949,298	$72,822	$2,022,120

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2025	55,883	$37,259	(10,008)	$(371,914)	$538,087	$1,785,439	$(110,747)	$1,878,124	$60,285	$1,938,409
Total comprehensive income (loss)	-	-	-	-	-	105,322	(6,553)	98,769	6,072	104,841
Net changes in noncontrolling interest	-	-	-	-	13,994	-	-	13,994	6,465	20,459
Common stock issued for share-based plans	278	185	-	-	(185)	-	-	-	-	-
Purchase of capped call, net of tax	-	-	-	-	(17,301)	-	-	(17,301)	-	(17,301)
Share-based compensation	-	-	-	-	28,270	-	-	28,270	-	28,270
Stock buyback	-	-	(460)	(45,229)	-	-	-	(45,229)	-	(45,229)
Tax related to net share settlement	-	-	-	-	(7,329)	-	-	(7,329)	-	(7,329)
Balance, September 30, 2026	56,161	$37,444	(10,468)	$(417,143)	$555,536	$1,890,761	$(117,300)	$1,949,298	$72,822	$2,022,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONT.)

(Unaudited)

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, June 30, 2025	55,710	$37,142	(9,499)	$(348,104)	$527,385	$1,760,959	$(100,279)	$1,877,103	$57,068	$1,934,171
Total comprehensive income (loss)	-	-	-	-	-	14,278	(6,390)	7,888	1,199	9,087
Common stock issued for share-based plans	172	115	-	-	(115)	-	-	-	-	-
Share-based compensation	-	-	-	-	6,826	-	-	6,826	-	6,826
Tax related to net share settlement	-	-	-	-	(2,663)	-	-	(2,663)	-	(2,663)
Balance, September 30, 2025	55,882	$37,257	(9,499)	$(348,104)	$531,433	$1,775,237	$(106,669)	$1,889,154	$58,267	$1,947,421

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2024	55,621	$37,083	(9,288)	$(338,100)	$523,744	$1,719,298	$(146,724)	$1,795,301	$73,646	$1,868,947
Total comprehensive income	-	-	-	-	-	55,939	40,055	95,994	911	96,905
Net changes in noncontrolling interest	-	-	-	-	(6,855)	-	-	(6,855)	(16,290)	(23,145)
Common stock issued for share-based plans	261	174	-	-	(174)	-	-	-	-	-
Share-based compensation	-	-	-	-	19,005	-	-	19,005	-	19,005
Stock buyback	-	-	(211)	(10,004)	-	-	-	(10,004)	-	(10,004)
Tax related to net share settlement	-	-	-	-	(4,287)	-	-	(4,287)	-	(4,287)
Balance, September 30, 2025	55,882	$37,257	(9,499)	$(348,104)	$531,433	$1,775,237	$(106,669)	$1,889,154	$58,267	$1,947,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$111,394	$56,850
Adjustments to reconcile net income to net cash flows from operating activities, net of effects of acquisitions
Depreciation	93,311	90,974
Amortization of intangible assets	13,017	17,513
Share-based compensation expense	28,270	19,005
Deferred income taxes	(2,076)	(304)
Investment gain	(9,244)	(27,613)
Gain on sale of subsidiary	(3,841)	(13,730)
Impairment of equity investment	1,249	5,836
(Gain) loss on disposal of fixed assets	(105)	700
Interest income from derivative financial instruments	(8,418)	(15,484)
Other	3,458	381
Changes in operating assets:
Change in accounts receivable	(37,849)	27,778
Change in inventory	(35,056)	12,645
Change in other operating assets	(224)	1,859
Changes in operating liabilities:
Change in accounts payable	53,370	10,049
Change in accrued liabilities	2,489	(12,671)
Change in income tax payable	20,479	(97)
Change in other operating liabilities	(276)	3,706
Net cash flows from operating activities	229,948	177,397

Cash flows from investing activities
Acquisition, net of cash acquired	(236,233)	(5,160)
Purchases of property, plant, and equipment	(118,742)	(52,660)
Proceeds from sale of property, plant, and equipment	544	5,660
Proceeds from sale of short-term investments	1,005	-
Proceeds from maturity of short-term securities	1,893	7,629
Purchases of short-term investments	(2,287)	(8,919)
Purchases of equity securities	(416)	(49,303)
Proceeds from sale of subsidiary	2,787	15,958
Cash received (paid) for hedge termination	7,710	(6,635)
Other	(1,193)	(540)
Net cash flows from investing activities	(344,932)	(93,970)

Cash flows from financing activities
Advances on lines of credit and short-term debt	38,775	34,036
Repayments of lines of credit and short-term debt	(47,571)	(34,906)
Proceeds from long-term debt	382,032	6,539
Repayments of long-term debt	(13,818)	(4,097)
Debt issuance costs	(11,722)	-
Capped call payment	(21,900)	-
Repayment of and proceeds from finance lease obligation	421	(73)
Taxes paid related to net share settlement	(7,329)	(4,287)
Net changes in noncontrolling interest	24,937	(18,004)
Repurchase of common stock	(45,197)	(10,004)
Other	3,485	(28)
Net cash flows from financing activities	302,113	(30,824)

Effect of exchange rate changes on cash and cash equivalents	6,675	14,720
Change in cash and cash equivalents, including restricted cash	193,804	67,323
Cash and cash equivalents, beginning of period, including restricted cash	372,346	314,724
Cash and cash equivalents, end of period, including restricted cash	$566,150	$382,047

Supplemental Cash Flow Information
Interest paid during the period	$825	$1,237
Taxes paid during the period	$12,235	$21,205
Non-cash investing and financing activities:
Accounts payable balance related to the purchase of property, plant, and equipment	$30,149	$12,237
Dividend payable to noncontrolling interest	$3,153	$-

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

Basis of Presentation

The unaudited condensed consolidated balance sheet and financial data at December 31, 2025 are derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2026 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes necessary for a fair statement of financial position, operating results, and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair statement of the operating results for the periods presented have been included in the interim periods. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2026.

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

On May 8, 2025, the Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase shares of its common stock from time to time in the open market or through privately negotiated transactions, subject to market conditions, applicable legal requirements, and other factors. The repurchased shares are held as treasury stock and are excluded from shares outstanding for purposes of calculating basic and diluted earnings per share from the date of repurchase. The following table sets forth repurchase activity under the program during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Shares repurchased	360.12	-	459.24	210.94
Aggregate purchase price	$35,000	$-	$45,197	$10,004
Average purchase price per share	$97.19	$-	$98.42	$47.42

During the nine months ended September 30, 2026, our 53% owned subsidiary, ERIS, reduced its ownership interest in one of its subsidiaries from approximately 96% to approximately 77%, which increased the Company’s noncontrolling interest in ERIS by approximately $9.9 million. The Company received approximately $25.3 million.

On August 18, 2026, the Company issued $375.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the "Convertible Senior Notes"). The Convertible Senior Notes require the Company to settle the principal amount in cash upon conversion, with any conversion premium payable in cash, shares of the Company's common stock, or a combination thereof.

The Company accounts for the potential dilutive effect of the Convertible Senior Notes in accordance with the if-converted method.

Because the principal amount of the Convertible Senior Notes is required to be settled in cash, only the incremental shares, if any, attributable to the conversion premium are included in diluted weighted-average shares outstanding, and no adjustment is made to the numerator for interest expense. Shares issuable upon conversion are included in diluted weighted-average shares outstanding only to the extent required under the if-converted method.

For the three and nine months ended September 30, 2026, no incremental shares attributable to the Convertible Senior Notes were included in diluted earnings per share because the average market price of the Company's common stock did not exceed the conversion price during the applicable periods.

In connection with the issuance of the Convertible Senior Notes, the Company entered into Capped Call Transactions (the "Capped Call Transactions") that are expected to reduce potential dilution to the Company's common stock upon conversion of the Convertible Senior Notes and/or offset cash payments in excess of the principal amount of converted Convertible Senior Notes. The Capped Call Transactions have an initial strike price of approximately $145.79 per share, which corresponds to the initial conversion price of the Convertible Senior Notes, and an initial cap price of approximately $194.38 per share, in each case subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions initially cover, subject to anti-dilution adjustments, approximately 2.6 million shares of common stock underlying the Convertible Senior Notes. The Company paid premiums of approximately $21.9 million for the Capped Call Transactions, which were recorded as a reduction to additional paid-in capital, net of the related deferred tax benefit. Because the Capped Call Transactions meet the criteria for classification within stockholders’ equity and are classified within stockholders' equity, they are not subsequently remeasured at fair value. The Capped Call Transactions are excluded from the calculation of diluted earnings per share because their inclusion would be antidilutive. The table below sets forth the reconciliation between net income and the weighted-average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Earnings (numerator)
Net income attributable to common stockholders	$43,712	$14,278	$105,322	$55,939

Shares (denominator)
Weighted-average common shares outstanding (basic)	45,878	46,383	45,906	46,384
Dilutive effect of stock options and stock awards outstanding	369	54	427	70
Adjusted weighted-average common shares outstanding (diluted)	46,247	46,437	46,333	46,454

Earnings per share attributable to common stockholders
Basic	$0.95	$0.31	$2.29	$1.21
Diluted	$0.95	$0.31	$2.27	$1.20

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	356	273	127	674

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

As of September 30, 2026, we had cash and cash equivalents, short-term, and long-term investments. Long-term investments are included within Equity investments on the consolidated balance sheet. Trading securities held at September 30, 2026, were purchased on the open market and unrealized gains and losses are included in Other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these short-term investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. Deferred compensation investments consist primarily of life insurance policies, but may also include investments in the Company’s stock, mutual funds and cash. See Note 12 for additional information related to our deferred compensation program and Note 11 for additional information related to our derivative financial instruments. The short-term investments, long-term investments and deferred compensation investments are valued under the fair value hierarchy using Level 1 and Level 2 Inputs.

Financial assets and liabilities carried at fair value as of September 30, 2026, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Year-to-Date Earnings
Cash and cash equivalents:
Money markets	$426	$426	$-	$-	$106
Certificates of deposit and share certificates	1,224	1,224	-	-	-
Corporate bonds	1,979	1,979	-	-	-
Other fixed income securities	3,489	3,489	-	-	-
U.S. Treasury/Agency Securities	28,051	28,051	-	-	-
Total cash and cash equivalents	35,169	35,169	-	-	106
Short-term investments	11,468	11,468	-	-	(47)
Long-term investments	36,518	36,518	-	-	16,368
Collared forward liability	(964)	-	(964)	-	-
Commodity swap contracts	(884)	-	(884)	-	-
Deferred compensation investments	21,568	1,931	19,637	-	1,069
ElevATE contingent consideration	4,876	-	-	4,876	-
Total	$107,751	$85,086	$17,789	$4,876	$17,496

Financial assets and liabilities carried at fair value as of December 31, 2025, are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$9,817	$9,817	$-	$-	$-
Long-term investments	20,574	20,574	-	-	(4,754)
Collared forward asset	11,454	-	11,454	-	-
Collared forward liability	(2,558)	-	(2,558)	-	-
Deferred compensation investments	19,959	1,196	18,763	-	2,244
Total	$59,246	$31,587	$27,659	$-	$(2,510)

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe the carrying amount of borrowings under our Revolving Credit Facility and notes payable approximates fair value due to the variable nature of the applicable interest rates. The estimated fair value of such borrowings would be classified within Level 2 of the fair value hierarchy. The Company's Convertible Senior Notes are accounted for as a single liability measured at amortized cost. At September 30, 2026, the carrying amount of the Convertible Senior Notes was approximately $364.9 million, net of unamortized debt issuance costs, with an estimated fair value of $377.5 million. The fair value was estimated using observable market data, including indicative pricing obtained from market participants and is classified within Level 2 of the fair value hierarchy. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant as of September 30, 2026 and December 31, 2025.

NOTE 4 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2026	December 31, 2025
Finished goods	$157,620	$171,369
Work-in-progress	120,966	91,143
Raw materials	256,449	209,034
Total	$535,035	$471,546

NOTE 5 – Goodwill and Intangible Assets

The increase in goodwill of approximately $80.7 million and the acquisition of approximately $199.0 million of identifiable intangible assets were related to the acquisition of ElevATE Semiconductor, Inc. ("ElevATE"). Refer to Note 15 for additional information regarding the acquisition.

The table below sets forth the changes in goodwill:

Balance at December 31, 2025	$183,437
Acquisitions	80,689
Foreign currency translation and other adjustments	(1,063)
Balance at September 30, 2026	$263,063

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2026	2025
Intangible assets subject to amortization:
Gross carrying amount	$469,997	$270,997
Accumulated amortization	(239,562)	(226,544)
Foreign currency translation adjustment	(8,396)	(8,370)
Total intangible assets subject to amortization	222,039	36,083
Intangible assets with indefinite lives:
Gross carrying amount	10,303	10,303
Foreign currency translation adjustment	(962)	(931)
Total intangible assets with indefinite lives	9,341	9,372
Total intangible assets, net	$231,380	$45,455

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2026	2025
Three Months Ended September 30,	$5,162	$5,850
Nine Months Ended September 30,	$13,017	$17,513

NOTE 6 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Domestic pre-tax income (loss)	$32,964	$(27,451)	$55,409	$62,798
Foreign pre-tax income	$27,653	$46,483	$80,923	$6,690
Income tax provision	$14,091	$3,555	$24,938	$12,638
Effective tax rate	23.2%	18.7%	18.3%	18.2%
Impact of tax holidays on tax expense	$(869)	$(353)	$(1,714)	$(816)
Earnings per share impact of tax holidays:
Basic	$0.02	$0.01	$0.04	$0.02
Diluted	$0.02	$0.01	$0.04	$0.02

For the three months ended September 30, 2026, the effective tax rate differs from the 21% U.S. statutory income tax rate primarily due to the impact of nondeductible investment losses included in pretax income, partially offset by research and development tax incentives and changes in unrecognized tax benefits.

For the nine months ended September 30, 2026, the effective tax rate differs from the 21% U.S. statutory income tax rate primarily due to the impact of research and development tax incentives and nontaxable investment gains included in pretax income, partially offset by nondeductible compensation.

For the three and nine months ended September 30, 2025, the effective tax rate differs from the 21% U.S. statutory income tax rate primarily due to the impact of research and development tax incentives and changes in conclusions regarding the realizability of certain deferred tax assets, partially offset by taxes on foreign income and nondeductible compensation.

The increase in effective tax rate for the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025, is primarily due to the change in pre-tax earnings during the comparable periods, including the geographical mix of pre-tax income and loss across tax jurisdictions.

NOTE 7 – Share-Based Compensation

The table below sets forth information related to our share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of goods sold	$734	$584	$1,830	$1,650
Selling, general, and administrative	7,089	4,909	22,555	13,557
Research and development	1,577	1,333	3,885	3,798
Total share-based compensation expense	$9,400	$6,826	$28,270	$19,005

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

As of September 30, 2026, total unrecognized share-based compensation expense related to share grants was approximately $84.6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.5 years.

NOTE 8 – Enterprise-Wide Segment Information and Net Sales

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. One segment reflects how our chief operating decision maker (“CODM”), which is our chief executive officer, allocates resources and measures results. Although our CODM regularly uses gross profit for key operating decisions about allocating resources and assessing performance, we have concluded that consolidated net income (loss) is also used and is the measure of profit or loss required to be disclosed under the provisions of ASC 280 for our single operating segment. The CODM regularly reviews consolidated gross profit, net sales and consolidated net income in assessing performance and allocating resources. The expense information regularly provided to the CODM is substantially consistent with the expense captions presented in the consolidated statements of income and accompanying notes. The CODM's assessment of performance is predominantly performed during the Company’s annual budgeting and quarterly forecasting process where segment resourcing decisions, such as employee and capital, are made. The measure of segment assets reviewed by the CODM is total assets as reported in the Company's consolidated balance sheets. The Company conducts operations principally in Asia, the Americas, and Europe.

The table below sets forth net sales attributable to customers that individually accounted for 10% or more of consolidated net sales during the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Customer 1	$60,976	$44,594	$151,035	$124,133
Customer 2	$72,443	$51,880	$177,963	$134,744

Each customer that accounted for 10% or more of the Company's net sales is a broad-based distributor serving thousands of end customers. At September 30, 2026, two customers accounted for 16.9% and 10.6%, respectively, of the Company’s outstanding accounts receivable. At December 31, 2025, one customer accounted for approximately 16.3% of the Company's accounts receivable.

Disaggregation of Net Sales. The Company disaggregates net sales by sales channel and geographic area. Sales channels consist of direct sales to end customers and distribution sales to distributors ("Distributors"). Direct sales customers are customers that incorporate the Company's products into their manufacturing processes, while Distributors resell the Company's products to third-party customers.

The Company sells its products worldwide for use in the industrial, automotive, computing, consumer and communications end markets. Substantially all contracts with customers are fixed-price arrangements and are generally short-term in nature, ranging from several days to several months.

The tables below set forth net sales based on the location of the subsidiary producing the net sale:

For the Three Months Ended September 30, 2026	Asia	Americas	Europe	Consolidated
Total sales	$552,144	$371,296	$70,076	$993,516
Intercompany elimination	(240,524)	(185,113)	(35,292)	(460,929)
Net sales	$311,620	$186,183	$34,784	$532,587

For the Three Months Ended September 30, 2025	Asia	Americas	Europe	Consolidated
Total sales	$442,991	$298,683	$63,003	$804,677
Intercompany elimination	(202,191)	(171,276)	(39,040)	(412,507)
Net sales	$240,800	$127,407	$23,963	$392,170

As of and for the
Nine Months Ended September 30, 2026	Asia	Americas	Europe	Consolidated
Total sales	$1,463,469	983,371	$205,583	$2,652,423
Intercompany elimination	(638,999)	(530,754)	(99,087)	(1,268,840)
Net sales	$824,470	$452,617	$106,496	$1,383,583

Property, plant, and equipment, net	$526,170	$75,261	$86,586	$688,017
Total assets	$1,763,909	$1,066,497	$260,486	$3,090,892

As of and for the
Nine Months Ended September 30, 2025	Asia	Americas	Europe	Consolidated
Total sales	$1,192,521	$837,343	$180,888	$2,210,752
Intercompany elimination	(539,676)	(474,653)	(105,928)	(1,120,257)
Net sales	$652,845	$362,690	$74,960	$1,090,495

Property, plant, and equipment, net	$492,175	$68,893	$96,345	$657,413
Total assets	$1,608,545	$599,627	$261,619	$2,469,791

The tables below set forth net sales for the Company disaggregated into geographic locations based on shipment destination and by type (direct sales or distributor sales):

	For the Three Months Ended September 30,
Net Sales by Region	2026	2025
Asia	$418,962	$307,902
Europe	61,711	46,208
Americas	51,914	38,060
Total net sales	$532,587	$392,170

Net Sales by Type
Direct sales	$174,093	$132,074
Distributor sales	358,494	260,096
Total net sales	$532,587	$392,170

	For the Nine Months Ended September 30,
Net Sales by Region	2026	2025
Asia	$1,083,830	$852,170
Europe	173,782	136,328
Americas	125,971	101,997
Total net sales	$1,383,583	$1,090,495

Net Sales by Type
Direct sales	$486,865	$383,903
Distributor sales	896,718	706,592
Total net sales	$1,383,583	$1,090,495

The table below sets forth the location to where products were shipped, representing 10% or more of net sales in at least one of the periods shown below:

	Location	Amount
For the three months ended September 30,		2026	2025
	China	$269,297	$170,565
	Singapore	$52,197	$38,151
	Taiwan	$32,842	$44,035

For the nine months ended September 30,
	China	$665,359	$488,415
	Singapore	$135,271	$112,787
	Taiwan	$101,736	$95,539

NOTE 9 – Debt

Borrowings outstanding as of September 30, 2026 and December 31, 2025 are set forth in the table below:

	September 30,	December 31,		Current Amount
Description	2026	2025	Interest Rate	Maturity
Short-term debt	$21,029	$30,264	Various indices plus margin	Various during next 12 months

Long-term debt
Notes payable to Bank of Taiwan	1,322	1,479	2-yr deposit rate floating plus 0.1148%	June 2033
Notes payable to Bank of Taiwan	4,705	4,770	2-yr deposit rate floating plus 0.082%	October 2027
Notes payable to CTBC Bank	-	3,180	TAIBOR 3M plus 0.5%	March 2028
Notes payable to CTBC Bank	-	3,180	TAIBOR 3M plus 0.5%	April 2027
Notes payable to CTBC Bank	10,703	11,384	TAIBOR 3M plus 0.5%	May 2028
Notes payable to E Sun Bank	50	95	1-M deposit rate floating plus 0.08%	July 2027
Notes payable to E Sun Bank	762	918	1-M deposit rate floating plus 0.08%	July 2030
Notes payable to E Sun Bank	58	99	1 M time deposit rate + 1.4%	October 2027
Notes payable to Taishin Bank	78	258	2.82%	January 2027
Notes payable to Taishin Bank	314	-	2.82%	January 2028
Notes payable to Chang Hwa Bank	31	32	2.22%	November 2030
Notes payable to Chang Hwa Bank	47	48	2.22%	December 2030
Notes payable to Chang Hwa Bank	314	223	2.22%	January 2031
Notes payable to China Everbright Bank	164	-	2.70%	September 2031
Convertible Senior Notes	375,000	-	0%	August 2031
Total long-term debt	393,548	25,666
Less: Current portion of long-term debt	(1,571)	(1,442)
Less: Unamortized debt-issuance costs	(10,068)	-
Total long-term debt, net of current portion	$381,909	$24,224

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $150.0 million. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted and contain no restrictive covenants. These credit facilities bear interest at the Taipei Interbank Offered Rate (or similar indices) plus a specified margin. Interest payments are due monthly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of September 30, 2026, was approximately $128.5 million, net of $21.0 million advanced under our foreign credit lines and $0.4 million credit used for import and export guarantee.

Long-term debt

The Company maintains a long-term credit facility (“Credit Agreement”). The Credit Agreement consists of a Revolving Credit Facility (“Revolving Credit Facility”) in the amount of $225.0 million, including a swing line sublimit equal to the lesser of $50.0 million and the Revolving Credit Facility, a letter of credit sublimit equal to the lesser of $100.0 million and the Revolving Credit Facility, and an alternative currency sublimit equal to the lesser of $40.0 million and the Revolving Credit Facility. The Company has the option to increase the Revolving Credit Facility and/or incur Incremental Term Loans in an aggregate principal amount of up to $350.0 million.

On August 12, 2026, the Company entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment, among other things, (i) extended the maturity date of the Revolving Credit Facility from May 26, 2028 to August 12, 2031, (ii) revised the pricing grid applicable to outstanding borrowings and unused commitments, (iii) permitted the issuance of the Convertible Senior Notes discussed below, and (iv) amended certain financial and negative covenants. Borrowings under the Revolving Credit Facility bear interest at variable rates based on applicable benchmark rates plus an applicable margin determined under the Credit Agreement.

The obligations under the Credit Agreement are secured by a lien on substantially all assets of the Company and certain of its subsidiaries. At September 30, 2026, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility, and the full $225.0 million remained available for borrowing. The Company was in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2026.

In connection with the Amendment, the Company incurred $1.3 million of incremental fees and other costs. The Company accounted for the Amendment in accordance with the applicable debt modification guidance. Accordingly, the incremental fees and other costs incurred in connection with the Amendment were capitalized as debt issuance costs and are being amortized over the remaining term of the amended Revolving Credit Facility.

Convertible Senior Notes

On August 18, 2026, the Company completed a private offering of $375.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the "Convertible Senior Notes"), including the exercise in full of the initial purchasers' option to purchase an additional $50.0 million aggregate principal amount. The Convertible Senior Notes were issued pursuant to an Indenture, dated August 18, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. The Convertible Senior Notes are senior unsecured obligations of the Company and mature on August 15, 2031, unless earlier converted, redeemed, or repurchased. The Convertible Senior Notes do not bear regular interest, and the principal amount does not accrete. Special interest may accrue under certain circumstances as provided in the Indenture.

The initial conversion rate of the Convertible Senior Notes is 6.8594 shares of the Company's common stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $145.79 per share. As of September 30, 2026, the conversion rate had not been adjusted.

Prior to May 15, 2031, holders may convert their Convertible Senior Notes only upon the occurrence of certain events and during specified periods as set forth in the Indenture. On or after May 15, 2031, holders may convert the Convertible Senior Notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, the Company is required to settle the principal amount of the Convertible Senior Notes in cash and may settle any conversion value in excess of the principal amount in cash, shares of the Company's common stock, or a combination thereof, at its election, in accordance with the terms of the Indenture.

The conversion rate is subject to adjustment upon the occurrence of certain events in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date, or if the Company issues a notice of redemption, the Company may be required to increase the conversion rate for holders who elect to convert their Convertible Senior Notes in connection with such events.

The Convertible Senior Notes are not redeemable by the Company prior to August 20, 2029. On or after August 20, 2029, and prior to the 31st scheduled trading day immediately preceding maturity, the Company may redeem all or a portion of the Convertible Senior Notes for cash, subject to certain conditions, including that the last reported sale price of the Company's common stock is at least 130% of the then-applicable conversion price for a specified period. The redemption price equals 100% of the principal amount of the Convertible Senior Notes being redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date.

The Company received net proceeds of approximately $364.8 million from the offering after deducting the initial purchasers' discounts, commissions and offering expenses and prior to giving effect to the cost of the Capped Call Transactions described below. The Company used approximately $21.9 million of the net proceeds to pay premiums for the Capped Call Transactions and approximately $35.0 million to repurchase approximately 0.4 million shares of its common stock. The Company expects to use the remaining net proceeds for general corporate purposes, including potential future acquisitions.

The Convertible Senior Notes are accounted for as a single liability measured at amortized cost. Debt issuance costs associated with the Convertible Senior Notes are presented as a reduction of the carrying amount of the Convertible Senior Notes and are amortized to interest expense over the contractual term of the Convertible Senior Notes using the effective interest method. As of September 30, 2026, the carrying amount of the Convertible Senior Notes was $364.9 million, consisting of $375.0 million in principal amount, net of $10.1 million of unamortized debt issuance costs. For the three and nine months ended September 30, 2026, the Company recognized $0.2 million of interest expense related to the amortization of debt issuance costs. The effective interest rate on the Convertible Senior Notes was approximately 0.55%.

Other Notes Payable

In addition to our U.S. Credit Agreement, our 53% owned subsidiary, ERIS, had long-term debt of $17.5 million and $25.0 million, at September 30, 2026 and December 31, 2025, respectively, from local Taiwan banks. The outstanding ERIS debt matures in various periods from 2027 through 2033.

Capped Call Transactions

In connection with the issuance of the Convertible Senior Notes, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company's common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of Convertible Senior Notes, as the case may be. The Capped Call Transactions have an initial strike price of approximately $145.79 per share, which corresponds to the initial conversion price of the Convertible Senior Notes, and an initial cap price of $194.38 per share, subject to customary adjustments under the terms of the Capped Call Transactions.

The Capped Call Transactions cover, subject to customary adjustments, the number of shares of the Company's common stock initially underlying the Convertible Senior Notes. The Capped Call Transactions are generally expected to reduce potential dilution to the Company's common stock upon conversion of the Convertible Senior Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Senior Notes, subject to the cap. The Capped Call Transactions are separate transactions entered into by the Company and are not part of the terms of the Convertible Senior Notes. Holders of the Convertible Senior Notes do not have any rights with respect to the Capped Call Transactions.

The Company paid premiums of approximately $21.9 million for the Capped Call Transactions, which were recorded within stockholders' equity as a reduction to additional paid-in capital, net of the related deferred tax benefit. The Capped Call Transactions are generally expected to reduce dilution resulting from conversion of the Convertible Senior Notes to the extent that the market price of the Company's common stock exceeds the initial conversion price of the Convertible Senior Notes, subject to the cap price. Because the Capped Call Transactions are classified in stockholders' equity, they are not subsequently remeasured at fair value.

NOTE 10 – Commitments and Contingencies

Purchase Commitments. We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $98.8 million at September 30, 2026. As of September 30, 2026, we also had a commitment to purchase approximately $41.9 million of wafers to be used in our manufacturing process. These wafer purchases are scheduled to occur through 2031.

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

To manage a portion of its exposure to fluctuations in gold prices, the Company enters into commodity swap contracts. Our gold derivative contracts are designated and accounted for as cash flow hedges of forecasted gold purchases under ASC 815. As of September 30, 2026 and December 31, 2025, we had $6.8 million and zero, respectively, of outstanding commodity swaps. At September 30, 2026, the Company had outstanding commodity swap contracts covering approximately 1,398 troy ounces of forecasted gold purchases through March 31, 2027. As of September 30, 2026. the pre-tax amount deferred in accumulated other comprehensive income that is expected to be reclassified into cost of goods sold within the next twelve months is $1.4 million.

Hedges of Foreign Currency Risk. We are exposed to fluctuations in various foreign currencies relative to our functional currencies. We use foreign currency forward contracts to manage this exposure. As of September 30, 2026 and December 31, 2025, we had $415.3 million and $345.2 million, respectively, of outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency-denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with Accounting Standards Codification (“ASC”) No. 815. Included in the derivative asset and liability balances as of September 30, 2026 and December 31, 2025 were approximately $1.9 million and $1.3 million, respectively, related to foreign currency forward contracts that had settled as of the balance sheet date but for which cash settlement with the counterparties had not yet occurred. These amounts represent settlement receivables or payables and do not relate to outstanding derivative positions.

Hedges of Interest Rate and Net Investment Risk. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the contracts without exchange of the underlying notional amount. The Company makes use of cross-currency swaps and foreign-currency forward contracts to decrease the foreign exchange risk inherent in the Company’s investment in some of its foreign subsidiaries.

The table below sets forth the fair value of the Company’s derivative financial instruments, which are Level 2 instruments in the fair-value hierarchy, as well as their classification on our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Fair Value
	Other Current or Non-Current Assets		Other Current or Non-Current Liabilities
	2026	2025	2026	2025
Derivatives with hedge designations
Collared forwards	$-	$11,454	$964	$2,558
Commodity swap contracts	$-	$-	$884	$-
Derivatives without hedge designations
Foreign exchange forwards	$-	$-	$-	$-

The table below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025:

Derivative Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion Excluded from	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Designated as	September 30,		Effectiveness	September 30,
Hedging Instruments	2026	2025	Testing)	2026	2025
Three Months Ended
Collared forwards	$(649)	$17,491	Interest income	$1,800	$6,176
Commodity swap contracts	$266	$-	Cost of goods sold	$(162)	N/A
Nine Months Ended
Collared forwards	$(2,144)	$3,700	Interest income	$8,418	$15,484
Commodity swap contracts	$(1,522)	$-	Cost of goods sold	$(162)	N/A

During the three months ended September 30, 2026 and 2025, the Company recognized gains of approximately $1.8 million and $6.2 million, respectively, related to collared forward contracts in interest income. During the three months ended September 30, 2026, the Company recognized losses of approximately $0.2 million related to commodity swap contracts in cost of goods sold, increasing cost of goods sold expense by the same amount. No amounts related to commodity swap contracts were recognized in earnings during the three months ended September 30, 2025.

During the nine months ended September 30, 2026 and 2025, the Company recognized gains of approximately $8.4 million and $15.5 million, respectively, related to collared forward contracts in interest income. During the nine months ended September 30, 2026, the Company recognized losses of approximately $0.2 million related to commodity swap contracts in cost of goods sold, increasing cost of goods sold expense by the same amount. No amounts related to commodity swap contracts were recognized in earnings during the nine months ended September 30, 2025.

NOTE 12 – Employee Benefit Plans

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees, and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan primarily by investing in the actual underlying investments. At September 30, 2026 and December 31, 2025, these investments totaled approximately $21.6 million and $20.0 million, respectively.

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

Warren Chen, a member of the Company’s board of directors, serves as a member of the Nuvoton board of directors. In the nine months ended September 30, 2026, we purchased approximately $1.4 million of wafers from Nuvoton under an agreement that ended in the second quarter of 2026. We consider our relationship with Nuvoton to be mutually beneficial, and plan to continue our strategic alliance with Nuvoton.

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

The table below sets forth the revenues and expenses with our related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Keylink:
Net sales	$78	$(37)	$87	$(10)
Purchases	$339	$6	$804	$205
Plating, rental, and consulting expense	$4,104	$3,438	$11,581	$9,966
Nuvoton:
Net sales	$1	$3	$27	$56
Purchases	$1,158	$2,218	$6,421	$4,561
JCP:
Purchases	$-	$-	$-	$105
Atlas:
Purchases	$1,397	$2,055	$5,750	$8,793
ATX:
Purchases	$224	$-	$520	$-

The table below sets forth accounts receivable from, and accounts payable to, our related parties:

	September 30, 2026	December 31, 2025
Keylink:
Accounts receivable	$31,974	$25,415
Accounts payable	$35,488	$27,837
Nuvoton:
Accounts receivable	$-	$9
Accounts payable	$1,011	$1,131
Atlas:
Accounts payable	$369	$721
ATX:
Accounts payable	$73	$12

NOTE 14 - Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. As of September 30, 2026 and December 31, 2025, the Company had $97.7 million and $97.4 million, respectively, of investments accounted for under the measurement alternative. During the nine months ended September 30, 2026, the Company recorded $16.4 million of non-cash mark-to-market adjustments related to the value of a previously made equity investments. During the nine months ended September 30, 2026 and 2025, the Company recorded $1.2 million and $5.8 million, respectively, of non-cash impairment charges related to the decreases in value of a previously made equity investments.

Unconsolidated VIE

During July 2021, the Company acquired an interest in Atlas, an early stage privately held fabless wafer design company located in the western United States. The Company’s initial investment in July 2021 was $10.0 million of preferred stock and a $5.0 million convertible promissory note. In April 2023, the Company acquired an additional interest in Atlas by purchasing $13.9 million of preferred stock and the Company’s previously held convertible note converted to $5.2 million of preferred stock. In June 2025, the Company acquired an additional interest in Atlas by purchasing $12.3 million of preferred stock. In connection with the additional investment in Atlas in June 2025, the Company recorded an upward mark-to-market adjustment of $33.3 million to adjust the value of the investment. The primary purpose for providing the additional investments in Atlas was to provide for continued access to developing technology with potential future benefit to the Company. At September 30, 2026, the Company continues to own more than 50% of Atlas. The Company determined that Atlas is a VIE and a related party. While the Company does own more than 50% of Atlas, according to the voting agreement governing the transaction, the Company does not have the power to control the board of directors or direct the activities that most significantly impact Atlas, including:

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

Atlas is funded through debt and equity. The Company's maximum exposure to loss is limited to its investment in Atlas and notes receivable and accrued interest owed to the Company from Atlas. The following is a summary of the Company’s holdings in Atlas, a VIE, in which we are not the primary beneficiary:

	September 30, 2026	December 31, 2025
VIE total assets	$33,810	$39,620
VIE total liabilities	11,363	10,659

Diodes' equity in VIE	$90,035	$90,035
Diodes' note receivable from VIE	9,000	9,000
Diodes' interest receivable from VIE	965	628
Diodes' maximum exposure to loss	$100,000	$99,663

ATX Semiconductor SDN

In June 2025, the Company entered into a joint venture agreement with Global Advanced Packaging Test Limited to acquire a 43% interest in and joint control of ATX, a Malaysian private limited liability company, with the purpose of building synergies related to testing and packaging. The ATX joint venture meets the accounting definition of a joint venture where neither party has unilateral control of the entity and both parties have joint control over the decision-making process in the entity. As such, the Company uses the equity method to account for its share of the investment in ATX. The carrying value of the equity investment is $19.3 million as of September 30, 2026. The Company recorded and will continue to record equity method earnings of the joint venture on a 3-month lag.

Note 15 - Acquisitions and dispositions

ElevATE Semiconductor Acquisition

On August 27, 2026, (the “Acquisition Date”) the Company closed its acquisition of 100% of the outstanding equity interests of ElevATE, a developer of highly integrated, low-power analog and mixed-signal semiconductor solutions for semiconductor test applications. The acquisition expands Diodes' analog and mixed-signal product portfolio and strengthens the Company's position in attractive, high-growth end markets driven by increasing semiconductor complexity and test intensity.

The total aggregate purchase price was $267.1 million and total net consideration was $238.7 million after adjusting for cash acquired. The purchase price was funded with our available cash. The acquisition agreement provides for additional contingent payments of up to $50.0 million upon the achievement of specified revenue and gross margin targets. The acquisition-date fair value of the contingent consideration was approximately $4.9 million, determined using a Monte Carlo simulation based on the probability and timing of achieving the applicable revenue thresholds. The contingent consideration was recorded in other long-term liabilities and is remeasured at fair value at each subsequent reporting date, as a level 3 fair value measurement, with changes in fair value recognized in earnings. As of September 30, 2026, the fair value of the contingent consideration liability was $4.9 million.

The table below sets forth the estimated fair value of the purchase consideration:

Cash paid to acquire outstanding equity interests of ElevATE	$262,274
Fair value of contingent consideration	4,876
Transaction costs paid on seller's behalf	(4)
Purchase consideration	$267,146

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values, with the excess of consideration transferred over the fair value of identifiable net assets acquired recognized as goodwill. The following table summarizes the preliminary purchase price allocation:

Estimated fair value of assets acquired:
Cash and cash equivalents	28,477
Accounts receivable	4,350
Inventories	28,000
Prepaid expenses and other current assets	227
Property, plant, and equipment	4,337
Intangible assets	199,000
Other long-term assets	655
Total assets acquired	265,046

Estimated fair value of liabilities assumed:
Accounts payable	781
Accrued liabilities and other	32,199
Other long-term liabilities	416
Deferred tax liabilities	45,193
Total liabilities assumed	78,589
Total identifiable net assets	186,457
Goodwill	80,689
Purchase consideration	$267,146

The excess of the total equity value of ElevATE over net assets acquired was recorded as goodwill. The goodwill is primarily attributable to the synergies expected to arise from the integration of ElevATE's technologies and product portfolio with the Company's existing operations, as well as the value of the assembled workforce. None of the goodwill is expected to be deductible for tax purposes.

The intangible assets acquired as a result of the acquisition consisted of developed technologies, in-process research & development (“IPR&D”), customer contracts and related relationships, and trademarks, the finite-lived assets will be amortized over the estimated useful life. The approximate fair values of the developed technologies, IPR&D, customer contracts and related relationships and trademarks is $64.0 million, $15.0 million, $115.0 million and $5.0 million, respectively. The fair value of developed technologies, IPR&D, and trademarks were valued using a Relief-from-royalty (“RfR”) Method. The RfR method estimates the fair value of an intangible asset by calculating the present value of the hypothetical royalty payments that would have been required if the Company did not own the asset and instead licensed it from a third party. The fair value of customer contracts and related relationships were valued using a Multi-Period Excess Earnings method. The Multi-Period Excess Earning method model estimates revenues and cash flows derived from the asset and then deductions portions of the cash flow that can be attributed to supporting assets.

Finite-lived intangible assets are amortized over their estimated useful lives, which range from 11 to 23 years. Estimated future amortization expense is approximately $3.5 million in 2026 and $13.9 million in each of 2027, 2028, 2029, 2030, and 2031. Acquired IPR&D assets are classified as indefinite-lived intangible assets and are not amortized until the underlying projects are completed, at which time the assets are evaluated for their estimated useful lives and amortization begins. If an IPR&D project is abandoned, the related asset is evaluated for impairment. The Company incurred approximately $2.0 million of acquisition related expenses, which primarily consisted of transaction fees and legal, accounting and other professional services that are included in the accompanying unaudited condensed consolidated statements of operations within Selling, general, and administrative expenses. These costs were expensed as incurred.

The purchase price allocation is preliminary and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date. The Company is continuing to evaluate the acquisition-date fair values of certain assets acquired and liabilities assumed, including intangible assets, inventory, and the related income tax effects. The preliminary amounts may be adjusted as additional information regarding facts and circumstances existing as of the Acquisition Date becomes available. Any qualifying measurement-period adjustments will be recognized in the reporting period in which the adjustments are determined, with the corresponding effect generally recorded to goodwill.

Unaudited Pro Forma Financial Information

The amounts of revenue and earnings of ElevATE included in the Company's consolidated statement of operations from the acquisition date to the period ending September 30, 2026 are as follows (in thousands):

August 28, 2026
September 30, 2026
Net sales	$1,925
Net income	219

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition and consolidation of ElevATE had occurred on January 1, 2025:

	Three months ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$543,238	$396,484	$1,404,422	$1,109,971
Net income	$37,417	$9,451	$95,278	$43,436

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future.

The unaudited pro forma consolidated results for the three months and nine months ended September 30, 2026, include adjustments that result in an increase to amortization expense of $3.5 million and $10.4 million, respectively, an additional $0.6 million and $1.7 million in interest expense, respectively, and a reduction of $0.3 million and $0.4 million of share based compensation expense, respectively. The income tax impact of these adjustments was $0.8 million and $2.5 million for the three and nine months ended September 30, 2026, respectively.

The unaudited pro forma consolidated results for the three months and nine months ended September 30, 2025, include adjustments that result in an increase to amortization expense of $3.5 million and $10.4 million, respectively, an additional $0.6 million and $1.7 million in interest expense, respectively, a reduction of $0.1 million and $0.4 million of share based compensation expense, respectively, and an additional $2.4 million and $9.2 million of cost of goods sold, respectively. The income tax impact of these adjustments was $1.3 million and $4.4 million for the three and nine months ended September 30, 2025, respectively.

These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of ElevATE and other available information and assumptions believed to be reasonable under the circumstances.

TF Semiconductor Solutions, Inc. Agreement and Plan of Merger

During the three months ended September 30, 2026, the Company received 29,249 shares of Microchip Technology Incorporated (“MCHP”) common stock as additional consideration related to the 2025 sale of its investment in TF Semiconductor Solutions, Inc (“TFSS”). The shares were recorded at fair value upon receipt. The Company sold 13,025 shares, receiving approximately $1.0 million, during the three months ended September 30, 2026 and retained the remaining shares as of September 30, 2026. The Company recorded deferred consideration of approximately $1.3 million in connection with the disposition, representing the estimated fair value of MCHP shares expected to be received from the indemnity fund. Upon execution of a settlement agreement with MCHP with respect to purchase price and indemnification matters, the final amount of consideration became fixed. As a result, the Company recognized an increase in the value of the previously recorded share consideration from approximately $1.3 million to $2.4 million and the $2.8 million earnout cash consideration that had not previously met the recognition criteria due to uncertainty surrounding the contingency. The aggregate gain recognized during the three months ended September 30, 2026 was approximately $3.8 million.

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

The Company’s diverse product portfolio includes diodes, rectifiers, transistors, MOSFETs, SiC devices, protection devices, logic and interface solutions, amplifiers and comparators, sensors, isolation products, pin electronics PE), device power supply (DPS), and power management devices. Our power management devices include AC-DC converters, DC-DC switching, linear regulators, LED drivers, and voltage references. Our solutions also extend to timing and connectivity products, including clock ICs, crystal oscillators, PCIe and multi-protocol switches, and signal integrity solutions for high-speed applications.

Summary for the three months ended September 30, 2026

•
Net sales were $532.6 million, an increase of 35.8% from the $392.2 million in the three months ended September 30, 2025 and an increase of 19.5% from the $445.5 million in three months ended June 30, 2026;
•
Gross profit was $192.5 million, an increase of 59.7% from the $120.5 million in the three months ended September 30, 2025 and an increase of 30.4% from the $147.6 million in the three months ended June 30, 2026;
•
Gross profit margin was 36.1%, compared to 30.7% in the three months ended September 30, 2025 and 33.1% in the three months ended June 30, 2026;
•
Net income attributable to common stockholders was $43.7 million, compared to net income attributable to common stockholders of $14.3 million in the three months ended September 30, 2025 and net income attributable to common stockholders of $46.6 million in the three months ended June 30, 2026;
•
Earnings per share attributable to common stockholders was $0.95 per diluted share, compared to $0.31 per diluted share in the three months ended September 30, 2025 and $1.00 per diluted share in the three months ended June 30, 2026; and
•
Cash flow provided by operations was $97.2 million. We had $53.2 million of capital expenditures. Net cash flow was $134.1 million.

As of September 30, 2026, our cash, cash equivalents, and short-term investments were $574.9 million, and we had access to unused borrowing capacity of $225.0 million under the revolving portion of our U.S. Credit Agreement. We believe our liquidity and our borrowing capacity will allow us to cover our cash needs for working capital, capital expenditures, and acquisitions for at least the next 12 months.

On August 18, 2026, we issued $375.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the "Convertible Senior Notes"), including the exercise in full of the initial purchasers' option to purchase an additional $50.0 million aggregate principal amount. The Convertible Senior Notes were issued pursuant to an Indenture, dated August 18, 2026 (the “Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. The Convertible Senior Notes are senior unsecured obligations of the Company and mature on August 15, 2031, unless earlier converted, redeemed, or repurchased. The Convertible Senior Notes do not bear regular interest, and the principal amount does not accrete. Special interest may accrue under certain circumstances as provided in the Indenture. Also in August 2026, in connection with the pricing of the Convertible Senior Notes and the exercise by the initial purchasers of their option in full to purchase additional notes, we entered into the Capped Call Transactions with several financial institutions, including one or more of the initial purchasers and/or their respective affiliates.

On August 27, 2026, the Company completed its previously announced all cash acquisition of ElevATE Semiconductor, Inc. ("ElevATE"), a fabless semiconductor company based in San Diego, California that specializes in the development of integrated circuits for the automated test equipment industry. The aggregate merger consideration of $267.1 million was based on a $250.0 million base purchase price, subject to customary adjustments for cash, indebtedness, transaction costs, taxes, and net working capital. In addition, the merger agreement provides for potential earnout payments of up to $50.0 million in the aggregate based on the achievement of specified post-closing revenue and gross margin thresholds for calendar years 2027 through 2030. The ElevATE acquisition advances the Company’s portfolio and content expansion initiatives to capitalize on the growing demand for semiconductor test solutions.

The Company’s third quarter revenue reached record levels coupled with an over 500-basis point year-over-year increase in gross margin to 36.1%, with global point of sales reaching record level in the quarter. The Company’s over 19% sequential revenue growth was primarily driven by continued market share gains in the automotive market, improving demand across broad industrial applications, and continued momentum in the artificial intelligence ecosystem. Underpinning this growth is the benefit of the targeted investments we made in capacity expansion over the past year coming online.

Results of operations for the three months ended September 30, 2026 and 2025

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

For the three months ended September 30,
	2026	2025
Net sales	100%	100%
Cost of goods sold	(64)	(69)
Gross profit	36	31
Total operating expense	(24)	(28)
Interest income	1	2
Foreign currency (loss), net	(1)	(1)
Unrealized (loss) gain on investments	(1)	1
Gain on disposal of subsidiary	1	-
Income tax provision	(3)	(1)
Equity in net earnings of equity investments	(0)	-
Net income attributable to common stockholders	8	4

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	For the three months ended September 30,
	2026	2025	Increase/(Decrease)	% Change
Net sales	$532,587	$392,170	$140,417	35.8%
Cost of goods sold	340,122	271,682	68,440	25.2%
Gross profit	192,465	120,488	71,977	59.7%
Total operating expense	129,052	108,916	20,136	18.5%
Interest income	4,798	8,487	(3,689)	(43.5%)
Interest expense	(813)	(503)	310	61.6%
Foreign currency (loss), net	(2,977)	(3,328)	(351)	10.5%
Unrealized (loss) gain on investments	(6,041)	2,391	(8,432)	(352.7%)
Gain on disposal of subsidiary	3,841	-	3,841	N/A
Other income	765	845	(80)	(9.5%)
Income tax provision	14,091	3,555	10,536	296.4%
Equity in net earnings of equity investments	(2,369)	(432)	(1,937)	448.4%
Net income attributable to common stockholders	43,712	14,278	29,434	206.1%

Net sales increased approximately $140.4 million, or 35.8%, for the three months ended September 30, 2026, compared to the same period last year, primarily driven by continued market share gains in the automotive market, improving demand across broad industrial applications, and continued momentum in the artificial intelligence ecosystem. Underpinning this growth is the benefit of the targeted investments we made in capacity expansion over the past year coming online. During the three months ended September 30, 2026, weighted-average sales price increased 13.5% and volume increased 19.7%, when compared to the same period in 2025.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
Industrial	24%	22%
Automotive	22%	19%
Computing	27%	28%
Consumer	17%	18%
Communications	10%	13%

For the three months ended September 30, 2026, gross profit increased approximately 59.7% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the three months ended September 30, 2026 and 2025 was 36.1% and 30.7%, respectively.

Operating expenses for the three months ended September 30, 2026, increased $20.1 million when compared to the three months ended September 30, 2025. Operating expenses as a percentage of net sales were 24.2% and 27.8% for the three months ended September 30, 2026 and 2025, respectively. SG&A increased approximately $19.7 million as compared to the same period last year reflecting an increase in salaries and wages of $7.3 million, increased selling expenses of approximately $6.3 million, increased professional services of approximately $2.5 million, and increased freight and duty expense of $1.6 million. SG&A, as a percentage of net sales, was 15.1% and 15.4% for the three months ended September 30, 2026 and 2025 respectively. For the three months ended September 30, 2026, research and development expenses (“R&D”) was flat when compared to the three months ended September 30, 2025. R&D, as a percentage of net sales, was 8.2% and 10.7% for the three months ended September 30, 2026 and 2025, respectively.

Interest income decreased $3.7 million, or 43.5%, for the three months ended September 30, 2026, compared to the same period last year, reflecting less interest income received in the Company’s derivative hedging instruments. Interest expense increased due primarily to amortization of debt issuance costs associated with the Convertible Senior Notes, for the three months ended September 30, 2026, compared to the same period last year. During the three months ended September 30, 2026, the Company recognized $6.0 million in unrealized losses on investments for mark-to-market adjustments.

We recognized income tax expense of approximately $14.1 million and $3.6 million for the three months ended September 30, 2026 and 2025, respectively. The increase in income taxes for 2026 compared to 2025 is primarily attributable to the change in pre-tax earnings during the comparable periods, including the geographical mix of pre-tax income and loss across tax jurisdictions.

Results of operations for the nine months ended September 30, 2026 and 2025

The table below sets forth the condensed consolidated statement of operations line items as a percentage of net sales:

For the nine months ended September 30,
	2026	2025
Net sales	100%	100%
Cost of goods sold	(66)	(69)
Gross profit	34	31
Total operating expense	(25)	(29)
Interest income	1	2
Foreign currency (loss), net	(1)	(1)
Unrealized (loss) gain on investments	1	3
Impairment of equity investment	-	(1)
Gain on disposal of subsidiary	0	1
Income tax provision	(2)	(1)
Equity in net earnings of equity investments	(1)	-
Net income attributable to common stockholders	8	5

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	For the nine months ended September 30,
	2026	2025	Increase/(Decrease)	% Change
Net sales	$1,383,583	$1,090,495	$293,088	26.9%
Cost of goods sold	914,760	749,989	164,771	22.0%
Gross profit	468,823	340,506	128,317	37.7%
Total operating expense	352,355	318,249	34,106	10.7%
Interest income	15,791	21,324	(5,533)	(25.9%)
Interest expense	(1,829)	(1,476)	353	23.9%
Foreign currency (loss), net	(7,371)	(9,943)	(2,572)	(25.9%)
Unrealized (loss) gain on investments	16,427	28,004	(11,577)	(41.3%)
Impairment of equity investment	(1,249)	(5,817)	4,568	(78.5%)
Gain on disposal of subsidiary	3,841	13,730	(9,889)	(72.0%)
Other income	1,326	1,825	(499)	(27.3%)
Income tax provision	24,938	12,638	12,300	97.3%
Equity in net earnings of equity investments	(7,072)	(416)	(6,656)	1600.0%
Net income attributable to common stockholders	105,322	55,939	49,383	88.3%

Net sales increased approximately $293.1 million, or 26.9%, for the nine months ended September 30, 2026, compared to the same period last year. During the nine months ended September 30, 2026, weighted-average sales price increased 1.7% and volume increased 24.7%, when compared to the same period in 2025.

The table below sets forth our product revenue as a percentage of total product revenue by end-user market for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Industrial	24%	23%
Automotive	21%	19%
Computing	27%	27%
Consumer	17%	18%
Communications	11%	13%

For the nine months ended September 30, 2026, gross profit increased approximately 37.7% when compared to the same period last year primarily due to higher net sales. Gross profit margin for the nine months ended September 30, 2026 and 2025 was 33.9% and 31.2%, respectively.

Operating expenses for the nine months ended September 30, 2026, increased $34.1 million when compared to the nine months ended September 30, 2025. Operating expenses as a percentage of net sales were 25.5% and 29.2% for the nine months ended September 30, 2026 and 2025, respectively. SG&A increased approximately $35.6 million as compared to the same period last year reflecting an increase in salaries and wages of $19.1 million, an increase in selling expense of $5.9 million, an increase in freight and duty expense of $4.5 million, an increase in operating expense of $2.8 million, and an increase in consulting and legal expense of $2.5 million, and SG&A, as a percentage of net sales, was 15.5% and 16.4% for the nine months ended September 30, 2026 and 2025, respectively.

R&D increased approximately $4.1 million when compared to the nine months ended September 30, 2025 due to increased R&D expenses related to salaries and wages of $7.8 million, an increase in depreciation and amortization of $4.4 million, and an increase in selling expenses of $1.0 million. These increases in R&D expenses were partially offset by decreases in R&D marketing expense of $6.9 million and decreases in R&D operating expenses of $2.0 million. R&D, as a percentage of net sales, was 9.0% and 11.1% for the nine months ended September 30, 2026 and 2025, respectively.

Interest income decreased $5.5 million, or 25.9%, for the nine months ended September 30, 2026, compared to the same period last year, reflecting lower amounts of interest income received in the Company’s derivative hedging instruments. Interest expense increased due primarily to amortization of debt issuance costs associated with the Convertible Senior Notes, for the nine months ended September 30, 2026, compared to the same period last year. During the nine months ended September 30, 2026, the Company recognized an impairment loss on an equity investment of $1.2 million, due to a decline in the value of the investment. During the nine months ended September 30, 2026, the Company recognized upward fair value adjustments of $16.4 million related to long-term investments.

We recognized income tax expense of approximately $24.9 million and $12.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in income taxes for 2026 compared to 2025 was primarily attributable to an increase in pre-tax earnings.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity consist of cash and cash equivalents, cash generated from operations, availability under our Revolving Credit Facility, and access to capital markets. Our primary uses of cash include working capital requirements, capital expenditures, strategic acquisitions, debt service obligations, stock repurchases, and other general corporate purposes.

At September 30, 2026 and December 31, 2025, working capital was $1.1 billion and $878.6 million, respectively. At September 30, 2026 our cash and cash equivalents and restricted cash totaled $566.2 million.

We believe that cash generated from operations, together with existing cash balances, and amounts available under our Revolving Credit Facility, will be sufficient to fund our operating requirements, capital expenditures, debt service obligations, and other anticipated liquidity needs for at least the next twelve months.

Financing Transactions

During the three months ended September 30, 2026, the Company completed the financing transactions described below designed to enhance our financial flexibility, strengthen our long-term capital structure, and support future growth initiatives. Collectively, these transactions enhanced our capital structure by providing long-term financing, extending debt maturities, and increasing available liquidity while maintaining borrowing capacity under our Revolving Credit Facility.

Convertible Senior Notes

In August 2026, we issued $375.0 million aggregate principal amount of 0.00% Convertible Senior Notes (“Convertible Senior Notes”) due 2031. Net proceeds from the offering were approximately $364.8 million, after deducting initial purchaser discounts, commissions, and offering expenses and prior to giving effect to the cost of the Capped Call Transactions described below. We used approximately $21.9 million to fund the Capped Call Transactions, and approximately $35.0 million for concurrent repurchases of our common stock. The remaining proceeds are available for general corporate purposes, including potential future acquisitions.

The issuance of the Convertible Senior Notes significantly increased our available liquidity and provided a long-term source of capital with no scheduled cash interest payments. As a result we are able to preserve our substantial cash balances while maintaining capacity under our Revolving Credit Facility for future operating, investing, and strategic activities.

Capped Call Transactions

Concurrently with the issuance of the Convertible Senior Notes, we entered into Capped Call Transactions intended to reduce potential dilution associated with conversions of the Convertible Senior Notes, subject to the terms of the transactions. The aggregate premium paid for the Capped Call Transactions was approximately $21.9 million.

Credit Agreement Amendment

Also during August 2026, we amended our Credit Agreement, extending the maturity date of our Revolving Credit Facility to August 12, 2031, modifying pricing provisions, permitting the Convertible Senior Notes financing, and revising certain financial and negative covenants. The amended facility continues to provide an important source of committed liquidity and financial flexibility. There were no borrowings outstanding under the Credit Agreement at September 30, 2026.

Undistributed Foreign Earnings

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of certain European and Asian subsidiaries. As of September 30, 2026, our foreign subsidiaries held approximately $250.0 million of cash, cash equivalents and investments of which approximately $98.6 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held. The $98.6 million is held in Asia and Europe.

Short-term debt

Our Asia subsidiaries maintain short-term credit facilities with various financial institutions totaling $150.0 million. At September 30, 2026, the unused and available credit under the various facilities was approximately $128.5 million, net of $21.0 million advanced under our foreign credit lines and $0.4 million of credit used for import and export guarantee. These facilities provide additional liquidity to support local operating requirements.

Long-term debt

At September 30, 2026, there was no outstanding balance under the Credit Agreement and approximately $225.0 million remained available for borrowing. In August 2026, we amended the Credit Agreement, extending the maturity or the Revolving Credit Facility to

August 12, 2031 and modifying certain terms to provide additional financial flexibility. The Credit Agreement contains customary affirmative and negative covenants, including a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2026, we were in compliance with all financial covenants under the facility.

In August 2026, we issued $375.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031. The issuance provided long-term capital, increased available liquidity, and preserves the borrowing capacity under our Revolving Credit Facility. The Convertible Senior Notes do not bear regular interest and, unless earlier converted, redeemed, or repurchased, mature on August 15, 2031.

Additionally, our 53% owned subsidiary, ERIS, had long-term debt of $17.5 million and $25.0 million, at September 30, 2026 and December 31, 2025, respectively, from local Taiwan banks. These borrowings mature at various dates through 2033.

Because some of our outstanding debt is subject to variable interest rates, higher interest rates will potentially increase our overall debt service cost. If interest rates rise globally, our cost of capital may increase in the future.

Discussion of Cash Flows

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2026	2025
Net cash flows from operating activities	$229,948	$177,397
Net cash flows from investing activities	(344,932)	(93,970)
Net cash flows from financing activities	302,113	(30,824)
Effect of exchange rate changes on cash and cash equivalents	6,675	14,720
Change in cash and cash equivalents, including restricted cash	$193,804	$67,323

Operating Activities

Net cash flows from operating activities for the nine months ended September 30, 2026 was $229.9 million. The following recurring operating items gave rise to the calculation of net cash flows from operating activities for the nine months ended September 30, 2026: Net income of $111.4 million, depreciation and amortization of intangible assets of $106.3 million, share-based compensation of $28.3 million, and a net increase of $2.9 million of changes in working capital accounts. These increases in cash were partially offset by the recognition of net investment gains of $9.2 million and interest income from derivative instruments of $8.4 million.

Net cash flows from operating activities for the nine months ended September 30, 2025 was $177.4 million. The following recurring operating items gave rise to the calculation of net cash flows from operating activities for the nine months ended September 30, 2025: Net income of $56.9 million, depreciation and amortization of intangible assets of $108.5 million, a net increase of $43.3 million of changes in working capital accounts, and share-based compensation of $19.0 million. During the nine months ended September 30, 2025, the Company also recognized net investment gains of $27.6 million, including a $33.3 million non-cash mark-to-market increase in the value of the Company’s investment in Atlas, a non-cash mark-to-market decrease of $5.5 million of previously made equity investments, and a gain on the disposal of a subsidiary for $13.7 million.

Investing Activities

Net cash and cash equivalents from investing activities was $(344.9) million for the nine months ended September 30, 2026. Net cash and cash equivalents from investing activities for the nine months ended September 30, 2026 was primarily due to the purchase of ElevATE that used $262.3 million of cash, and purchases of property, plant, and equipment of $118.7 million, or 8.6% of net sales. We expect capital expenditures for the twelve months ending December 31, 2026 to be within our target model of 5% to 9% of net sales. The Company also received approximately $7.7 million due to the termination of a hedge instrument and made a $2.4 million payment from an escrow account related to the previously made acquisition.

Net cash and cash equivalents from investing activities was $(94.0) million for the nine months ended September 30, 2025. Net cash and cash equivalents from investing activities for the nine months ended September 30, 2025 was primarily due to purchases of property, plant, and equipment of $52.7 million, or 4.8% of net sales. The Company made purchases of equity securities of $49.3 million, including making an investment in ATX of approximately $30.0 million, increasing its investment in Atlas by approximately $17.3 million, and the acquisition of the minority interest in a joint venture in Taiwan for approximately $4.1 million, bringing the Company’s ownership to 100%. The Company also paid approximately $6.6 million due to the expiration of a hedge instrument. These uses of cash for investing were partially offset by the receipt of approximately $16.0 million related to the sale of TFS.

Financing Activities

Net cash and cash equivalents from financing activities was $302.1 million for the nine months ended September 30, 2026. The change primarily reflects the issuance of $375.0 million of Convertible Senior Notes, net of $10.2 million in debt issuance costs, partially offset by $21.9 million for the Capped Call Transactions and approximately $45.2 million used to repurchase the Company’s common stock.

Net cash and cash equivalents from financing activities was $(30.8) million for the nine months ended September 30, 2025. Net cash from financing activities in the nine months ended September 30, 2025 consisted of net decreases in noncontrolling interests of $18.0 million, stock repurchases of $10.0 million, $1.6 million of net decreases in our debt, and taxes paid on net share settlements of $4.3 million.

Use of Derivative Instruments and Hedging

We use, or may use, interest rate swaps, commodity swaps, foreign exchange forward contracts, and cross currency swaps to provide a level of protection against interest rate risks and foreign exchange exposure.

Hedges of Commodity Risk

As part of our overall risk management strategy, we enter into commodity swap contracts to manage our exposure to fluctuations in commodity prices. These derivative instruments are intended to reduce the volatility of future cash flows attributable to changes in market prices and to provide greater certainty regarding the cost of commodities used in our operations.

Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps, including interest rate collars, as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the contracts without exchange of the underlying notional amount.

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward contracts to manage this exposure and to preserve the economic value of foreign currency denominated monetary assets and liabilities. These instruments are not designated for hedge accounting treatment in accordance with ASC No. 815. The fair value of our foreign exchange hedges approximates zero.

Hedges of Net Investment Risk

We make use of cross-currency swaps and foreign-currency forward contracts to decrease the foreign exchange risk inherent in our investment in some of our foreign subsidiaries.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements, or other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, nor do we engage in leasing, swap contracts, or outsourcing of research and development services that could expose us to liability that is not reflected on the face of our financial statements.

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

A hypothetical 10.0% increase or decrease in the market price of gold, measured as of September 30, 2026 and assuming the aggregate notional amount of our gold-related hedging positions and underlying forecasted exposures remained constant, would be expected to result in a corresponding change in the fair value of our gold commodity derivatives and in the cost of our forecasted gold purchases. The actual impact on our consolidated financial statements would depend on a variety of factors, including the notional amount, tenor and structure of our hedging instruments, the volume and timing of underlying gold purchases, whether the instruments are designated as cash flow hedges, and the extent to which any change in derivative fair value offsets changes in the cost of the underlying exposure. Accordingly, while our hedging program is intended to mitigate the effect of changes in gold prices, it does not eliminate commodity price risk.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Gary Yu, and Chief Financial Officer, Brett R. Whitmire, with the participation of our management, carried out an evaluation, as of September 30, 2026, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this Quarterly Report is:

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

Changes in Internal Control over Financial Reporting

On August 27, 2026, the Company acquired ElevATE Semiconductor. Management excluded ElevATE from its assessment of internal control over financial reporting as of September 30, 2026. This exclusion is in accordance with SEC guidance that permits an acquired business to be omitted from management's assessment of internal control over financial reporting during the first year following an acquisition. ElevATE represented approximately $265.0 million of total assets and $1.9 million of revenue included in the Company's consolidated financial statements as of and for the period ended September 30, 2026. Other than activities related to the integration of ElevATE, there were no changes in the Company's internal control over financial reporting during the quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 10, 2026 except as follows:

We may not have the ability to raise the funds necessary to settle conversions of our Convertible Senior Notes or to repurchase our Convertible Senior Notes upon a fundamental change, and our Credit Agreement contains, and any future debt may also contain, limitations on our ability to pay cash upon conversion or repurchase of our Convertible Senior Notes.

Holders of our Convertible Senior Notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the Indenture) at a fundamental change repurchase price equal to 100% of the principal amount of our Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon any conversion of our Convertible Senior Notes, we will be required to make cash payments for each $1,000 in principal amount of our Convertible Senior Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values as described in the Convertible Senior Notes Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of our Convertible Senior Notes surrendered therefor or pay cash with respect to our Convertible Senior Notes being converted. In addition, our Credit Agreement prohibits us from making any cash payments on the conversion or repurchase of our Convertible Senior Notes if an event of default exists thereunder, making any cash payments upon a fundamental change or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with our financial covenants under that facility. Our ability to repurchase our Convertible Senior Notes or to pay cash upon conversions of our Convertible Senior Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase our Convertible Senior Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of our Convertible Senior Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase our Convertible Senior Notes or make cash payments upon conversions thereof.

The conditional conversion feature of our Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of our Convertible Senior Notes is triggered, holders of our Convertible Senior Notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle any converted principal amount of such notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our working capital.

Conversion of our Convertible Senior Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of our Convertible Senior Notes may dilute the ownership interests of our stockholders. Upon conversion of our Convertible Senior Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of our Convertible Senior Notes being converted. If we elect to settle the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of our Convertible Senior Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our Convertible Senior Notes may encourage short selling by market participants because the conversion of our Convertible Senior Notes could be used to satisfy short positions, or anticipated conversion of our Convertible Senior Notes into shares of our common stock could depress the price of our common stock.

Changes in the accounting method for convertible debt securities that may be settled in cash, such as our Convertible Senior Notes, could adversely affect our reported financial condition and results.

The accounting method for reflecting our Convertible Senior Notes on our balance sheet, accruing interest expense for our Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, our Convertible Senior Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of our Convertible Senior Notes, net of issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of our Convertible Senior Notes. As a result of this amortization, the interest expense that we expect to recognize for our Convertible Senior Notes for accounting purposes will be greater than the cash interest payments we will pay on our Convertible Senior Notes, which will result in lower reported net income.

In addition, the shares of our common stock underlying our Convertible Senior Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, diluted earnings per share generally are calculated assuming that all of our Convertible Senior Notes were converted into cash and shares of common stock at the beginning of the reporting period based on the average market price of common stock determined in accordance with applicable accounting rules, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of our Convertible Senior Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of our Convertible Senior Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.

Certain provisions in the Indenture governing the Convertible Senior Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the Indenture may make it more difficult or expensive for a third party to acquire us. For example, the Indenture will require us, subject to limited exceptions, to repurchase our Convertible Senior Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase our Convertible Senior Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The Capped Call Transactions may affect the value of our common stock.

In connection with the issuance of our Convertible Senior Notes, we entered into the Capped Call Transactions with the option counterparties (the “option counterparties”). The Capped Call Transactions cover, subject to customary adjustments substantially similar to those applicable to our Convertible Senior Notes, the number of shares of our common stock initially underlying our Convertible Senior Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of our Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of our Convertible Senior Notes and prior to the maturity of our Convertible Senior Notes (and are likely to do so during any observation period related to a conversion of our Convertible Senior Notes or, to the extent we exercise the relevant election under the Capped Call Transactions, following any repurchase or redemption of our Convertible Senior Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The option counterparties are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions and could adversely affect the option counterparties’ performance under the Capped Call Transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transactions with such option counterparty. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer adverse tax consequences or more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

In addition, the terms of the Capped Call Transactions may be subject to adjustment, modification or, in some cases, renegotiation in the event of certain corporate and other transactions. The Capped Call Transactions may not operate as we intend in the event that we are required to adjust the terms of such instruments as a result of transactions in the future or in the event of other unanticipated developments that may adversely affect the functioning of the Capped Call Transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about repurchases of our common stock during the three months ended September 30, 2026.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	-	$-	-	$56,184,423
August 1, 2026 - August 31, 2026	360,119	97.19	360,119	21,184,457
September 1, 2026 - September 30, 2026	-	-	-	21,184,457
Total	360,119	$97.19	360,119	$21,184,457

Concurrently with the pricing of our Convertible Senior Notes in August 2026, we entered into a share repurchase transaction with one of the initial purchasers of Convertible Senior Notes or its affiliate, pursuant to which we repurchased 360,119 shares of common stock in a privately negotiated transaction at a purchase price of $97.19 per share, for an aggregate purchase price of approximately $35.0 million. The share repurchase transaction, which was the only repurchase of our common stock during the quarter, was made under the authorization received from our board of directors on May 8, 2025, to purchase up to $100.0 million of the Company’s common stock. As of September 30, 2026, $78.8 million of the May 2025 program had been utilized. Share repurchases under the program may be made from time to time in the open market, through privately-negotiated transactions, or otherwise, subject to applicable laws, regulations, and approvals. The timing of the share repurchases will depend on a variety of factors, including market conditions, and the share repurchases may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended September 30, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, except as follows:

On August 20, 2026, Evan Yu, an independent member of the Company’s board of directors, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the sale of up to 3,500 shares of the Company’s common stock, subject to the terms of the plan, during the period from October 12, 2026 (and not before such date) through August 20, 2027. Mr. Yu’s plan will expire on August 20, 2027, subject to early termination in accordance with the terms of the plan.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of July 10, 2026, by and among Diodes Incorporated, GN Merger Sub Inc., Elevate Semiconductor, Inc., and Presidio Investors ELV Continuation GP, LLC, solely in its capacity as Equityholders’ Representative.	8-K	July 14, 2026	2.1
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
4.2	Indenture, dated as of August 18, 2026, by and between Diodes Incorporated and U.S. Bank Trust Company, National Association, as Trustee (including the form of the Notes attached thereto as Exhibit A).	8-K	August 18, 2026	4.1
4.3	Form of Global Note representing Diodes Incorporated’s 0.00% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	August 18, 2026	4.2
10.1*	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of August 12, 2026, by and among Diodes Incorporated, Diodes Holding UK Limited, certain subsidiaries of Diodes Incorporated party thereto, Bank of America, N.A., as Administrative Agent, and the Lenders party thereto.	8-K	August 18, 2026	10.1
10.2	Form of Confirmation for Capped Call Transactions.	8-K	August 18, 2026	10.2
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
104	Cover Page Interactive Data File, formatted in Inline XBRL				X
*	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
**

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

DIODES INCORPORATED
(Registrant)

November 5, 2026	By: /s/ Gary Yu
Date	GARY YU
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2026	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE
Chief Financial Officer
(Principal Financial Officer)